Form 10-Q
period 2017-03-31
Schneider National, Inc.
filed 2017-05-12
CIK 1692063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38054

Schneider National, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Wisconsin	39-1258315
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3101 South Packerland Drive
Green Bay, Wisconsin	54313
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

(920) 592-2000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐            No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

As of May 11, 2017, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 93,811,890 shares of Class B Common Stock, no par value, outstanding

SCHNEIDER NATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2017

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
C-TPAT	Customs-Trade Partnership Against Terrorism, a program designed to improve cross-border security between the United States and Canada and the United States and Mexico. Carrier members of the C-TPAT are entitled to shorter border delays and other priorities over non-member carriers.
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EOBR	Electronic On-board Recorder. An electronic logging device that enables professional truck drivers and commercial motor carriers to track Hours of Service compliance by monitoring the time spent by the driver in operating a truck.
EPS	Earnings Per Share
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate
Lodeso	Lodeso, Inc. This business was acquired in June 2016, simultaneous with the purchase of Watkins and Shepard Trucking, Inc.
LTL	Less Than Load. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
Prospectus	Our prospectus dated April 5, 2017, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which is deemed to be part of our Registration Statement on Form S-1 (File No. 333-215244), as amended.
SEC	United States Securities and Exchange Commission
WST	Watkins and Shepard Trucking, Inc. This business was acquired in June 2016 and included the simultaneous purchase of Lodeso, Inc.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, within the meaning of the United States Private Securities Litigation Reform Act of 1995, which are intended to come within the safe harbor protection provided by such Act. These forward-looking statements reflect our current expectations, beliefs, plans, or forecasts with respect to, among other things, future events and financial performance and trends in our business and industry. Forward-looking statements are often characterized by words or phrases such as “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “prospects,” “potential” and “forecast,” and other words, terms, and phrases of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks, and uncertainties. We caution readers that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement.

Such risks and uncertainties include, among others, those discussed under the heading “Risk Factors” in our Prospectus, as well as in our unaudited consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. In addition to any such risks, uncertainties, and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: economic and business risks inherent in the truckload industry, including competitive pressures pertaining to pricing, capacity, and service; risks associated with the loss of a significant customer or customers; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, and our ability to recover fuel costs through our fuel surcharge programs; our ability to attract and retain qualified drivers, including owner-operators, in the operation of our intermodal and trucking businesses; risks related to demand for our service offerings; our ability to recruit, develop, and retain our key associates; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, employees, and owner-operators, our captive insurance company, and the increased costs of compliance with existing or future federal, state, and local regulations; significant systems disruptions, including those caused by cybersecurity breaches; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; exposure to claims and lawsuits in the ordinary course of our business and the risk of insurance claims through our captive insurance company; our ability to effectively manage and implement our growth and diversification strategies and cost saving initiatives; risks associated with acquisitions and other strategic transactions; risks associated with obtaining materials, equipment, and services from our vendors and suppliers; risks associated with cross-border operations and doing business in foreign countries; risks associated with financial and credit markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; and risks associated with reliance on third parties with respect to certain of our businesses, including railroads with respect to our intermodal business and third-party capacity providers for our Logistics brokerage business.

We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHNEIDER NATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31
	2017	2016

OPERATING REVENUES	$1,006,439	$928,103

OPERATING EXPENSES:
Purchased transportation	367,328	338,199
Salaries, wages, and benefits	297,723	277,466
Fuel and fuel taxes	73,197	53,409
Depreciation and amortization	67,870	63,895
Operating supplies and expenses	106,234	99,263
Insurance and related expenses	21,831	18,669
Other general expenses	28,706	25,169

Total operating expenses	962,889	876,070

INCOME FROM OPERATIONS	43,550	52,033

NONOPERATING EXPENSES:
Interest expense—net	5,486	4,801
Other—net	133	333

Total nonoperating expenses	5,619	5,134

INCOME BEFORE INCOME TAXES	37,931	46,899
PROVISION FOR INCOME TAXES	15,362	18,760

NET INCOME	$22,569	$28,139

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(121)	121
Unrealized gain on marketable securities—net of tax	137	321

Total other comprehensive income	16	442

COMPREHENSIVE INCOME	$22,585	$28,581

Weighted average common shares outstanding	156,419	155,704
Basic earnings per share	$0.14	$0.18
Weighted average diluted shares outstanding	156,800	155,813
Diluted earnings per share	$0.14	$0.18

Dividends per share of common stock	$0.05	$0.00

See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$79,259	$130,787
Marketable securities	49,405	52,489
Receivables:
Trade—net of allowance of $3,647 and $3,455, respectively	435,859	438,997
Managed freight	3,160	4,987
Other	25,507	41,807
Current portion of lease receivables—net of allowance of $1,489 and $1,036, respectively	92,793	100,211
Inventories	87,179	74,126
Prepaid expenses and other assets	104,618	80,244

Total current assets	877,780	923,648

NONCURRENT ASSETS:
Property and equipment:
Transportation equipment—net of accumulated depreciation of $969,613 and $942,965, respectively	1,642,529	1,653,703
Land, buildings, and improvements—net of accumulated depreciation of $109,909 and $108,148, respectively	71,687	70,747
Other—net of accumulated depreciation of $154,435 and $158,059, respectively	33,368	33,605

Net property and equipment	1,747,584	1,758,055

Lease receivables	130,235	132,121
Capitalized software and other noncurrent assets	75,066	76,782
Goodwill	164,150	164,035

Total noncurrent assets	2,117,035	2,130,993

TOTAL	$2,994,815	$3,054,641

See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	March 31, 2017	December 31, 2016
LIABILITIES, REDEEMABLE COMMON SHARES, ACCUMULATED EARNINGS, AND ACCUMULATED OTHER COMPREHENSIVE INCOME

CURRENT LIABILITIES:
Payables:
Trade	$246,974	$222,112
Managed freight	3,309	5,141
Accrued liabilities:
Salaries and wages	63,599	81,799
Claims accruals	54,529	52,216
Other	59,109	57,342
Current maturities of debt and capital lease obligations	170,846	258,658

Total current liabilities	598,366	677,268

NONCURRENT LIABILITIES:
Debt	422,765	428,807
Capital lease obligations	9,848	10,820
Claims accruals	108,533	111,542
Deferred income taxes	553,750	538,624
Other	100,334	101,130

Total noncurrent liabilities	1,195,230	1,190,923

COMMITMENTS AND CONTINGENCIES (Note 11)
TEMPORARY EQUITY - REDEEMABLE COMMON SHARES:
Redeemable common shares, Class A, no par value, shares authorized: 250,000,000, shares issued and outstanding: 83,029,500	630,471	563,217

Redeemable common shares, Class B, no par value, shares authorized: 750,000,000, shares issued and outstanding: 73,294,560	556,544	497,175

ACCUMULATED EARNINGS	13,305	125,175
ACCUMULATED OTHER COMPREHENSIVE INCOME	899	883

TOTAL	$2,994,815	$3,054,641

See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31
	2017	2016
OPERATING ACTIVITIES:
Net income	$22,569	$28,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,870	63,895
Gain on sale of property and equipment	(3,209)	(3,817)
Deferred income taxes	15,053	14,368
Other noncash items	(81)	104
Changes in operating assets and liabilities:
Receivables	21,428	51,824
Other assets	(20,512)	(22,133)
Payables	10,089	4,328
Other liabilities	(24,051)	(22,464)

Net cash provided by operating activities	89,156	114,244

INVESTING ACTIVITIES:
Purchases of transportation equipment	(39,335)	(90,802)
Purchases of other property and equipment	(8,013)	(7,608)
Proceeds from sale of property and equipment	15,342	10,319
Proceeds from lease receipts and sale of off-lease inventory	14,643	13,703
Purchases of lease equipment	(23,714)	(18,360)
Sales of marketable securities	3,101	2,096

Net cash used in investing activities	(37,976)	(90,652)

FINANCING ACTIVITIES:
Payments under revolving credit agreements	(85,000)	(30,000)
Payments of debt and capital lease obligations	(9,892)	(892)
Dividends on redeemable common shares	(7,816)	—

Net cash used in financing activities	(102,708)	(30,892)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,528)	(7,300)

CASH AND CASH EQUIVALENTS:
Beginning of period	130,787	160,676

End of period	$79,259	$153,376

ADDITIONAL CASH FLOW INFORMATION:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$35,325	$65,091
Costs in accounts payable related to our IPO	$5,150	$—
Increase in redemption value of redeemable common shares	$(126,623)	$(108,924)

Cash paid during the year for:
Interest	$6,056	$5,070
Income taxes—net of refunds	$(15,644)	$(36,490)

See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES, ACCUMULATED EARNINGS,

AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(in thousands, except share and per share data)

	Class A		Class B			Accumulated
	Redeemable Common Shares		Redeemable Common Shares		Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Total
BALANCE—December 31, 2016	83,029,500	$563,217	73,294,560	$497,175	$125,175	$883	$1,186,450

Net income	—	—	—	—	22,569	—	22,569

Other comprehensive income	—	—	—	—	—	16	16

Dividends declared at $0.05 per share	—	—	—	—	(7,816)	—	(7,816)

Change in redemption value of redeemable common shares	—	67,254	—	59,369	(126,623)	—	—

BALANCE—March 31, 2017	83,029,500	$630,471	73,294,560	$556,544	$13,305	$899	$1,201,219

See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts, or unless otherwise noted)

March 31, 2017

1. GENERAL

Description of Business

In this report, when we refer to “the Company,” “us,” “we,” “our,” or “ours,” we are referring to Schneider National, Inc. and its subsidiaries. We are a leading transportation services organization headquartered in Green Bay, Wisconsin. We provide a broad portfolio of premier truckload, intermodal, and logistics solutions and operate one of the largest trucking fleets in North America.

Our initial public offering of shares of Class B Common Stock was completed in April 2017, and additional shares were sold in May 2017 under an option granted to the underwriters. In connection with the offering, we sold a total of 20,145,000 shares of common stock at $19 per share and received proceeds of $382,755. Expenses related to the offering totaled approximately $42,485, resulting in net proceeds of $340,270. The financial statement effects of the IPO and related exercise of the additional allotment is not reflected in these interim financial statements for the period ended March 31, 2017.

Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Prospectus. Financial results for an interim period are not necessarily indicative of the results for a full year.

All intercompany transactions have been eliminated in consolidation.

In the opinion of management, these statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.

Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. As amended, the new revenue recognition standard will be effective for us beginning with the reporting period ending March 31, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. We have begun reviewing and assessing our contracts with customers in accordance with the guidance in the ASU. Based on our analysis to date, we do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, and cash flows. We are still evaluating the transition method choices and the disclosure requirements of this standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This update was issued to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. These provisions are effective for us beginning with the reporting period ending March 31, 2018. The standard is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize in the consolidated balance sheets assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting principles, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current accounting principles, which require only capital leases to be recognized in the consolidated balance sheets, the new ASU will require both types of leases to be recognized in the consolidated balance sheets. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for us beginning with the reporting period ending March 31, 2018, with early adoption permitted. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires companies to use a forward-looking, expected loss model to estimate credit losses on various types of financial assets and net investments in leases. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. This guidance is effective for us beginning with the reporting period ending March 31, 2021. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The provisions of this update are effective for us beginning with the reporting period ending March 31, 2018. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. The provisions of this update will be effective for our goodwill impairment test in 2020. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

2. ACQUISITION

On June 1, 2016, we acquired 100% of the shares of WST, for $150,420 in cash and future payments. The acquisition of WST included the simultaneous purchase of Lodeso. These two companies bring together final-mile delivery, claims-free handling, and an innovative technology platform. They provide LTL, truckload, and logistics services for difficult to handle goods, such as furniture and floor coverings, across North America. They use proprietary technology to handle supply chain complexities within the national home delivery industry. We acquired WST and Lodeso because they create integrated first-to-final-mile-delivery capabilities, which reduce supply chain complexities for omnichannel retailers and manufacturers.

The acquisition was accounted for as a purchase in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the Truckload segment at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships and trade names, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. We believe that 100% of the goodwill will be deductible for United States income tax purposes. No adjustments were made to the estimated fair values of the assets acquired and liabilities assumed during the three months ended March 31, 2017.

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$1,318
Receivables	16,156
Inventories	480
Prepaid expenses and other current assets	4,392
Property and equipment	81,844
Capitalized software and other noncurrent assets	5,807
Intangible assets	10,900
Goodwill	138,168

Total assets acquired	259,065

Payables assumed	7,807
Accrued liabilities assumed	5,289
Current maturities of debt and capital lease obligations assumed	47,692
Debt and capital lease obligations assumed	46,211
Other noncurrent liabilities assumed	1,646

Fair value of total consideration transferred	$150,420

In addition to the cash paid at closing, a guaranteed payment arrangement requires us to pay the former owners of WST $20,000 on each of the next three anniversary dates of the closing. This amount is discounted between one percent and three percent, based on credit-adjusted discount rates, for a total present value amount of $57,713 at the closing date.

A contingent payment arrangement requires us to make earnout payments based on the achievement of specified earnings targets on each of the next three anniversary dates of the closing, with the aggregate payment total not to exceed $40,000.

The following unaudited pro forma condensed combined financial information presents our results as if we had acquired WST and Lodeso on January 1, 2016.

Three Months Ended March 31, 2016
Pro forma net sales	$971,375
Pro forma net income	$26,988

Basic earnings per share as reported	$0.18
Pro forma basic earnings per share	$0.17

Diluted earnings per share as reported	$0.18
Pro forma diluted earnings per share	$0.17

3. FAIR VALUE

Fair value focuses on the estimated price that would be received to sell an asset or paid to transfer a liability, which is referred to as the exit price. Inputs to valuation techniques used to measure fair value fall into three broad levels (Levels 1, 2, and 3) as follows:

Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date.

Level 2—Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities.

Level 3—Unobservable inputs reflecting the reporting entity’s estimates of the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

All marketable securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active (Level 2 in the fair value hierarchy). We measure our marketable securities on a recurring, monthly basis.

The fair value of the contingent consideration related to the 2016 acquisition of WST was $13,500 at March 31, 2017. This valuation was based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include a probability-adjusted level of EBITDA estimated using the Monte Carlo simulation method.

There were no transfers between levels for the periods shown.

Fair Value of Other Financial Instruments

The recorded value of cash, receivables, and payables approximate fair value.

Based on borrowing rates available to us in the applicable year, a fixed-rate debt portfolio with similar terms and maturities would have had a fair value of approximately $592,084 and $683,923 as of March 31, 2017 and December 31, 2016, respectively.

4. MARKETABLE SECURITIES

Our marketable securities have maturities ranging from six to 30 months, but our intent is not to hold them longer than one year. They are classified as available for sale and carried at fair value in current assets on the condensed consolidated balance sheets. Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income (loss).

The following table presents the values of our marketable securities as of the dates shown.

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$3,787	$3,827	$3,768	$3,811
U.S. treasury and government agencies	8,037	8,032	8,048	8,042
Asset-backed securities	287	280	409	399
Corporate debt securities	13,362	13,519	14,415	14,541
State and political subdivisions	24,065	23,747	26,192	25,696

Total marketable securities	$49,538	$49,405	$52,832	$52,489

Gross realized and unrealized gains and losses on sales of marketable securities were not material for the three months ended March 31, 2017 and 2016.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows.

	Truckload	Logistics	Other	Total
Balance at December 31, 2016	$138,168	$14,173	$11,694	$164,035
Foreign currency translation	—	—	115	115

Balance at March 31, 2017	$138,168	$14,173	$11,809	$164,150

The identifiable intangible assets other than goodwill listed below are included in other noncurrent assets on the condensed consolidated balance sheets.

	March 31, 2017			December 31, 2016
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists	$10,500	$1,708	$8,792	$10,500	$1,445	$9,055
Trade names	1,400	389	1,011	1,400	272	1,128

Total intangible assets	$11,900	$2,097	$9,803	$11,900	$1,717	$10,183

Amortization expense for intangible assets was $382 and $29 for the three months ended March 31, 2017 and 2016, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

Estimated future amortization expense related to intangible assets is as follows.

Remaining 2017	$1,146
2018	1,416
2019	1,145
2020	950
2021	950
2022 and thereafter	4,196

$9,803

6. DEBT AND CREDIT FACILITIES

As of March 31, 2017 and December 31, 2016, debt included the following:

	March 2017	December 2016

Unsecured senior notes: principal payable at maturity; interest payable in quarterly or semiannual installments through 2024; weighted-average interest rate of 3.66% for 2017 and 2016	$500,000	$500,000

Equipment financing notes: principal and interest payable in monthly installments through 2023; weighted average interest rate of 3.78% and 3.82% for 2017 and 2016, respectively	40,474	49,296

Secured credit facility: collateralized by certain trade receivables; interest rates of 1.85% and 1.68% for 2017 and 2016, respectively	50,000	135,000

Total principal outstanding	590,474	684,296

Current maturities	(166,684)	(254,398)
Debt issuance costs	(1,025)	(1,091)

Long-term debt	$422,765	$428,807

As of March 31, 2017, we were in compliance with all covenants and financial ratios under the credit agreement and the indentures governing the senior notes.

We used $100 million of the proceeds from our IPO to repay our 4.83% unsecured senior notes that matured on May 7, 2017.

We had no outstanding borrowings under our revolving credit agreement as of March 31, 2017 or December 31, 2016. Standby letters of credit under this agreement amounted to $4,100 at both March 31, 2017, and December 31, 2016, and were primarily related to the requirements of certain of our real estate leases.

We have a secured credit facility that allows us to borrow up to $200,000 against qualifying trade receivables at rates based on the 30-day LIBOR. At March 31, 2017, we had $50,000 outstanding under this agreement, which we repaid on April 8, 2017 with proceeds from our IPO. At March 31, 2017 and December 31, 2016, standby letters of credit under this agreement amounted to $60,011 and $60,085, respectively, and were primarily related to the requirements of certain of our insurance obligations.

7. LEASE RECEIVABLES

We finance various types of transportation-related equipment for independent third parties. The transactions are generally for one to five years and are accounted for as sales-type or direct financing leases. As of March 31, 2017 and December 31, 2016, the investment in lease receivables was as follows:

	March 2017	December 2016

Future minimum payments to be received on leases	$133,876	$137,339
Guaranteed residual lease values	116,485	124,487

Total minimum lease payments to be received	250,361	261,826

Unearned income	(27,333)	(29,494)

Net investment in leases	223,028	232,332

Current maturities of lease receivables	94,282	101,247
Less—allowance for doubtful accounts	(1,489)	(1,036)

Current portion of lease receivables—net of allowance	92,793	100,211

Lease receivables—noncurrent	$130,235	$132,121

8. INCOME TAXES

Our effective income tax rate was 40.5% and 40.0% for the three months ended March 31, 2017, and 2016, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

9. COMMON EQUITY

Prior to our IPO in April 2017, our Class A and Class B common stock was considered redeemable under GAAP because of certain repurchase rights granted to our shareholders pursuant to the Schneider National, Inc. Employee Stock Purchase Plan and certain agreements governing ownership of our common stock held by existing shareholders, including members of the Schneider family and their family trusts. As a result, all vested Class A and Class B common shares were recorded as temporary equity (redeemable common shares) on the consolidated balance sheets at their redemption value as of the balance sheet dates. Accumulated earnings on the consolidated balance sheets were adjusted for the changes during the period in the current redemption value of vested Class A and Class B redeemable common shares. Restricted shares that were not yet vested and held for more than 180 days as of the reporting date were classified as liabilities at their redemption values taking into consideration the portion of the requisite service that had been provided as of the reporting date.

All share redemption provisions were removed effective with the initial public offering of Class B common shares in April 2017. Therefore, all Class A and Class B common shares were reclassified from temporary equity to permanent equity as of April 2017.

Earnings Per Share

As disclosed in Note 1, General, our initial public offering of shares of Class B Common Stock was effective in April 2017. In connection with the offering, we sold additional shares of common stock. The calculations of basic and diluted earnings per share for the periods shown below do not include additional shares sold or share-based awards granted after March 31, 2017.

(in thousands, except per share data)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Basic earnings per common share:

Net income available to common shareholders	$22,569	$28,139
Weighted average common shares issued and outstanding	156,419	155,704
Basic earnings per common share	$0.14	$0.18

Diluted earnings per common share:

Net income applicable to diluted earnings per common share	$22,569	$28,139
Dilutive potential common shares:
Restricted share units	381	109
Dilutive potential common shares	381	109

Total diluted average common shares issued and outstanding	156,800	155,813
Diluted earnings per common share	$0.14	$0.18

10. SHARE-BASED COMPENSATION

We granted restricted shares to certain management employees in the past that vest generally over a three-year period. These restricted shares must be paid out in shares and are accounted for as equity awards once vested and held for more than 180 days. Cash dividends are not paid on the nonvested restricted shares, nor do they accumulate during the vesting period. No awards were granted in the three months ended March 31, 2017.

Compensation expense for restricted shares recognized within salaries, wages, and benefits in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016 was $633 and $702, respectively.

We adopted ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. This guidance simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We elected to account for forfeitures of share-based payment awards as they occur rather than estimating forfeitures upfront. The impact of adopting the ASU on our financial statements was immaterial.

In April 2017, we granted various awards under our 2017 Omnibus Incentive Plan. These awards consisted of 246,516 restricted share and restricted share unit awards; 396,201 performance-based restricted share and performance-based restricted share unit awards; and 229,620 stock options.

11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business, we become involved in certain legal matters and investigations on a number of matters, including liability claims, taxes other than income taxes, contract disputes, employment, and other litigation matters. We accrue for anticipated costs to defend and resolve matters that are probable and estimable. We believe the outcomes of these matters will not have a material impact on our business or our financial statements.

At March 31, 2017, our firm commitments to purchase transportation equipment totaled approximately $195,092.

12. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

The Truckload reportable segment consists of three operating segments (Van Truckload, Specialty Dedicated, and Bulk) that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Van Truckload delivers truckload quantities over irregular routes using dry van trailers. Specialty Dedicated is similar except that it involves recurring routes between the same locations for which specified trucks are dedicated to the route using specialty trailers. Bulk transports key inputs to the manufacturing process such as specialty chemicals using specialty trailers.

The Intermodal reportable segment provides rail intermodal and drayage services to our customers. Company-owned containers and generally Company-owned dray tractors are used to provide these transportation services.

The Logistics reportable segment consists of three operating segments (Brokerage, Supply Chain Management, and Import/Export Services) that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. In the Logistics segment, we provide additional sources of truck capacity, manage transportation-systems analysis requirements for individual customers, and provide trans-loading and warehousing services.

We generate other revenues from a captive insurance business and from a leasing business which are operated by wholly-owned subsidiaries. We also have operations in Asia that meet the definition of an operating segment. None of these operations meets the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. We have also included in “Other” revenues and expenses that are incidental to our activities and are not attributable to any of the reportable segments.

Separate balance sheets are not prepared by segment and, as a result, assets are not separately identifiable by segment. All transactions between reporting segments are eliminated in consolidation.

The chief operating decision maker reviews revenue for each segment without the inclusion of fuel surcharge revenue. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. Income from operations at a segment level reflects the measures presented to the chief operating decision maker for each segment.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $16,873 for the three months ended March 31, 2017, and $14,197 for the three months ended March 31, 2016.

Three Months Ended March 31, 2017
	Truckload	Intermodal	Logistics	Other	Fuel Surcharge	Intersegment Eliminations	Total
Operating revenues	522,110	181,090	183,904	50,283	90,250	(21,198)	1,006,439
Income from operations	38,520	6,634	5,183	(6,787)	—	—	43,550
Depreciation and amortization expense	50,413	8,026	99	9,332	—	—	67,870

Three Months Ended March 31, 2016
	Truckload	Intermodal	Logistics	Other	Fuel Surcharge	Intersegment Eliminations	Total
Operating revenues	490,725	184,825	166,750	49,549	56,154	(19,900)	928,103
Income from operations	42,188	7,089	5,177	(2,421)	—	—	52,033
Depreciation and amortization expense	43,783	9,239	98	10,775	—	—	63,895

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Prospectus.

INTRODUCTION

Overview

We are a leading transportation and logistics services company providing a broad portfolio of premier truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Since our founding in 1935, we believe we have become an iconic and trusted brand within the transportation industry by adhering to a culture of safety “first and always” and upholding our responsibility to our associates, our customers, and the communities that we serve. We differentiate ourselves through our breadth of complementary service offerings, scale, and expertise in services that use specialty equipment, which have high barriers to entry. Our comprehensive and integrated suite of industry-leading service offerings allows us to better meet customer needs and capture a larger share of our customers’ transportation spend.

We categorize our operations into the following reportable segments:

•	Truckload –consists of freight transported and delivered with standard and specialty equipment by our company-employed drivers in company trucks and by owner-operators. Our truckload services include standard long-haul and regional shipping services primarily using dry van equipment and bulk, temperature controlled, final mile “white glove” delivery and customized solutions for high-value and time-sensitive loads. These services are executed through either for-hire or dedicated contracts.

•	Intermodal –consists of door-to-door, container on flat car service by a combination of rail and over-the-road transportation, in association with our rail carrier partners. Our intermodal service offers vast coverage throughout North America, including cross-border freight through company containers and trucks.

•	Logistics –consists of non-asset freight brokerage services, supply chain services (including 3PL) and import/export services. Our logistics business typically provides value-added services using third-party capacity, augmented by our assets, to manage and move our customers’ freight.

We have established a network of facilities across North America to maximize the geographic reach of our company trucks and owner-operators and to provide maintenance services and personal amenities for our drivers. Our portfolio diversity, network density throughout North America, and large fleet allow us to provide an exceptional level of service to our customers and consistently excel as a reliable partner, especially at times of peak demand.

Our success depends on our ability to balance our transportation network and efficiently and effectively manage our resources in the delivery of truckload, intermodal, and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to properly select freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in trucks, trailers, containers, and chassis or obtain qualified third-party capacity at a reasonable price for our logistics segment. Although our business volume is diversified, our customers’ financial failures or loss of customer business may also affect us.

Our IPO was completed in April 2017. See Note 1, General, in the Notes to Condensed Consolidated Financial Statements for information relating to our IPO.

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

We have presented certain non-GAAP financial measures, including adjusted enterprise revenue (excluding fuel surcharge), adjusted income from operations, adjusted operating ratio, and adjusted net income. Management believes the use of non-GAAP measures assists investors in understanding our business by presenting comparable financial results between periods and, in the case of adjusted enterprise revenue (excluding fuel surcharge), helps investors compare our performance in one period to that in another without the variability caused by fluctuations in fuel costs. The non-GAAP information provided is used by our management and may not be comparable to similar measures disclosed by other companies. The non-GAAP measures used herein have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

Enterprise Summary

The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise.

	Three Months Ended March 31,
(in thousands, except ratios)	2017	2016
Operating revenue	$1,006,439	$928,103
Adjusted enterprise revenue (excluding fuel surcharge) (1)	$916,189	$871,949
Income from operations	$43,550	$52,033
Adjusted income from operations (2)	$44,850	$52,033
Operating ratio	95.7%	94.4%
Adjusted operating ratio (3)	95.1%	94.0%
Net income	$22,569	$28,139
Adjusted net income (4)	$23,342	$28,139

(1)	Adjusted enterprise revenue (excluding fuel surcharge) is a non-GAAP financial measure that represents operating revenue minus fuel surcharge revenue. This non-GAAP financial measure should not be considered an alternative to, or superior to, the GAAP financial measure operating revenue. However, our management believes that this non-GAAP measure provides a useful measure of business results because it eliminates the distortion caused by fluctuating fuel costs. Volume, price, and cost changes directly related to how we operate our business and industry demand are more readily apparent using adjusted enterprise revenue (excluding fuel surcharge), since it isolates these factors from the exogenous factor of fuel prices and the programs we have in place to manage fuel price fluctuations. Although fuel-related costs and their impact on the industry are important to our results of operations, they are often independent of other factors affecting our industry that are more directly germane to the transportation industry specifically. Please see the table below for a reconciliation of operating revenue, the most closely comparable GAAP financial measure, to adjusted enterprise revenue (excluding fuel surcharge).

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating revenue	$1,006,439	$928,103
Less: Fuel surcharge revenue	90,250	56,154

Adjusted enterprise revenue (excluding fuel surcharge)	$916,189	$871,949

(2)	We define “adjusted income from operations” as income from operations, adjusted to exclude items that do not reflect our core operating performance. For the periods shown, these items consist of duplicate chassis costs, which are explained in the table below.

We believe that using adjusted income from operations is helpful in analyzing our performance because it removes the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. Our management and our Board of Directors focus on adjusted income from operations as a key measure of our performance. We believe our presentation of adjusted income from operations is helpful to investors because it provides investors the same information that we use internally for purposes of assessing our core operating performance.

Adjusted income from operations is a non-GAAP financial measure and should not be considered as an alternative to, or superior to, income from operations or other GAAP measures. It should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In evaluating adjusted income from operations, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted income from operations should not be construed to imply that our future results will be unaffected by any such adjustments. Our management compensates for these limitations by primarily relying on our GAAP results in addition to using adjusted income from operations.

The following is a reconciliation of income from operations, which is the most directly comparable GAAP measure, to adjusted income from operations.

	Three Months Ended March 31,
(in thousands)	2017	2016
Income from operations	$43,550	$52,033
Duplicate chassis costs (1)	1,300	—

Adjusted income from operations	$44,850	$52,033

(1)	By the end of 2017, we expect Intermodal to have completed its migration to an owned chassis model, which requires the replacement of rented units with over 10,000 owned chassis. However, the existing lease requirements do not expire until December 31, 2017. Accordingly, we are adjusting our income from operations for rental costs related to idle chassis as rented units are replaced.

(3)	We define “adjusted operating ratio” as operating expenses, adjusted to exclude items that do not reflect our core operating performance, divided by adjusted enterprise revenue (excluding fuel surcharge). For the periods shown, these items consist of duplicate chassis costs, which are explained above.

We believe that using adjusted operating ratio is helpful in analyzing our performance because it removes the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. We believe our presentation of adjusted net income is helpful to investors because it provides investors the same type of information that we use internally for purposes of assessing our core operating performance. Our management and our Board of Directors focus on adjusted operating ratio as a key measure of our performance. We believe our presentation of adjusted operating ratio is helpful to investors because it provides investors the same information that we use internally for purposes of assessing our core operating performance.

Adjusted operating ratio is a non-GAAP financial measure and should not be considered as an alternative to, or superior to, the GAAP financial measure operating ratio as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In evaluating adjusted operating ratio, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted operating ratio should not be construed to imply that our future results will be unaffected by any such adjustments. Our management compensates for these limitations by primarily relying on our GAAP results in addition to using adjusted operating ratio.

The following is a reconciliation of operating ratio, which is the most directly comparable GAAP measure, to adjusted operating ratio:

(in thousands, except ratios)	For the three months ended March 31,
	2017	2016
Total operating expenses	$962,889	$876,070
Divide by: Operating revenue	1,006,439	928,103
Operating ratio	95.7%	94.4%

Operating revenue	$1,006,439	$928,103
Less: Fuel surcharge revenue	90,250	56,154

Adjusted enterprise revenue (excluding fuel surcharge)	$916,189	$871,949

Total operating expenses	$962,889	$876,070

Adjusted for:
Fuel surcharge revenue	(90,250)	(56,154)
Duplicate chassis costs	(1,300)	—

Adjusted total operating expense	$871,339	$819,916

Adjusted operating ratio	95.1%	94.0%

(4)	We define “adjusted net income” as net income, adjusted to exclude items that do not reflect our core operating performance. For the periods shown, these items consist of duplicate chassis costs and the related income tax impact, which is explained in the table below.

We believe that using adjusted net income is helpful in analyzing our performance because it removes the impact of items from our operating results that, in our opinion, do not reflect our core operating performance. We believe our presentation of adjusted net income is helpful to investors because it provides investors the same type of information that we use internally for purposes of assessing our core operating performance.

Adjusted net income is a non-GAAP financial measure and should not be considered as an alternative to, or superior to, net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In evaluating adjusted net income, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted net income should not be construed to imply that our future results will be unaffected by any such adjustments. Our management compensates for these limitations by primarily relying on our GAAP results in addition to using adjusted net income.

The following is a reconciliation of net income, which is the most directly comparable GAAP measure, to adjusted net income:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$22,569	$28,139
Duplicate chassis costs	1,300	—
Income tax adjustment (1)	(527)	—

Adjusted net income	$23,342	$28,139

(1)	Reflects an income tax adjustment calculated based on the consolidated effective tax rate on a GAAP basis.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

(in thousands, unless otherwise noted)

Revenue

Enterprise operating revenue increased $78,336, or 8.4%, in the first quarter of 2017 compared to the same quarter in 2016, primarily due to revenue of $43,996 from WST and Lodeso, higher fuel surcharge revenue of $28,378 for our legacy businesses, and an increase of $14,141 due to growth in our Logistics segment brokerage business. Adjusted enterprise revenue (excluding fuel surcharge) increased $44,240, or 5.1%, led by increases in the Truckload segment due to the acquisition of WST and Lodeso, as well as brokerage growth.

Income from Operations

Enterprise income from operations decreased $8,483, or 16.3%, in the first quarter of 2017 compared to the same quarter in 2016, primarily due to lower freight volume due to unfavorable market conditions.

Adjusted income from operations decreased $7,184, or 13.8%. By the end of 2017, we expect our Intermodal segment to have completed the migration to an owned chassis model, which requires the replacement of over 10,000 rented units. However, our existing lease requirements do not expire until December 31, 2017. Accordingly, we are also presenting adjusted income from operations removing duplicate chassis costs related to the idle rental units in 2017. Duplicate chassis costs will accumulate as more owned units are brought into operations and are used in lieu of rented units.

Key operating expense items that impacted our income from operations are described below.

•	Purchased transportation costs increased $29,128, or 8.6%, quarter over quarter. The largest driver of the increase was an increase in volume in our Logistics segment, which relies heavily on third-party carriers, resulting in $14,408 higher purchased transportation costs. Truckload segment purchased transportation costs also increased, primarily driven by the addition of WST and Lodeso.

•	Salaries, wages, and benefits increased $20,257, or 7.3%, quarter over quarter. Overall, our associate count increased approximately 700 over the first quarter of 2016, primarily as a result of the addition of WST and Lodeso, and an increase in total miles drove increased wages to drivers. As a percentage of revenues, Salaries, wages, and benefits decreased slightly.

•	Fuel and fuel taxes increased $19,788, or 37%, quarter over quarter, driven by an increase in the cost of fuel per gallon. A portion of changes in fuel costs is recovered through our fuel surcharge programs.

•	Depreciation and amortization increased $3,975, or 6.2%, quarter over quarter. The main driver of the increase was additional depreciation due to the expansion of our fleet with the addition of WST and Lodeso.

•	Operating supplies and expenses increased $6,971, or 7.0%, quarter over quarter, primarily driven by additional expenses due to the addition of WST and Lodeso.

•	Insurance and related expenses increased $3,162, or 16.9%, quarter over quarter, partially due to the addition of WST and Lodeso.

•	Other general expenses increased $3,537, or 14.1%, quarter over quarter. Higher driver onboarding costs due to a 5.5% increase in driver hires led to the increase. The addition of WST and Lodeso also contributed to the increase.

Net Income

Net income decreased $5,570, or 19.8%, in the first quarter of 2017 compared to the same quarter in 2016, primarily due to lower freight volume due to unfavorable market conditions. Adjusted net income decreased $4,797, or 17.0%.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment.

Revenue by Segment (in thousands)	Three Months Ended March 31,
	2017	2016
Truckload	$522,110	$490,725
Intermodal	181,090	184,825
Logistics	183,904	166,750
Other	50,283	49,549
Fuel surcharge	90,250	56,154
Inter-segment eliminations	(21,198)	(19,900)

Operating revenue	$1,006,439	$928,103

Operating Results by Segment (in thousands)	Three Months Ended March 31,
	2017	2016
Truckload	$38,520	$42,188
Intermodal	6,634	7,089
Logistics	5,183	5,177
Other	(6,787)	(2,421)

Income from operations	$43,550	$52,033

Adjustments:
Duplicate chassis costs	1,300	—

Adjusted income from operations	$44,850	$52,033

Truckload

	Three Months Ended March 31,
	2017	2016
Dedicated standard
Revenue (excluding fuel surcharge) (1)	$71,664	$73,975
Average trucks (2) (3)	1,647	1,779
Revenue per truck per week (4)	$3,415	$3,249
Dedicated specialty
Revenue (excluding fuel surcharge) (1)	$96,054	$90,069
Average trucks (2) (3)	2,123	2,000
Revenue per truck per week (4)	$3,552	$3,518
For-hire standard
Revenue (excluding fuel surcharge) (1)	$277,951	$289,066
Average trucks (2) (3)	6,367	6,798
Revenue per truck per week (4)	$3,426	$3,322
For-hire specialty
Revenue (excluding fuel surcharge) (1)	$76,441	$37,615
Average trucks (2) (3)	1,666	811
Revenue per truck per week (4)	$3,603	$3,624
Total Truckload
Segment revenue (excluding fuel surcharge) (1)	$522,110	$490,725
Average trucks (2) (3)	11,803	11,388
Revenue per truck per week (4)	$3,472	$3,367
Average company trucks (3)	9,043	8,740
Average owner-operator trucks (3)	2,760	2,648
Trailers	37,161	34,071
Operating ratio (5)	92.6%	91.4%

(1)	Revenue (excluding fuel surcharge) in thousands
(2)	Includes company trucks and owner-operator trucks.
(3)	Calculated based on beginning and ending month counts and represents the average number of trucks available to haul freight over the specified timeframe.
(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.
(5)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Truckload revenue (excluding fuel surcharge) increased $31,385, or 6.4%, in the first quarter of 2017 compared to the same quarter in 2016, primarily due to revenue (excluding fuel surcharge) of $38,277 from WST and Lodeso, partially offset by decreased freight volume in our dedicated standard and for-hire standard businesses. A focus on fleet sizing to freight volume and effective freight selection resulted in an increase in revenue per truck per week of $105, or 3.1%, over the first quarter of 2016.

Truckload income from operations decreased $3,668, or 8.7%, in the first quarter of 2017 compared to the same quarter in 2016, primarily due to unfavorable market conditions and increased driver and equipment costs, partially offset by operational efficiencies driven by effective fleet sizing. Management continues to monitor optimal fleet size to maximize profitability.

Intermodal

	Three Months Ended March 31,
	2017	2016
Orders (in thousands)	96.1	90.5
Containers	17,637	17,370
Trucks (1)	1,243	1,301
Revenue per order (2)	$1,885	$2,042
Operating ratio (3)	96.3%	96.2%

(1)	Includes company trucks and owner-operator trucks at the end of the period.
(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.
(3)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Intermodal revenue (excluding fuel surcharge) decreased $3,735, or 2.0%, in the first quarter of 2017 compared to the same quarter in 2016. The decrease was primarily driven by a 7.7% decrease in revenue per order due to both a soft pricing environment and increased volume in the east and local west, which have shorter lengths of haul. The decrease in revenue was partially offset by a 6.2% increase in volume.

Intermodal income from operations decreased $455, or 6.4%, in the first quarter of 2017 compared to the same quarter in 2016. The decrease in revenue cited above was offset by the impact of improved freight choice and selection that increased driver and asset productivity, as well as dray efficiencies. However, costs related to duplicate chassis led to the decrease in income from operations. By the end of 2017, we expect Intermodal to have completed the migration to an owned chassis model, which requires the replacement of rented units with over 10,000 owned chassis. The existing lease requirements do not expire until December 31, 2017. Lease costs related to idle chassis amounted to $1,300 for the first quarter of 2017.

Logistics

	Three Months Ended March 31,
	2017	2016
Operating ratio (1)	97.2%	96.9%

(1)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenue (excluding fuel surcharge) increased $17,154, or 10.3%, in the first quarter of 2017 compared to the same quarter in 2016, primarily due to growth in our brokerage and import/export businesses. Brokerage volume increased 13.2% over the same period in 2016.

Logistics income from operations was relatively unchanged in the first quarter of 2017 compared to the same quarter in 2016. The revenue (excluding fuel surcharge) growth cited above and warehouse operational efficiencies were offset by market compression, as evidenced by a decline in net revenue per order in brokerage.

Other

Our corporate and other nonreportable segments had an increase in loss from operations in the first quarter of 2017 compared to the same quarter in 2016 totaling $4,366, or 180%, primarily driven by our leasing business. We re-leased more used inventory versus new, resulting in a lower markup, and experienced higher tractor reconditioning expenses. Higher long-term incentive accruals in 2017 also contributed to the quarter-over-quarter increase.

Nonoperating Expenses

Nonoperating expenses increased $485, or 9.5%, in the first quarter of 2017 compared to the same quarter in 2016, primarily driven by interest on debt assumed in the acquisition of WST and Lodeso in June 2016.

Income Tax Expense

Our provision for income taxes decreased $3,398, or 18.1%, in the first quarter of 2017 compared to the same quarter in 2016, primarily due to the decrease in income before income taxes. The effective income tax rate was 40.5% for the three months ended March 31, 2017 compared to 40.0% for the same period last year, driven by an increase in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are working capital requirements, capital expenditures, and debt service requirements. Additionally, from time to time, we may use cash for acquisitions and other investing and financing activities. Working capital is required principally to ensure we are able to run the business and have sufficient funds to satisfy maturing short-term debt and upcoming operational expenses. Our capital expenditures consist primarily of transportation equipment and IT-related assets.

Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $250 million revolving credit facility and a $200 million accounts receivable facility to provide us with an additional source of liquidity. In addition to the proceeds we received from our IPO in the second quarter of 2017, we anticipate that cash generated from operations together with amounts available under our credit facilities will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity offerings, or a combination of these potential sources of funds. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.

The following table presents our cash and debt outstanding as of the dates shown:

(in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$79,259	$130,787

Debt:
Senior Notes	500,000	500,000
Accounts Receivable Facility	50,000	135,000
Equipment Financing	40,474	49,296
Capital Leases	14,009	15,080

Total Debt (1)	$604,483	$699,376

(1)	Debt on our condensed consolidated balance sheets is presented net of deferred financing costs.

Debt

See Note 6, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Capital Expenditures

The following table sets forth, for the dates indicated, our net capital expenditures.

	Three Months Ended March 31,
(in thousands)	2017	2016
Transportation equipment	$39,335	$90,802
Other property and equipment	8,013	7,608
Proceeds from sales of property and equipment	(15,342)	(10,319)

Net capital expenditures	$32,006	$88,091

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash provided by operating activities	$89,156	$114,244
Cash used in investing activities	(37,976)	(90,652)
Cash used in financing activities	(102,708)	(30,892)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

(in thousands, unless otherwise indicated)

Operating Activities

Cash provided by operating activities decreased $25,088, or 22.0%, in the first quarter of 2017 compared to the same quarter in 2016. The decrease was primarily due to a $25,765 higher income tax refund received in 2016 versus 2017.

Investing Activities

Cash used in investing activities decreased $52,676, or 58.1%, in the first quarter of 2017 compared to the same quarter in 2016. The decrease in cash used was related to lower transportation equipment purchases in the first quarter of 2017. We accelerated tractor purchases in the beginning of 2016 in anticipation of a continued weakening of the used tractor market in the second half of the year.

Financing Activities

Cash used in financing activities increased $71,816, or 232%, in the first quarter of 2017 compared to the same quarter in 2016. The increase in cash used was due to higher repayments of borrowings under our accounts receivable facility.

Other Considerations That Could Affect Our Results, Liquidity, and Capital Resources

Electronic Logging Device Mandate

The Federal Motor Carrier Safety Administration issued its final rule mandating the use of electronic logging devices in December 2015. Under the rule, carriers have until December 2017 to adopt and use compliant devices. In March 2016, the Owner-Operator Independent Drivers Association filed a legal complaint, asking the U.S. 7th Circuit Court of Appeals to strike down the rule on the grounds that it is an unconstitutional violation of truckers’ rights and will do little to enhance safety. On October 31, 2016, the lawsuit was denied. The Owner-Operator Independent Drivers Association appealed the decision to the U.S. Supreme Court on April 11, 2017. We are already in compliance with the requirements of the rule, and we fully support the mandate, as it aligns well with our focus on safety and integrity.

Driver Capacity and Wage Cost

Our professional driver workforce is one of our most valuable assets. Recruiting and retaining sufficient numbers of qualified drivers is challenging in an increasingly competitive driver market and has a significant impact on our operating costs and ability to serve our customers. Changes in the demographic composition of the workforce, alternative employment opportunities that become available in the economy, and individual drivers’ desire to be home more frequently can affect availability of drivers, including by increasing the wages our drivers require.

Off-Balance Sheet Arrangements

We have no arrangements that meet the definition of off-balance sheet arrangements.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Prospectus for our contractual obligations as of December 31, 2016. There were no material changes to our contractual obligations during the quarter ended March 31, 2017.

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our Prospectus are still current and that there have been no significant changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed significantly from the market risks reported in our Prospectus.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 11, Commitments and Contingencies.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We had no unregistered sales of equity securities during the period covered by this report.

(b)	Use of Proceeds

On April 11, 2017, we completed our IPO, in which we sold 16,842,000 shares of Class B Common Stock and selling shareholders sold 12,105,000 shares of Class B Common Stock, at a price of $19.00 per share. Additionally, on May 10, 2017, we sold 3,303,000 shares of Class B Common Stock at a price of $19.00 per share pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the offering. The offer and sale of all of the shares of our Class B Common Stock were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (Registration No. 333-215244), which was declared effective by the SEC on April 5, 2017.

The managing underwriters of our IPO, which has now terminated, were Morgan Stanley & Co. LLC, UBS Securities LLC, and Merrill Lynch, Pierce, Fenner and Smith, Incorporated. The aggregate offering price for shares sold in the offering was approximately $629.3 million. We did not receive any proceeds from the sale of shares by the selling shareholders. We received approximately $340.3 million in net proceeds from the offering (including the net proceeds received from the underwriters’ partial exercise of their option to purchase additional shares of our Class B common stock), after deducting underwriter discounts and commissions of approximately $35.2 million and other offering expenses of approximately $7.3 million.

No payments were made by us to directors, officers, or persons owning 10% or more of our common stock, or to their associates or our affiliates, other than payments in the ordinary course of business to our officers for salaries and bonuses and to our non-employee directors as compensation for serving on our board of directors and various committees thereof. There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. We used $50 million of the proceeds to repay outstanding borrowings under an accounts receivable facility on April 8, 2017, and we used $100 million of the proceeds from the IPO to repay outstanding senior notes that matured on May 7, 2017. Pending the other uses described, we have invested the net proceeds in short-term securities such as certificates of deposit and money market funds.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of Schneider National, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 12, 2017)

3.2	Form of Amended and Restated Bylaws of Schneider National, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on April 12, 2017)

10.1+	Schneider National, Inc. 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.2+	Schneider National, Inc. Senior Management Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.3+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10. 4+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.5+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.6+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (Annual Meeting Awards) (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.7+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (for quarters ending December 31, 2016 and March 31, 2017) (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.8+	Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.9+	Form of Schneider National, Inc. Restricted Share Award Agreement (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.10+	Form of Schneider National, Inc. Pre-IPO Key Employee Non-Compete and No-Solicitation Agreement (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.11+	Form of Schneider National, Inc. Post-IPO Non-Compete and No-Solicitation Agreement (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.12+	Form of Schneider National, Inc. Pre-IPO Key Employee Confidentiality Agreement (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.13+	Form of Schneider National, Inc. Post-IPO Confidentiality Agreement (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

10.14+	Schneider National, Inc. Director Deferred Compensation Program (incorporated herein by reference to Exhibit 10.30 to the Company’s Registration on Form S-1 (Registration No. 333-215244) filed on March 7, 2017)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

*	Filed herewith.
+	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date: May 12, 2017	/s/ Lori A. Lutey
Lori A. Lutey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)