Form 10-Q
period 2017-06-30
Schneider National, Inc.
filed 2017-08-01
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38054
_____________________________________________________________________________
Schneider National, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________________________

Wisconsin	39-1258315
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3101 South Packerland Drive
Green Bay, Wisconsin	54313
(Address of Registrant’s Principal Executive Offices)	(Zip Code)
(920) 592-2000
(Registrant’s Telephone Number, Including Area Code)
_____________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒            No  ☐
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
Yes  ☐            No  ☒
As of July 28, 2017, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 93,811,890 shares of Class B Common Stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

i

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IPO	Initial Public Offering
LTL	Less Than Load. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
Prospectus
Our prospectus dated April 5, 2017, filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which is deemed to be part of our Registration Statement on Form S-1 (File No. 333-215244), as amended.

SEC	United States Securities and Exchange Commission
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES	$1,075,172	$994,573	$2,081,611	$1,922,676
OPERATING EXPENSES:
Purchased transportation	387,541	358,197	754,869	696,396
Salaries, wages, and benefits	304,907	280,904	602,630	558,370
Fuel and fuel taxes	71,189	64,336	144,386	117,745
Depreciation and amortization	68,636	63,843	136,506	127,738
Operating supplies and expenses	127,667	104,720	233,901	203,983
Insurance and related expenses	20,252	18,599	42,083	37,268
Other general expenses, net	15,978	24,335	44,684	49,504
Total operating expenses	996,170	914,934	1,959,059	1,791,004
INCOME FROM OPERATIONS	79,002	79,639	122,552	131,672
NONOPERATING EXPENSES:
Interest expense—net	4,624	5,087	10,110	9,888
Other—net	(221)	941	(88)	1,274
Total nonoperating expenses	4,403	6,028	10,022	11,162
INCOME BEFORE INCOME TAXES	74,599	73,611	112,530	120,510
PROVISION FOR INCOME TAXES	28,126	29,444	43,488	48,204
NET INCOME	$46,473	$44,167	$69,042	$72,306
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(499)	249	(620)	370
Unrealized gain on marketable securities—net of tax	60	141	197	462
Total other comprehensive income (loss)	(439)	390	(423)	832
COMPREHENSIVE INCOME	$46,034	$44,557	$68,619	$73,138
Weighted average common shares outstanding	174,424	156,295	165,422	156,000
Basic earnings per share	$0.27	$0.28	$0.42	$0.46
Weighted average diluted shares outstanding	174,453	156,425	165,436	156,160
Diluted earnings per share	$0.27	$0.28	$0.42	$0.46
Dividends per share of common stock	$0.05	$—	$0.10	$—
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$259,931	$130,787
Marketable securities	45,282	52,489
Trade accounts receivable—net of allowance of $3,928 and $3,455, respectively	449,174	443,984
Other receivables	21,918	41,807
Current portion of lease receivables—net of allowance of $1,493 and $1,036, respectively	94,917	100,211
Inventories	82,958	74,126
Prepaid expenses and other current assets	92,420	80,244
Total current assets	1,046,600	923,648
NONCURRENT ASSETS:
Property and equipment:
Transportation equipment	2,677,729	2,596,668
Land, buildings, and improvements	182,870	178,895
Other	174,479	191,664
Total property and equipment	3,035,078	2,967,227
Accumulated depreciation	1,222,664	1,209,172
Net property and equipment	1,812,414	1,758,055
Lease receivables	138,125	132,121
Capitalized software and other noncurrent assets	75,780	76,782
Goodwill	164,302	164,035
Total noncurrent assets	2,190,621	2,130,993
TOTAL	$3,237,221	$3,054,641
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

	June 30, 2017	December 31, 2016
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$256,633	$227,253
Accrued salaries and wages	74,134	81,799
Claims accruals - current	54,477	52,216
Current maturities of debt and capital lease obligations	20,740	258,658
Dividends payable	8,842	—
Other current liabilities	52,826	57,342
Total current liabilities	467,652	677,268
NONCURRENT LIABILITIES:
Long-term debt	419,049	428,807
Capital lease obligations	8,873	10,820
Claims accruals - noncurrent	107,291	111,542
Deferred income taxes	575,029	538,624
Other	72,830	101,130
Total noncurrent liabilities	1,183,072	1,190,923
COMMITMENTS AND CONTINGENCIES (Note 12)
TEMPORARY EQUITY - REDEEMABLE COMMON SHARES
Redeemable common shares at December 31, 2016, Class A, no par value, shares authorized: 250,000,000, shares issued and outstanding: 83,029,500	—	563,217
Redeemable common shares at December 31, 2016, Class B, no par value, shares authorized: 750,000,000, shares issued and outstanding: 73,294,560	—	497,175
Accumulated earnings	—	125,175
Accumulated other comprehensive income	—	883
Total temporary equity	—	1,186,450
SHAREHOLDERS' EQUITY
Class A common shares at June 30, 2017, no par value, shares authorized: 250,000,000, shares issued and outstanding: 83,029,500	—	—
Class B common shares at June 30, 2017, no par value, shares authorized: 750,000,000, shares issued and outstanding: 93,811,890	—	—
Additional paid-in capital	1,533,653	—
Retained earnings	52,384	—
Accumulated other comprehensive income	460	—
Total shareholders' equity	1,586,497	—
TOTAL	$3,237,221	$3,054,641
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
OPERATING ACTIVITIES:
Net income	$69,042	$72,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,506	127,738
Gain on sale of property and equipment	(6,114)	(10,977)
Deferred income taxes	36,299	15,890
WSL contingent consideration adjustment	(12,900)	—
Other noncash items	1,616	(661)
Changes in operating assets and liabilities:
Receivables	15,026	36,573
Other assets	(11,849)	(13,985)
Payables	1,986	18,316
Other liabilities	(2,919)	20,166
Net cash provided by operating activities	226,693	265,366
INVESTING ACTIVITIES:
Purchases of transportation equipment	(163,029)	(212,735)
Purchases of other property and equipment	(18,320)	(20,017)
Proceeds from sale of property and equipment	34,595	24,141
Proceeds from lease receipts and sale of off-lease inventory	29,943	26,279
Purchases of lease equipment	(51,993)	(45,998)
Sales of marketable securities	7,232	3,096
Purchases of marketable securities	—	(4,002)
Acquisition of businesses, net of cash acquired	—	(78,221)
Net cash used in investing activities	(161,572)	(307,457)
FINANCING ACTIVITIES:
Proceeds under revolving credit agreements	—	75,000
Payments under revolving credit agreements	(135,000)	(83,948)
Payments of debt and capital lease obligations	(114,751)	(13,255)
Payment of deferred consideration related to acquisition	(19,383)	—
Proceeds from IPO, net of issuance costs	341,059	—
Dividends on redeemable common shares	(7,816)	—
Redemptions of redeemable common shares	(86)	(16)
Proceeds from issuances of redeemable common shares	—	2,298
Net cash provided by (used in) financing activities	64,023	(19,921)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,144	(62,012)
CASH AND CASH EQUIVALENTS:
Beginning of period	130,787	160,676
End of period	$259,931	$98,664
ADDITIONAL CASH FLOW INFORMATION:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$49,365	$66,671
Dividends declared but not yet paid	$8,842	$—
Costs in accounts payable related to our IPO	$412	$—
Increase in redemption value of redeemable common shares	$—	$(109,961)
Cash paid during the year for:
Interest	$11,074	$10,069
Income taxes—net of refunds	$(13,546)	$(32,432)
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in thousands, except share and per share data)

	Class A Common Shares		Class B Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
BALANCE—December 31, 2016	—	$—	—	$—	$—	$—	$—	$—
BALANCE—March 31, 2017	—	—	—	—	—	—	—	—
Share issuances - IPO			20,145,000		340,647			340,647
Transfer from temporary equity to permanent equity - See Note 9, Temporary Equity	83,029,500	—	73,294,560	—	1,187,015	13,305	899	1,201,219
Net income - post-IPO						46,473		46,473
Other comprehensive loss - post-IPO							(439)	(439)
Share issuances related to pre-IPO share-based awards			383,640		2,912			2,912
Repurchases and retirements of stock related to pre-IPO share-based awards			(11,310)		(86)			(86)
Share-based compensation					4,613			4,613
Post-IPO dividends declared at $0.05 per share						(8,842)		(8,842)
Other					(1,448)	1,448
BALANCE—June 30, 2017	83,029,500	$—	93,811,890	$—	$1,533,653	$52,384	$460	$1,586,497
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands, except share and per share amounts, or unless otherwise noted)
June 30, 2017

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

Our IPO of shares of Class B Common Stock was completed in early April 2017, and additional shares were sold in May 2017 under an option granted to the underwriters. In connection with the offering, we sold a total of 20,145,000 shares of common stock at $19 per share and received proceeds of $382,755. Expenses related to the offering totaled approximately $42,108, resulting in net proceeds of $340,647.

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

Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. As amended, the new revenue recognition standard will be effective for us beginning with the reporting period ending March 31, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method. We are in the process of reviewing and assessing our contracts with customers in accordance with the guidance in the ASU. Based on our analysis to date, we do not expect the adoption of this ASU to have a material impact on our consolidated financial position, results of operations, and cash flows. We plan to use the modified retrospective approach for adoption, which requires us to record the cumulative effect of the transition through retained earnings as of January 1, 2018. We are still evaluating the disclosure requirements of this standard.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This update was issued to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. These provisions are effective for us beginning with the reporting period ending March 31, 2018. The standard is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the year of adoption. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases, which requires lessees to recognize in the consolidated balance sheets assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting principles, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current accounting principles, which require only capital leases to be recognized in the consolidated balance sheets, the new ASU will require both types of leases to be recognized in the consolidated balance sheets. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for us beginning with the reporting period ending March 31, 2019, with early adoption permitted. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires companies to use a forward-looking, expected loss model to estimate credit losses on various types of financial assets and net investments in leases. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. This guidance is effective for us beginning with the reporting period ending March 31, 2020. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-4, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. The provisions of this update will be effective for our goodwill impairment test in 2020. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

2. ACQUISITION

On June 1, 2016, we acquired 100% of the shares of WSL, for $150,420 in cash and future payments. WSL brings together final-mile delivery, claims-free handling, and an innovative technology platform. It provides LTL, truckload, and logistics services for difficult to handle goods, such as furniture and floor coverings, across North America. It uses proprietary technology to handle supply chain complexities within the national home delivery industry. We acquired WSL because it creates integrated first-to-final-mile-delivery capabilities, which reduces supply chain complexities for omnichannel retailers and manufacturers.

The acquisition was accounted for as a purchase in accordance with FASB Accounting Standards Codification Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the Truckload segment at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships and trade names, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. We believe that 100% of the goodwill will be deductible for United States income tax purposes. No adjustments were made to the estimated fair values of the assets acquired and liabilities assumed during the six months ended June 30, 2017.

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

In addition to the cash paid at closing, the purchase and sale agreement included guaranteed payments of $20,000 to the former owners of WSL on each of the first three anniversary dates of the closing. The liability recorded was discounted between one percent and three percent, based on credit-adjusted discount rates. The initial payment in the amount of $19,668, including calculated interest based on the discounted amount recorded, was made in June 2017 and reflected an adjustment for a working capital true-up. The total present value of the remaining two payments was $37,998 at June 30, 2017.

A contingent payment arrangement based on the achievement of specified earnings targets is also in place for three consecutive 12 month periods after the closing, with the aggregate payment total not to exceed $40,000. No payments have been made through June 30, 2017. See Note 3, Fair Value, for information regarding the fair value of this contingent arrangement.

The following unaudited pro forma condensed combined financial information presents our results as if we had acquired WSL on January 1, 2016.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Pro forma net sales	$1,024,866	$1,996,241
Pro forma net income	$42,633	$69,621
Basic earnings per share as reported	$0.28	$0.46
Pro forma basic earnings per share	$0.28	$0.45
Diluted earnings per share as reported	$0.28	$0.46
Pro forma diluted earnings per share	$0.28	$0.45

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

The fair value of the contingent consideration related to the 2016 acquisition of WSL was $600 at June 30, 2017. This valuation was based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include a probability-adjusted level of earnings before interest, taxes, depreciation, and amortization estimated using the Monte Carlo simulation method. The following table sets forth a reconciliation of changes in the fair value of the contingent consideration:

Balance at December 31, 2016	$13,500
Change in fair value (1)	(12,900)
Balance at June 30, 2017	$600

(1) We recorded an adjustment to the contingent consideration liability in the second quarter of 2017, resulting in an increase in income from operations. The adjustment was caused by a change in the fair value of the contingent liability, which reflected three-year growth targets established by the seller prior to the close of the acquisition.

There were no transfers between levels for the periods shown.

Fair Value of Other Financial Instruments

The recorded value of cash, receivables, and payables approximates fair value.

Based on borrowing rates available to us in the applicable year, a fixed-rate debt portfolio with similar terms and maturities would have had a fair value of approximately $443,465 and $683,923 as of June 30, 2017 and December 31, 2016, respectively.

4. MARKETABLE SECURITIES

Our marketable securities have maturities ranging from three to 84 months, but our intent is to hold them for less than one year. They are classified as available for sale and carried at fair value in current assets on the condensed consolidated balance sheets. Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income.

The following table presents the values of our marketable securities as of the dates shown.

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$3,806	$3,844	$3,768	$3,811
U.S. treasury and government agencies	6,026	6,024	8,048	8,042
Asset-backed securities	287	279	409	399
Corporate debt securities	11,215	11,383	14,415	14,541
State and political subdivisions	23,988	23,752	26,192	25,696
Total marketable securities	$45,322	$45,282	$52,832	$52,489

Gross realized and unrealized gains and losses on sales of marketable securities were not material for the three or six months ended June 30, 2017 and 2016.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows:

	Truckload	Logistics	Other	Total
Balance at December 31, 2016	$138,168	$14,173	$11,694	$164,035
Foreign currency translation	—	—	267	267
Balance at June 30, 2017	$138,168	$14,173	$11,961	$164,302

The identifiable intangible assets other than goodwill listed below are included in other noncurrent assets on the condensed consolidated balance sheets.

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$10,500	$1,973	$8,527	$10,500	$1,445	$9,055
Trade names	1,400	505	895	1,400	272	1,128
Total intangible assets	$11,900	$2,478	$9,422	$11,900	$1,717	$10,183

Amortization expense for intangible assets was $381 and $147 for the three months ended June 30, 2017 and 2016, respectively, and $763 and $176 for the six months ended June 30, 2017 and 2016, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

Estimated future amortization expense related to intangible assets is as follows:

Remaining 2017	$765
2018	1,416
2019	1,145
2020	950
2021	950
2022 and thereafter	4,196
$9,422

6. DEBT AND CREDIT FACILITIES

As of June 30, 2017 and December 31, 2016, debt included the following:

	June 30, 2017	December 31, 2016
Unsecured senior notes: principal payable at maturity; interest payable in quarterly or semiannual installments through 2025; weighted-average interest rate of 3.36% and 3.66% for 2017 and 2016, respectively	$400,000	$500,000
Equipment financing notes: principal and interest payable in monthly installments through 2023; weighted average interest rate of 3.77% and 3.82% for 2017 and 2016, respectively	36,694	49,296
Secured credit facility: collateralized by certain trade receivables; interest rate of 1.68% for 2016	—	135,000
Total principal outstanding	436,694	684,296
Current maturities	(16,682)	(254,398)
Debt issuance costs	(963)	(1,091)
Long-term debt	$419,049	$428,807

As of June 30, 2017, we were in compliance with all covenants and financial ratios under the credit agreement and the indentures governing the senior notes.

We used $100,000 of the proceeds from our IPO to repay our 4.83% unsecured senior note that matured on May 7, 2017.

We had no outstanding borrowings under our revolving credit agreement as of June 30, 2017 or December 31, 2016. Standby letters of credit under this agreement amounted to $4,100 at both June 30, 2017, and December 31, 2016, and were primarily related to the requirements of certain of our real estate leases.

We have a secured credit facility that allows us to borrow up to $200,000 against qualifying trade receivables at rates based on the 30-day London InterBank Offered Rate. At March 31, 2017, we had $50,000 outstanding under this agreement, which we repaid on April 8, 2017 with proceeds from our IPO. At June 30, 2017 and December 31, 2016, standby letters of credit under this agreement amounted to $63,784 and $60,085, respectively, and were primarily related to the requirements of certain of our insurance obligations.

7. LEASE RECEIVABLES

We finance various types of transportation-related equipment for independent third parties. The transactions are generally for one to five years and are accounted for as sales-type or direct financing leases. As of June 30, 2017 and December 31, 2016, the investment in lease receivables was as follows:

	June 30, 2017	December 31, 2016
Future minimum payments to be received on leases	$145,200	$137,339
Guaranteed residual lease values	118,536	124,487
Total minimum lease payments to be received	263,736	261,826
Unearned income	(30,694)	(29,494)
Net investment in leases	233,042	232,332
Current maturities of lease receivables	96,410	101,247
Less—allowance for doubtful accounts	(1,493)	(1,036)
Current portion of lease receivables—net of allowance	94,917	100,211
Lease receivables—noncurrent	$138,125	$132,121

8. INCOME TAXES

Our effective income tax rate was 37.7% and 40.0% for the three months ended June 30, 2017, and 2016, respectively, and 38.6% and 40.0% for the six months ended June 30, 2017, and 2016, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, best estimate of nontaxable and nondeductible items of income and expense, and the ultimate outcome of tax audits.

9. TEMPORARY EQUITY

Prior to our IPO in April 2017, our Class A and Class B Common Stock was considered redeemable under GAAP because of certain repurchase rights granted to our shareholders pursuant to the Schneider National, Inc. Employee Stock Purchase Plan and certain agreements governing ownership of our common stock held by existing shareholders, including members of the Schneider family and their family trusts. As a result, all vested Class A and Class B common shares were recorded as temporary equity (redeemable common shares) on the consolidated balance sheets at their redemption value as of the respective balance sheet dates. Accumulated earnings on the consolidated balance sheets were adjusted for the changes during the period in the current redemption value of vested Class A and Class B redeemable common shares.

All contractual redemption features were removed at the time of the IPO. As a consequence, all outstanding shares of Class A and Class B Common Stock ceased to be considered temporary equity and were reclassified to Shareholders’ Equity, including the associated balances of accumulated earnings and accumulated other comprehensive income. As the common shares have no par value, the amounts recorded in temporary equity for the share redemption value were recorded to additional paid-in capital within Shareholders’ Equity upon the transfer.

The following table shows all changes to temporary equity during the six months ended June 30, 2017.

	Class A Redeemable Common Shares		Class B Redeemable Common Shares		Accumulated Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount			Total
BALANCE—December 31, 2016	83,029,500	$563,217	73,294,560	$497,175	$125,175	$883	$1,186,450
Net income	—	—	—	—	22,569	—	22,569
Other comprehensive income	—	—	—	—	—	16	16
Dividends declared at $0.05 per share	—	—	—	—	(7,816)	—	(7,816)
Change in redemption value of redeemable common shares	—	67,254	—	59,369	(126,623)	—	—
Transfer from temporary equity to common equity	(83,029,500)	(630,471)	(73,294,560)	(556,544)	(13,305)	(899)	(1,201,219)
BALANCE—June 30, 2017	—	$—	—	$—	$—	$—	$—

10. COMMON EQUITY

All share redemption provisions mentioned in Note 9, Temporary Equity, were removed effective with the IPO of Class B common shares in April 2017. Therefore, all Class A and Class B common shares were reclassified from temporary equity to permanent equity as of April 2017.

Prior to the IPO, restricted share awards that were not yet vested and held for more than 180 days were classified as liabilities at their redemption values taking into consideration the portion of the requisite service that had been provided as of the reporting date. At the IPO date, these unvested shares were reclassified to equity.

Earnings Per Share

As disclosed in Note 1, General, our IPO of shares of Class B Common Stock was effective in April 2017. In connection with the offering, we sold additional shares of common stock.

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per common share:
Net income available to common shareholders	$46,473	$44,167	$69,042	$72,306
Weighted average common shares issued and outstanding	174,424	156,295	165,422	156,000
Basic earnings per common share	$0.27	$0.28	$0.42	$0.46
Diluted earnings per common share:
Net income applicable to diluted earnings per common share	$46,473	$44,167	$69,042	$72,306
Dilutive potential common shares:
Restricted share units	29	130	14	160
Dilutive potential common shares	29	130	14	160
Total diluted average common shares issued and outstanding	174,453	156,425	165,436	156,160
Diluted earnings per common share	$0.27	$0.28	$0.42	$0.46

The calculation of diluted earnings per share for the three and six months ended June 30, 2017 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In July 2017, our Board of Directors declared a quarterly cash dividend for the third fiscal quarter of 2017 in the amount of $0.05 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 20, 2017, and is expected to be paid on October 2, 2017.

11. SHARE-BASED COMPENSATION

In April 2017, we granted various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan. These awards consisted of the following:

	Number of Shares Subject to Awards	Vesting Period in Years	Grant Date Fair Value
Performance-based restricted shares	307,933	3	$19.00
Performance-based restricted stock units	88,268	3	$19.00
Restricted shares	76,980	4	$19.00
Restricted stock units	169,536	4	$19.00
Stock options	229,620	4	$6.37

Prior to our IPO, we granted restricted shares of Class B Common Stock ("Pre-IPO Restricted Shares") to certain management employees that vest generally over a three-year period. The Pre-IPO Restricted Shares must be paid out in shares and are accounted for as equity awards. Cash dividends are not paid on the nonvested Pre-IPO Restricted Shares, nor do they accumulate during the vesting period. No new Pre-IPO Restricted Shares were granted in the six months ended June 30, 2017.

We adopted ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. This guidance simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We elected to estimate forfeitures of share-based payment awards upfront. The impact of adopting the ASU on our consolidated financial statements was immaterial.

12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business we become involved in certain legal matters and investigations on a number of matters, including liability claims, taxes other than income taxes, contract disputes, employment, and other litigation matters. We accrue for anticipated costs to defend and resolve matters that are probable and estimable. We believe the outcomes of these matters will not have a material impact on our business or our financial statements.

At June 30, 2017, our firm commitments to purchase transportation equipment totaled approximately $168,410.

13. SEGMENT REPORTING

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

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $20,506 and $13,697 for the three months ended June 30, 2017 and 2016, respectively and $37,379 and $27,894 for the six months ended June 30, 2017 and 2016, respectively.

Revenues by Segment (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Truckload	$543,004	$519,497	$1,065,114	$1,010,222
Intermodal	194,260	187,209	375,350	372,034
Logistics	191,751	178,847	375,655	345,597
Other	78,900	55,559	129,183	105,108
Fuel surcharge	92,557	72,290	182,807	128,444
Inter-segment eliminations	(25,300)	(18,829)	(46,498)	(38,729)
Operating revenues	$1,075,172	$994,573	$2,081,611	$1,922,676

Income from Operations by Segment (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Truckload	$53,231	$61,705	$91,751	$103,893
Intermodal	11,232	13,646	17,866	20,735
Logistics	6,592	8,103	11,775	13,280
Other	7,947	(3,815)	1,160	(6,236)
Income from operations	$79,002	$79,639	$122,552	$131,672

Depreciation and Amortization Expense by Segment (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Truckload	$50,598	$46,763	$101,011	$90,546
Intermodal	8,454	6,205	16,480	15,444
Logistics	99	98	198	196
Other	9,485	10,777	18,817	21,552
Depreciation and amortization expense	$68,636	$63,843	$136,506	$127,738

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes and our Prospectus.

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

Our success depends on our ability to balance our transportation network and efficiently and effectively manage our resources in the delivery of truckload, intermodal, and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to properly select freight and adapt to changes in customer transportation requirements allows us to efficiently deploy resources and make capital investments in trucks, trailers, containers, and chassis or obtain qualified third-party capacity at a reasonable price for our logistics segment. Although our business volume is diversified, our customers’ financial failures or loss of customer business may also affect us.

Our IPO was completed in April 2017. See Note 1, General, in the Notes to Condensed Consolidated Financial Statements for information relating to our IPO.

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In this section of our report we present the following non-GAAP financial measures: (1) adjusted enterprise revenue (excluding fuel surcharge), (2) adjusted income from operations, (3) adjusted operating ratio, and (4) adjusted net income. We also provide reconciliations of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Management believes the use of each of these non-GAAP measures assists investors in understanding our business by (a) removing the impact of items from our operating results that, in our opinion, do not reflect our core operating performance, (b) providing investors with the same information our management uses internally to assess our core operating performance and (c) presenting comparable financial results between periods. In addition, in the case of adjusted enterprise revenue (excluding fuel surcharge), we believe the measure is useful to investors because it isolates volume, price, and cost changes directly related to industry demand and the way we operate our business from the exogenous factor of fluctuating fuel prices and the programs we have in place to manage fuel price fluctuations. Fuel-related costs and their impact on our industry are important to our results of operations, but they are often independent of other, more germane factors affecting our results of operations and our industry.
Although we believe these non-GAAP measures are useful to investors, they have limitations as analytical tools and may not be comparable to similar measures disclosed by other companies. You should not consider the non-GAAP measures in this report in isolation or as substitutes for, or alternatives to, analysis of our results as reported under GAAP. The exclusion of unusual or non-recurring items or other adjustments reflected in the non-GAAP measures should not be construed as an inference that our future results will not be affected by unusual or non-recurring items or by other items similar to such adjustments. Our management compensates for these limitations by relying primarily on our GAAP results in addition to using the non-GAAP measures.

Enterprise Summary

The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except ratios)	2017	2016	2017	2016
Operating revenues	$1,075,172	$994,573	$2,081,611	$1,922,676
Adjusted enterprise revenue (excluding fuel surcharge) (1)	$982,615	$922,283	$1,898,804	$1,794,232
Income from operations	$79,002	$79,639	$122,552	$131,672
Adjusted income from operations (2)	$67,702	$79,639	$112,552	$131,672
Operating ratio	92.7%	92.0%	94.1%	93.2%
Adjusted operating ratio (3)	93.1%	91.4%	94.1%	92.7%
Net income	$46,473	$44,167	$69,042	$72,306
Adjusted net income (4)	$39,693	$44,167	$63,042	$72,306

(1)
Adjusted enterprise revenue (excluding fuel surcharge) is a non-GAAP financial measure that represents operating revenue less fuel surcharge revenue. Please see the table below for a reconciliation of operating revenues, the most closely comparable GAAP financial measure, to adjusted enterprise revenue (excluding fuel surcharge).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating revenues	$1,075,172	$994,573	$2,081,611	$1,922,676
Less: Fuel surcharge revenue	92,557	72,290	182,807	128,444
Adjusted enterprise revenue (excluding fuel surcharge)	$982,615	$922,283	$1,898,804	$1,794,232

(2)
We define “adjusted income from operations” as income from operations, adjusted to exclude material items that do not reflect our core operating performance. The following is a reconciliation of income from operations, which is the most directly comparable GAAP measure, to adjusted income from operations. For the periods shown, excluded items consist of duplicate chassis costs and the adjustment of a contingent liability related to the WSL acquisition, which are explained in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Income from operations	$79,002	$79,639	$122,552	$131,672
Duplicate chassis costs (a)	1,600	—	2,900	—
WSL contingent consideration adjustment (b)	(12,900)	—	(12,900)	—
Adjusted income from operations	$67,702	$79,639	$112,552	$131,672

(a)
By the end of 2017, we expect Intermodal to have completed its migration to an owned chassis model, which requires the replacement of rented chassis with owned chassis to improve safety and reliability and increase driver retention. During 2017 we expect to add 10,000 chassis to our owned chassis units, resulting in a total of more than 15,000 owned chassis. The existing lease requirements do not expire until December 31, 2017. Accordingly, we are adjusting our income from operations for rental costs related to idle chassis as rented units are replaced.

(b)
In the second quarter of 2017, we recorded a $12,900 fair value adjustment to the contingent consideration related to the acquisition of WSL. See Note 2, Acquisition, and Note 3, Fair Value, for more information.

(3)
We define “adjusted operating ratio” as operating expenses, adjusted to exclude material items that do not reflect our core operating performance, divided by adjusted enterprise revenue (excluding fuel surcharge). The following is a reconciliation of operating ratio, which is the most directly comparable GAAP measure, to adjusted operating ratio. For the periods shown, excluded items consist of duplicate chassis costs and the adjustment of a contingent liability related to the WSL acquisition, which are explained above.

(in thousands, except ratios)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total operating expenses	$996,170	$914,934	$1,959,059	$1,791,004
Divide by: Operating revenues	1,075,172	994,573	2,081,611	1,922,676
Operating ratio	92.7%	92.0%	94.1%	93.2%
Operating revenues	$1,075,172	$994,573	$2,081,611	$1,922,676
Less: Fuel surcharge revenue	92,557	72,290	182,807	128,444
Adjusted enterprise revenue (excluding fuel surcharge)	$982,615	$922,283	$1,898,804	$1,794,232

Total operating expenses	$996,170	$914,934	$1,959,059	$1,791,004
Adjusted for:
Fuel surcharge revenue	(92,557)	(72,290)	(182,807)	(128,444)
Duplicate chassis costs	(1,600)	—	(2,900)	—
WSL contingent consideration adjustment	12,900	—	12,900	—
Adjusted total operating expense	$914,913	$842,644	$1,786,252	$1,662,560

Adjusted operating ratio	93.1%	91.4%	94.1%	92.7%

(4)
We define “adjusted net income” as net income, adjusted to exclude material items that do not reflect our core operating performance. The following is a reconciliation of net income, which is the most directly comparable GAAP measure, to adjusted net income. For the periods shown, excluded items consist of duplicate chassis costs and the adjustment of a contingent liability related to the WSL acquisition, which are explained above, as well as the related income tax impacts.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$46,473	$44,167	$69,042	$72,306
Duplicate chassis costs	1,600	—	2,900	—
WSL contingent consideration adjustment	(12,900)	—	(12,900)	—
Income tax effect of non-GAAP adjustments	4,520	—	4,000	—
Adjusted net income	$39,693	$44,167	$63,042	$72,306

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
(in thousands, unless otherwise noted)

Net Income

Net income increased $2,306, or 5.2%, in the second quarter of 2017 compared to the same quarter in 2016. This increase was driven by the impact of a $7,740 after-tax adjustment of a contingent liability related to the WSL acquisition and a lower effective tax rate due to the resolution of tax credits claimed, partially offset by inflationary driver costs and lower gains on sales of equipment. See Note 2, Acquisition, and Note 3, Fair Value, for more information. Adjusted net income decreased $4,474, or 10.1%.

Revenues

Enterprise operating revenues increased $80,599, or 8.1%, in the second quarter of 2017 compared to the same quarter in 2016. Significant factors contributing to the increase in revenues were as follows:

•	A $31,877 increase in revenues from WSL, which was acquired on June 1, 2016,

•	A $23,341 increase in revenues in our Other segment, driven by higher revenues generated from our leasing business,

•	A $12,904 increase in revenues in our Logistics segment, driven by growth in our brokerage business, and

•	A $15,880 increase in fuel surcharge revenues for our remaining businesses.

Adjusted enterprise revenue (excluding fuel surcharge) increased $60,332, or 6.5%, led by an increase in the Truckload segment due to the acquisition of WSL, as well as brokerage growth and higher revenues from our leasing business.

Income from Operations

Enterprise income from operations decreased $637, or 0.8%, in the second quarter of 2017 compared to the same quarter in 2016, primarily due to inflationary driver costs and lower gains on sales of equipment, partially offset by the impact of the $12,900 fair value adjustment related to the WSL contingent liability. See Note 2, Acquisition, and Note 3, Fair Value, for more information. Adjusted income from operations decreased $11,937, or 15.0%.

Key operating expense items that impacted our income from operations are described below.

•
Purchased transportation costs increased $29,344, or 8.2%, quarter over quarter. The largest driver was an increase in volumes in our Logistics segment, which relies heavily on third-party carriers, resulting in $12,082 higher purchased transportation costs. Truckload segment purchased transportation costs also increased, primarily driven by the acquisition of WSL.

•	Salaries, wages, and benefits increased $24,003, or 8.5%, quarter over quarter due to an increase in associate count primarily as a result of the addition of WSL, and inflationary driver costs.

•
Fuel and fuel taxes increased $6,853, or 10.7%, quarter over quarter, driven by an increase in the cost of fuel per gallon and an increase in total miles. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•	Depreciation and amortization increased $4,793, or 7.5%, quarter over quarter, partially driven by additional depreciation due to the expansion of our fleet with the acquisition of WSL.

•
Operating supplies and expenses increased $22,947, or 21.9%, quarter over quarter. The increase was due to an increase in the amount of equipment sold by our leasing business, resulting in higher cost of goods sold, which flows through operating supplies and expenses.

•	Insurance and related expenses increased $1,653, or 8.9%, quarter over quarter, primarily due to the addition of WSL.

•
Other general expenses decreased $8,357, or 34.3%, quarter over quarter. The change was primarily due to the adjustment of the WSL contingent liability described in Note 2, Acquisition, and Note 3, Fair Value, partially offset by higher driver onboarding costs and increased expenses due to the acquisition of WSL.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment.

Revenues by Segment (in thousands)	Three Months Ended June 30,
	2017	2016
Truckload	$543,004	$519,497
Intermodal	194,260	187,209
Logistics	191,751	178,847
Other	78,900	55,559
Fuel surcharge	92,557	72,290
Inter-segment eliminations	(25,300)	(18,829)
Operating revenues	$1,075,172	$994,573

Income from Operations by Segment (in thousands)	Three Months Ended June 30,
	2017	2016
Truckload	$53,231	$61,705
Intermodal	11,232	13,646
Logistics	6,592	8,103
Other	7,947	(3,815)
Income from operations	79,002	79,639
Adjustments:
Duplicate chassis costs	1,600	—
WSL contingent consideration adjustment	(12,900)	—
Adjusted income from operations	$67,702	$79,639

Truckload

The following table presents our key performance metrics for our truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes.

	Three Months Ended June 30,
	2017	2016
Dedicated standard
Revenue (excluding fuel surcharge) (1)	$71,615	$76,358
Average trucks (2) (3)	1,615	1,763
Revenue per truck per week (4)	$3,448	$3,357
Dedicated specialty
Revenue (excluding fuel surcharge) (1)	$104,537	$93,978
Average trucks (2) (3)	2,228	1,988
Revenue per truck per week (4)	$3,649	$3,664
For-hire standard
Revenue (excluding fuel surcharge) (1)	$285,848	$297,339
Average trucks (2) (3)	6,287	6,744
Revenue per truck per week (4)	$3,535	$3,418
For-hire specialty
Revenue (excluding fuel surcharge) (1)	$81,004	$51,822
Average trucks (2) (3)	1,574	996
Revenue per truck per week (4)	$4,003	$4,032
Total Truckload
Revenue (excluding fuel surcharge) (1)	$543,004	$519,497
Average trucks (2) (3)	11,704	11,491
Revenue per truck per week (4)	$3,608	$3,505
Average company trucks (3)	8,980	8,846
Average owner-operator trucks (3)	2,724	2,645
Trailers	37,790	36,885
Operating ratio (5)	90.2%	88.1%

(1)	Revenue (excluding fuel surcharge) in thousands.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and ending month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(5)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Truckload revenue (excluding fuel surcharge) increased $23,507, or 4.5%, in the second quarter of 2017 compared to the same quarter in 2016, primarily due to an increase in revenue (excluding fuel surcharge) of $27,491 from WSL, partially offset by the impact of decreased freight volume in our dedicated standard and for-hire standard businesses. Driver capacity, although stable throughout the quarter, was below the same quarter of the prior year in parts of our Truckload segment. A focus on fleet sizing to freight volume and effective freight selection resulted in an increase in revenue per truck per week of $103, or 2.9%, over the second quarter of 2016.

Truckload income from operations decreased $8,474, or 13.7%, in the second quarter of 2017 compared to the same quarter in 2016. Inflationary driver costs and lower gains on sales of equipment due to continued weakness in the used equipment market were partially offset by the impact of improved revenue per truck per week.

Intermodal

The following table presents our key performance indicators for our intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2017	2016
Orders (in thousands)	104.5	94.5
Containers	17,577	17,368
Trucks (1)	1,231	1,279
Revenue per order (2)	$1,858	$1,981
Operating ratio (3)	94.2%	92.7%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Intermodal revenue (excluding fuel surcharge) increased $7,051, or 3.8%, in the second quarter of 2017 compared to the same quarter in 2016. The increase was driven by 10.6% higher volumes, partially offset by a 6.2% decrease in revenue per order due to both the continued competitive pricing environment and growth in the East and intra-West, which have shorter lengths of haul.

Intermodal income from operations decreased $2,414, or 17.7%, in the second quarter of 2017 compared to the same quarter in 2016. Although volumes and tractor and container productivity improved, the impact of the competitive pricing environment and the increase in duplicate costs due to the 2017 chassis conversion project more than offset those increases. Lease costs related to duplicate idle chassis amounted to $1,600 for the second quarter of 2017.

Logistics

The following table presents our key performance indicator for our logistics segment for the periods indicated.

	Three Months Ended June 30,
	2017	2016
Operating ratio (1)	96.6%	95.5%

(1)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenue (excluding fuel surcharge) increased $12,904, or 7.2%, in the second quarter of 2017 compared to the same quarter in 2016, primarily due to growth in our brokerage business. Brokerage volume increased 7.6% over the same period in 2016.

Logistics income from operations decreased $1,511 in the second quarter of 2017 compared to the same quarter in 2016. The revenue (excluding fuel surcharge) growth cited above was more than offset by an increase in third-party transportation costs in brokerage, as evidenced by a decline in gross margins. Brokerage gross margins, however, did increase as the quarter progressed.

Other

Our corporate and other nonreportable operating segments posted income from operations of $7,947 in the second quarter of 2017, as compared to a net loss of $3,815 in the same quarter in 2016. The $11,762 positive change was driven by the $12,900 impact of the adjustment of the WSL contingent liability described in Note 2, Acquisition, and Note 3, Fair Value.

Nonoperating Expenses

Nonoperating expenses decreased $1,625, or 27.0%, in the second quarter of 2017 compared to the same quarter in 2016, primarily due to realized gains from foreign currency exchange rate changes. In addition, net interest expense decreased $463 due to lower debt levels and increased interest income due to proceeds from our IPO.

Income Tax Expense

Our provision for income taxes decreased $1,318, or 4.5%, in the second quarter of 2017 compared to the same quarter in 2016, primarily due to the decrease in income before income taxes. The effective income tax rate was 37.7% for the three months ended June 30, 2017 compared to 40.0% for the same period last year, driven by the resolution of tax credits claimed. We regularly claim tax credits that impact the effective tax rate.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
(in thousands, unless otherwise noted)

Net Income

Net income decreased $3,264, or 4.5%, in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to inflationary driver costs and lower gains on sales of equipment, partially offset by the impact of a $7,740 after-tax adjustment to the contingent liability related to the WSL acquisition. Adjusted net income decreased $9,264, or 12.8%.

Revenues

Enterprise operating revenues increased $158,935, or 8.3%, in the six months ended June 30, 2017 compared to the same period in 2016. Significant factors contributing to the increase in revenues were as follows:

•	A $75,872 increase in revenues from WSL, which was acquired on June 1, 2016,

•	A $26,130 increase in revenues in our Logistics segment, driven by growth in our brokerage business, and

•	A $44,258 increase in fuel surcharge revenues for our remaining businesses.

Adjusted enterprise revenue (excluding fuel surcharge) increased $104,572, or 5.8%.

Income from Operations

Enterprise income from operations decreased $9,120, or 6.9%, in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to inflationary driver costs and lower gains on sales of equipment, partially offset by the impact of the $12,900 adjustment of a WSL contingent liability. See Note 2, Acquisition, and Note 3, Fair Value, for more information. Adjusted income from operations decreased $19,120, or 14.5%.

Key operating expense items that impacted our income from operations are described below.

•
Purchased transportation costs increased $58,473, or 8.4%, period over period. The largest driver of the increase was an increase in volumes in our Logistics segment, which relies heavily on third-party carriers, resulting in $26,490 higher purchased transportation costs. Truckload segment purchased transportation costs also increased, primarily driven by the acquisition of WSL.

•
Salaries, wages, and benefits increased $44,260, or 7.9%, period over period driven by an increase in associate count, primarily as a result of the acquisition of WSL, and inflationary driver costs. As a percentage of revenues, salaries, wages, and benefits decreased slightly period over period.

•
Fuel and fuel taxes increased $26,641, or 22.6%, period over period, driven by an increase in the cost of fuel per gallon and an increase in total miles. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•	Depreciation and amortization increased $8,768, or 6.9%, period over period. The main driver of the increase was additional depreciation due to the expansion of our fleet with the acquisition of WSL.

•
Operating supplies and expenses increased $29,918, or 14.7%, period over period. The increase was due to an increase in the amount of equipment sold by our leasing business, resulting in higher cost of goods sold, which flows through operating supplies and expenses.

•	Insurance and related expenses increased $4,815, or 12.9%, period over period, partially due to the acquisition of WSL.

•
Other general expenses decreased $4,820, or 9.7%, period over period. The primary reason for the decrease was the $12,900 adjustment of a contingent liability related to the WSL acquisition. See Note 2, Acquisition, and Note 3, Fair Value, for more information. Higher driver onboarding costs and higher costs due to the acquisition of WSL partially offset the overall decrease.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment:

Revenues by Segment (in thousands)	Six Months Ended June 30,
	2017	2016
Truckload	$1,065,114	$1,010,222
Intermodal	375,350	372,034
Logistics	375,655	345,597
Other	129,183	105,108
Fuel surcharge	182,807	128,444
Inter-segment eliminations	(46,498)	(38,729)
Operating revenues	$2,081,611	$1,922,676

Income from Operations by Segment (in thousands)	Six Months Ended June 30,
	2017	2016
Truckload	$91,751	$103,893
Intermodal	17,866	20,735
Logistics	11,775	13,280
Other	1,160	(6,236)
Income from operations	122,552	131,672
Adjustments:
Duplicate chassis costs	2,900	—
WSL contingent consideration adjustment	(12,900)	—
Adjusted income from operations	$112,552	$131,672

Truckload

The following table presents our key performance metrics for our truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes:

	Six Months Ended June 30,
	2017	2016
Dedicated standard
Revenue (excluding fuel surcharge) (1)	$143,279	$150,333
Average trucks (2) (3)	1,635	1,765
Revenue per truck per week (4)	$3,423	$3,314
Dedicated specialty
Revenue (excluding fuel surcharge) (1)	$200,591	$184,046
Average trucks (2) (3)	2,178	2,000
Revenue per truck per week (4)	$3,598	$3,581
For-hire standard
Revenue (excluding fuel surcharge) (1)	$563,799	$586,405
Average trucks (2) (3)	6,332	6,766
Revenue per truck per week (4)	$3,478	$3,373
For-hire specialty
Revenue (excluding fuel surcharge) (1)	$157,445	$89,438
Average trucks (2) (3)	1,619	922
Revenue per truck per week (4)	$3,799	$3,773
Total Truckload
Revenue (excluding fuel surcharge) (1)	$1,065,114	$1,010,222
Average trucks (2) (3)	11,764	11,453
Revenue per truck per week (4)	$3,537	$3,432
Average company trucks (3)	9,016	8,811
Average owner-operator trucks (3)	2,748	2,642
Trailers	37,790	36,885
Operating ratio (5)	91.4%	89.7%

(1)	Revenue (excluding fuel surcharge) in thousands.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and ending month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(5)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Truckload revenue (excluding fuel surcharge) increased $54,892, or 5.4%, in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to revenue (excluding fuel surcharge) of $65,768 from WSL, partially offset by decreased freight volumes in our dedicated standard and for-hire standard businesses. A focus on fleet sizing to freight volume and effective freight selection resulted in an increase in revenue per truck per week of $105, or 3.1%, over the first half of 2016.

Truckload income from operations decreased $12,142, or 11.7%, in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to lower freight volumes in parts of Truckload and inflationary driver costs, partially offset by operational efficiencies driven by effective fleet sizing and freight selection. Management continues to monitor optimal fleet size to maximize profitability.

Intermodal

The following table presents our key performance indicators for our intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2017	2016
Orders (in thousands)	200.6	185.0
Containers	17,577	17,368
Trucks (1)	1,231	1,279
Revenue per order (2)	$1,871	$2,011
Operating ratio (3)	95.2%	94.4%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Intermodal revenue (excluding fuel surcharge) increased $3,316, or 0.9%, in the six months ended June 30, 2017 compared to the same period in 2016. The increase was driven by 8.4% higher volumes, partially offset by a 7.0% decrease in revenue per order due to both the continued competitive pricing environment and growth in the East and intra-West, which have shorter lengths of haul.

Intermodal income from operations decreased $2,869, or 13.8%, in the six months ended June 30, 2017 compared to the same period in 2016. Although volumes and tractor and container productivity improved, the impact of the competitive pricing environment and the increase in duplicate costs due to the 2017 chassis conversion project more than offset those increases. Lease costs related to duplicate idle chassis amounted to $2,900 for the six months ended June 30, 2017.

Logistics

The following table presents our key performance indicator for our logistics segment for the periods indicated.

	Six Months Ended June 30,
	2017	2016
Operating ratio (1)	96.9%	96.2%

(1)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenue (excluding fuel surcharge) increased $30,058, or 8.7%, in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to growth in our brokerage and import/export businesses. Brokerage volume increased 10.5% over the same period in 2016.

Logistics income from operations decreased $1,505, or 11.3%, in the six months ended June 30, 2017 compared to the same period in 2016. The revenue (excluding fuel surcharge) growth cited above and warehouse operational efficiencies were offset by increased third-party transportation costs, as evidenced by a decline in gross margins.

Other

Our corporate and other nonreportable operating segments income from operations increased $7,396, or 118.6%, driven by the $12,900 adjustment of a contingent liability from the WSL acquisition. This increase was partially offset by higher expenses for our leasing business, which primarily consisted of higher tractor reconditioning expenses.

Nonoperating Expenses

Nonoperating expenses decreased $1,140, or 10.2%, in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to realized gains from foreign currency exchange rate changes.

Income Tax Expense

Our provision for income taxes decreased $4,716, or 9.8%, in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the decrease in income before income taxes. The effective income tax rate was 38.6% for the six months ended June 30, 2017 compared to 40.0% for the same period last year, driven by the resolution of tax credits claimed. We regularly claim tax credits that impact the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, unless otherwise noted)

Our primary uses of cash are working capital requirements, capital expenditures, and debt service requirements. Additionally, from time to time, we may use cash for acquisitions and other investing and financing activities. Working capital is required principally to ensure we are able to run the business and have sufficient funds to satisfy maturing short-term debt and upcoming operational expenses. Our capital expenditures consist primarily of transportation equipment and information technology assets.

Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $250,000 revolving credit facility and a $200,000 accounts receivable facility to provide us with additional sources of liquidity. In addition to the proceeds we received from our IPO in the second quarter of 2017, we anticipate that cash generated from operations together with amounts available under our credit facilities will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity offerings, or a combination of these potential sources of funds. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.

The following table presents our cash and debt outstanding as of the dates shown.

(in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$259,931	$130,787
Debt:
Senior notes	400,000	500,000
Equipment financing	36,694	49,296
Accounts receivable facility	—	135,000
Capital leases	12,931	15,080
Total debt (1)	$449,625	$699,376

(1)	Debt on our condensed consolidated balance sheets is presented net of deferred financing costs.

Debt

See Note 6, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Capital Expenditures

The following table sets forth, for the periods indicated, our net capital expenditures.

	Six Months Ended June 30,
(in thousands)	2017	2016
Transportation equipment	$163,029	$212,735
Other property and equipment	18,320	20,017
Proceeds from sale of property and equipment	(34,595)	(24,141)
Net capital expenditures	$146,754	$208,611

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash provided by operating activities	$226,693	$265,366
Cash used in investing activities	(161,572)	(307,457)
Cash provided by (used in) financing activities	64,023	(19,921)

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
(in thousands, unless otherwise indicated)

Operating Activities

Cash provided by operating activities decreased $38,673, or 14.6%, in the first six months of 2017 compared to the same period in 2016. The decrease was driven by a $21,600 higher income tax refund received in 2016 versus 2017, as well as the timing of payables.

Investing Activities

Cash used in investing activities decreased $145,885, or 47.4%, in the first six months of 2017 compared to the same period in 2016. The main driver of the decrease in cash used was the quarter-over-quarter impact of the June 2016 acquisition of WSL, which resulted in a net cash outflow of $78,221 in the prior year. The remaining decrease in cash used was driven by lower transportation equipment purchases in the first quarter of 2017. We accelerated tractor purchases in the beginning of 2016 in anticipation of a continued weakening of the used tractor market in the second half of the year.

Financing Activities

Cash provided by financing activities increased $83,944, or 421%, in the first six months of 2017 compared to the same period in 2016. We received approximately $341,000 of proceeds from our IPO in April 2017. Factors that offset the increase in cash from the IPO were:

•	A $126,052 net cash outflow related to our accounts receivable facility. We borrowed $75,000 in the first half of 2016 and repaid $50,000 in the first half of 2017 using IPO proceeds.

•	The repayment of a $100,000 senior note using IPO proceeds.

•	A deferred payment of approximately $19,000 to the former owners of WSL, which included a reduction for a working capital adjustment.

Other Considerations That Could Affect Our Results, Liquidity, and Capital Resources

Electronic Logging Device Mandate

The Federal Motor Carrier Safety Administration issued its final rule mandating the use of electronic logging devices in December 2015. Under the rule, carriers have until December 2017 to adopt and use compliant devices. In March 2016, the Owner-Operator Independent Drivers Association filed a legal complaint, asking the U.S. 7th Circuit Court of Appeals to strike down the rule on the grounds that it is an unconstitutional violation of truckers’ rights and will do little to enhance safety. In October 2016, the 7th Circuit Court of Appeals upheld the rule, and in June 2017 the U.S. Supreme Court declined to hear an appeal from that decision, making the lower court decision final. We are already in compliance with the requirements of the rule, and we fully support the mandate, as it aligns well with our focus on safety and integrity.

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

Factors That Could Result in a Goodwill Impairment

Goodwill is tested for impairment at least annually using the discounted cash flow approach in calculating the fair values of our reporting units. Key inputs used in this approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. As interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.

Off-Balance Sheet Arrangements

We have no arrangements that meet the definition of off-balance sheet arrangements.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Prospectus for our contractual obligations as of December 31, 2016. There were no material changes to our contractual obligations during the six months ended June 30, 2017 except for the repayment of the debt obligations referenced above.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 12, Commitments and Contingencies, which is incorporated herein by reference.

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

There has been no change in our prior disclosure regarding our use of proceeds from our IPO contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The documents listed in the accompanying exhibit index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date: August 1, 2017	/s/ Lori A. Lutey
Lori A. Lutey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Schneider National, Inc.
Exhibit Index to Form 10-Q
for the Quarter Ended June 30, 2017

Exhibit Number	Description

10.1
Registration Rights Agreement, dated April 11, 2017, by and among Schneider National, Inc., Mary P. DePrey, Therese A. Koller, Paul J. Schneider, Thomas J. Schneider, Kathleen M. Zimmermann, the Donald J. Schneider Childrens Trust #1 f/b/o Mary P. DePrey, the Donald J. Schneider Childrens Trust #2 f/b/o Mary P. DePrey, the Donald J. Schneider Childrens Trust #1 f/b/o Paul J. Schneider, the Donald J. Schneider Childrens Trust #2 f/b/o Paul J. Schneider, the Donald J. Schneider Childrens Trust #1 f/b/o Therese A. Koller, the Donald J. Schneider Childrens Trust #2 f/b/o Therese A. Koller, the Donald J. Schneider Childrens Trust #1 f/b/o Thomas J. Schneider, the Donald J. Schneider Childrens Trust #2 f/b/o Thomas J. Schneider, the Donald J. Schneider Childrens Trust #1 f/b/o Kathleen M. Zimmermann, the Donald J. Schneider Childrens Trust #2 f/b/o Kathleen M. Zimmermann, the Donald J. Schneider 2000 Trust f/b/o Mary P. DePrey, the Donald J. Schneider 2000 Trust f/b/o Therese A. Koller, the Donald J. Schneider 2000 Trust f/b/o Paul J. Schneider, the Donald J. Schneider 2000 Trust f/b/o Thomas J. Schneider, the Donald J. Schneider 2000 Trust f/b/o Kathleen M. Zimmermann, the Paul J. Schneider 2011 Trust, the Mary P. DePrey 2011 Trust, the Therese A. Koller 2011 Trust and the Kathleen M. Zimmermann 2011 Trust (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 12, 2017)

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