Form 10-Q
period 2017-09-30
Schneider National, Inc.
filed 2017-11-08
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐            No  ☒
As of November 6, 2017, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 93,850,011 shares of Class B Common Stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

i

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
DOE	Department of Energy
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IPO	Initial Public Offering
LTL	Less Than Load. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
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

Such risks and uncertainties include, among others, those discussed under the heading “Risk Factors” in our Prospectus, as well as in our unaudited consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. In addition to any such risks, uncertainties, and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: economic and business risks inherent in the truckload industry, including competitive pressures pertaining to pricing, capacity, and service; risks associated with the loss of a significant customer or customers; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, and our ability to recover fuel costs through our fuel surcharge programs; our ability to attract and retain qualified drivers, including owner-operators, in the operation of our intermodal and trucking businesses; risks related to demand for our service offerings; our ability to recruit, develop, and retain our key associates; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, employees, and owner-operators, our captive insurance company, and the increased costs of compliance with existing or future federal, state, and local regulations; significant systems disruptions, including those caused by cybersecurity breaches; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; exposure to claims and lawsuits in the ordinary course of our business and the risk of insurance claims through our captive insurance company; our ability to effectively manage and implement our growth and diversification strategies and cost saving initiatives; risks associated with acquisitions and other strategic transactions; risks associated with obtaining materials, equipment, and services from our vendors and suppliers; risks associated with cross-border operations and doing business in foreign countries; risks associated with financial and credit markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; and risks associated with reliance on third parties with respect to certain of our businesses, including railroads with respect to our Intermodal business and third-party capacity providers for our Logistics brokerage business.

We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES	$1,110.8	$1,053.2	$3,192.4	$2,975.8
OPERATING EXPENSES:
Purchased transportation	403.9	381.2	1,158.7	1,077.6
Salaries, wages, and benefits	307.4	289.8	910.0	848.2
Fuel and fuel taxes	76.3	66.6	220.7	184.4
Depreciation and amortization	70.5	70.0	207.0	197.7
Operating supplies and expenses	135.3	129.1	369.2	333.0
Insurance and related expenses	22.2	19.8	64.3	57.1
Other general expenses, net	31.1	25.9	75.9	75.3
Total operating expenses	1,046.7	982.4	3,005.8	2,773.3
INCOME FROM OPERATIONS	64.1	70.8	186.6	202.5
OTHER EXPENSES (INCOME):
Interest expense—net	3.6	5.8	13.7	15.7
Other expenses (income)—net	(0.2)	0.5	(0.3)	1.8
Total other expenses	3.4	6.3	13.4	17.5
INCOME BEFORE INCOME TAXES	60.7	64.5	173.2	185.0
PROVISION FOR INCOME TAXES	23.8	27.7	67.2	75.9
NET INCOME	$36.9	$36.8	$106.0	$109.1
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(0.1)	—	(0.7)	0.4
Unrealized gain (loss) on marketable securities—net of tax	0.1	(0.1)	0.2	0.4
Total other comprehensive income (loss)	—	(0.1)	(0.5)	0.8
COMPREHENSIVE INCOME	$36.9	$36.7	$105.5	$109.9
Weighted average common shares outstanding	176.9	156.4	169.2	156.1
Basic earnings per share	$0.21	$0.24	$0.63	$0.70
Weighted average diluted shares outstanding	177.0	156.6	169.3	156.3
Diluted earnings per share	$0.21	$0.24	$0.63	$0.70
Dividends per share of common stock	$0.05	$—	$0.15	$—
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202.2	$130.8
Marketable securities	44.0	52.5
Trade accounts receivable—net of allowance of $4.0 million and $3.5 million, respectively	500.8	444.0
Other receivables	24.5	41.8
Current portion of lease receivables—net of allowance of $1.4 million and $1.0 million, respectively	99.7	100.2
Inventories	94.0	74.1
Prepaid expenses and other current assets	95.2	80.2
Total current assets	1,060.4	923.6
NONCURRENT ASSETS:
Property and equipment:
Transportation equipment	2,745.1	2,596.7
Land, buildings, and improvements	183.5	178.9
Other property and equipment	174.0	191.6
Total property and equipment	3,102.6	2,967.2
Accumulated depreciation	1,242.2	1,209.2
Net property and equipment	1,860.4	1,758.0
Lease receivables	141.5	132.1
Capitalized software and other noncurrent assets	76.0	76.9
Goodwill	164.5	164.0
Total noncurrent assets	2,242.4	2,131.0
TOTAL	$3,302.8	$3,054.6
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30, 2017	December 31, 2016
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$284.4	$227.3
Accrued salaries and wages	78.9	81.8
Claims accruals - current	47.0	52.2
Current maturities of debt and capital lease obligations	22.1	258.7
Dividends payable	8.8	—
Other current liabilities	58.7	57.3
Total current liabilities	499.9	677.3
NONCURRENT LIABILITIES:
Long-term debt and capital lease obligations	422.9	439.6
Claims accruals - noncurrent	100.6	111.5
Deferred income taxes	587.5	538.6
Other	75.1	101.2
Total noncurrent liabilities	1,186.1	1,190.9
COMMITMENTS AND CONTINGENCIES (Note 12)
TEMPORARY EQUITY - REDEEMABLE COMMON SHARES
Redeemable common shares at December 31, 2016, Class A, no par value, shares authorized: 250,000,000, shares issued and outstanding: 83,029,500	—	563.2
Redeemable common shares at December 31, 2016, Class B, no par value, shares authorized: 750,000,000, shares issued and outstanding: 73,294,560	—	497.2
Accumulated earnings	—	125.1
Accumulated other comprehensive income	—	0.9
Total temporary equity	—	1,186.4
SHAREHOLDERS' EQUITY
Class A common shares at September 30, 2017, no par value, shares authorized: 250,000,000, shares issued and outstanding: 83,029,500	—	—
Class B common shares at September 30, 2017, no par value, shares authorized: 750,000,000, shares issued and outstanding: 93,841,183	—	—
Additional paid-in capital	1,535.9	—
Retained earnings	80.5	—
Accumulated other comprehensive income	0.4	—
Total shareholders' equity	1,616.8	—
TOTAL	$3,302.8	$3,054.6
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$106.0	$109.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207.0	197.7
Gain on sale of property and equipment	(6.4)	(15.1)
Deferred income taxes	48.8	49.3
WSL contingent consideration adjustment	(13.2)	—
Other noncash items	3.1	(1.0)
Changes in operating assets and liabilities:
Receivables	(39.0)	—
Other assets	(9.5)	(7.7)
Payables	22.1	6.3
Other liabilities	(3.2)	(21.1)
Net cash provided by operating activities	315.7	317.5
INVESTING ACTIVITIES:
Purchases of transportation equipment	(274.1)	(359.7)
Purchases of other property and equipment	(27.3)	(29.5)
Proceeds from sale of property and equipment	51.8	39.6
Proceeds from lease receipts and sale of off-lease inventory	42.4	47.4
Purchases of lease equipment	(89.8)	(68.7)
Sales of marketable securities	8.4	11.1
Advance funding of dividends to transfer agent	(6.7)	—
Purchases of marketable securities	—	(4.0)
Acquisition of businesses, net of cash acquired	—	(78.2)
Net cash used in investing activities	(295.3)	(442.0)
FINANCING ACTIVITIES:
Proceeds under revolving credit agreements	—	174.9
Payments under revolving credit agreements	(135.0)	(89.9)
Proceeds from other debt	—	0.6
Payments of debt and capital lease obligations	(118.5)	(37.7)
Payment of deferred consideration related to acquisition	(19.4)	—
Proceeds from IPO, net of issuance costs	340.6	—
Dividends paid	(16.6)	—
Redemptions of redeemable common shares	(0.1)	(1.4)
Proceeds from issuances of redeemable common shares	—	2.3
Net cash provided by financing activities	51.0	48.8
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71.4	(75.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	130.8	160.7
End of period	$202.2	$85.0
ADDITIONAL CASH FLOW INFORMATION:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$57.4	$40.0
Dividends declared but not yet paid	$8.8	$—
Increase in redemption value of redeemable common shares	$—	$(110.0)
Cash paid (refunded) during the year for:
Interest	$16.6	$14.7
Income taxes—net of refunds	$(10.4)	$4.0
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions, except share and per share data)

	Class A Common Shares		Class B Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Total
BALANCE—December 31, 2016	—	$—	—	$—	$—	$—	$—	$—
BALANCE—March 31, 2017	—	—	—	—	—	—	—	—
Share issuances - IPO	—	—	20.1	—	340.6	—	—	340.6
Transfer from temporary equity to permanent equity - See Note 9, Temporary Equity	83.0	—	73.3	—	1,187.0	13.3	0.9	1,201.2
Net income - post-IPO	—	—	—	—	—	83.4	—	83.4
Other comprehensive loss - post-IPO	—	—	—	—	—	—	(0.5)	(0.5)
Share issuances related to pre-IPO share-based awards	—	—	0.4	—	2.9	—	—	2.9
Repurchases and retirements of stock related to pre-IPO share-based awards	—	—	—	—	(0.1)	—	—	(0.1)
Share-based compensation	—	—	—	—	6.3	—	—	6.3
Post-IPO dividends declared at $0.10 per share	—	—	—	—	—	(17.6)	—	(17.6)
Post-IPO issuance of stock	—	—	0.1	—	0.6	—	—	0.6
Other	—	—	—	—	(1.4)	1.4	—	—
BALANCE—September 30, 2017	83.0	$—	93.9	$—	$1,535.9	$80.5	$0.4	$1,616.8
See notes to condensed consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017

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

Our IPO of shares of Class B Common Stock was completed in early April 2017, and additional shares were sold in May 2017 under an option granted to the underwriters. In connection with the offering, we sold a total of 20,145,000 shares of common stock at $19 per share and received proceeds of $382.7 million. Expenses related to the offering totaled approximately $42.1 million, resulting in net proceeds of $340.6 million.

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

Accounting Standards Issued But Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. As amended, the new revenue recognition standard will be effective for us beginning with the reporting period ending March 31, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method. We plan to use the modified retrospective approach for adoption, which requires us to record the cumulative effect of the transition through retained earnings as of January 1, 2018. While we are still in the process of completing our evaluation of the standard, we currently believe the most significant impact will be related to the timing of recognition of revenue for transportation services. We currently recognize revenue related to transportation services at delivery, but upon adoption of the standard, we will be required to recognize revenue over time. We have begun to quantify the differences in timing, measurement, and presentation of our revenue recognition. Based on our analysis to date, we do not expect this change or the adoption of ASC 606 to have an overall material impact on our consolidated financial position, results of operations, and cash flows. We are still evaluating the disclosure requirements of this standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This update was issued to enhance the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. These provisions are effective for us beginning with the reporting period ending March 31, 2018, but we do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The provisions of this update are effective for us beginning with the reporting period ending March 31, 2018. Several of the changes to the presentation of items identified in the guidance could impact our classification on our cash flow statements, but the impact will be dependent on circumstances after adoption.

In January 2017, the FASB issued ASU 2017-4, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. The provisions of this update will be effective for our goodwill impairment test in 2020, but we plan to early-adopt this standard in the fourth quarter of 2017 for our annual goodwill impairment test. The impact of adoption cannot be reasonably estimated at this time.

2. ACQUISITION

On June 1, 2016, we acquired 100% of the shares of WSL, for $150.4 million in cash and future payments. WSL brings together final-mile delivery, claims-free handling, and an innovative technology platform. It provides LTL, truckload, and logistics services for difficult to handle goods, such as furniture and floor coverings, across North America. It uses proprietary technology to handle supply chain complexities within the national home delivery industry. We acquired WSL because it creates integrated first-to-final-mile-delivery capabilities, which reduce supply chain complexities for omnichannel retailers and manufacturers.

The acquisition was accounted for as a purchase in accordance with FASB ASC Topic 805, Business Combinations. Assets acquired and liabilities assumed were recorded in the Truckload segment at their fair values as of the acquisition date. The fair values of identifiable intangible assets, which were primarily customer relationships and trade names, were based on valuations using the income approach. The excess of the purchase price over the estimated fair values of tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill. The goodwill is attributable to expected synergies and expected growth opportunities. We believe that 100% of the goodwill will be deductible for United States income tax purposes. No adjustments were made to the estimated fair values of the assets acquired and liabilities assumed during the nine months ended September 30, 2017, and the measurement period has ended.

(in millions)
Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$1.3
Receivables	16.2
Inventories	0.5
Prepaid expenses and other current assets	4.4
Property and equipment	81.8
Capitalized software and other noncurrent assets	5.8
Intangible assets	10.9
Goodwill	138.2
Total assets acquired	259.1

Payables assumed	7.8
Accrued liabilities assumed	5.3
Current maturities of debt and capital lease obligations assumed	47.7
Debt and capital lease obligations assumed	46.2
Other noncurrent liabilities assumed	1.7
Fair value of total consideration transferred	$150.4

In addition to the cash paid at closing, the purchase and sale agreement included guaranteed payments of $20.0 million to the former owners of WSL on each of the first three anniversary dates of the closing. The liability recorded was discounted between one percent and three percent, based on credit-adjusted discount rates. The initial payment in the amount of $19.7 million, including calculated interest based on the discounted amount recorded, was made in June 2017 and reflected an adjustment for a working capital true-up. The total present value of the remaining two payments was $38.0 million at September 30, 2017.

A contingent payment arrangement based on the achievement of specified earnings targets is also in place for three consecutive 12-month periods after the closing, with the aggregate payment total not to exceed $40.0 million. No payments have been made through September 30, 2017. See Note 3, Fair Value, for information regarding the fair value of this contingent arrangement.

The representative of the former owners of WSL has claimed that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operation of the business and that, as a result, the former owners are entitled to an accelerated payment of the contingent amount described above without regard to whether the specified earnings targets are met. We believe this claim is meritless and have filed an action in the Delaware Court of Chancery seeking a declaratory judgment that we have complied with our obligations under the agreement and that no accelerated payment is owed.

The following unaudited pro forma condensed combined financial information presents our results as if we had acquired WSL on January 1, 2016.

(in millions, except per share data)	Nine Months Ended September 30, 2016
Pro forma net sales	$3,049.4
Pro forma net income	$107.0
Basic earnings per share as reported	$0.70
Pro forma basic earnings per share	$0.69
Diluted earnings per share as reported	$0.70
Pro forma diluted earnings per share	$0.68

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

The fair value of the contingent consideration related to the 2016 acquisition of WSL was $0.3 million at September 30, 2017. This valuation was based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include a probability-adjusted level of earnings before interest, taxes, depreciation, and amortization estimated using the Monte Carlo simulation method. The following table sets forth a reconciliation of changes in the fair value of the contingent consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$0.6	$13.5	$13.5	$13.5
Change in fair value	(0.3)	—	(13.2)	—
Ending balance	$0.3	$13.5	$0.3	$13.5

(1) We recorded adjustments to the contingent consideration liability in the second and third quarters of 2017, resulting in an increase in income from operations. The adjustments were caused by a change in the fair value of the contingent liability, which reflected three-year growth targets established by the seller prior to the close of the acquisition.

There were no transfers between levels for the periods shown.

Fair Value of Other Financial Instruments

The recorded value of cash, receivables, and payables approximates fair value.

Based on borrowing rates available to us in the applicable year, a fixed-rate debt portfolio with similar terms and maturities would have had a fair value of approximately $440.5 million and $683.9 million as of September 30, 2017 and December 31, 2016, respectively.

4. MARKETABLE SECURITIES

Our marketable securities have maturities ranging from 3 months to 87 months, but our intent is to hold them for less than one year. They are classified as available for sale and carried at fair value in current assets on the condensed consolidated balance sheets. Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income.

The following table presents the values of our marketable securities as of the dates shown.

	September 30, 2017		December 31, 2016
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$3.8	$3.8	$3.8	$3.8
U.S. treasury and government agencies	6.0	6.0	8.0	8.1
Asset-backed securities	0.3	0.3	0.4	0.4
Corporate debt securities	11.2	11.4	14.4	14.5
State and political subdivisions	22.7	22.5	26.2	25.7
Total marketable securities	$44.0	$44.0	$52.8	$52.5

Gross realized and unrealized gains and losses on sales of marketable securities were not material for the three or nine months ended September 30, 2017 and 2016.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows:

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2016	$138.1	$14.2	$11.7	$164.0
Foreign currency translation	—	—	0.5	0.5
Balance at September 30, 2017	$138.1	$14.2	$12.2	$164.5

The identifiable intangible assets other than goodwill listed below are included in other noncurrent assets on the condensed consolidated balance sheets.

	September 30, 2017			December 31, 2016
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$10.5	$2.3	$8.2	$10.5	$1.4	$9.1
Trade names	1.4	0.6	0.8	1.4	0.3	1.1
Total intangible assets	$11.9	$2.9	$9.0	$11.9	$1.7	$10.2

Amortization expense for intangible assets was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

Estimated future amortization expense related to intangible assets is as follows (in millions):

Remaining 2017	$0.4
2018	1.4
2019	1.2
2020	0.9
2021	0.9
2022 and thereafter	4.2
$9.0

6. DEBT AND CREDIT FACILITIES

As of September 30, 2017 and December 31, 2016, debt included the following:

(in millions)	September 30, 2017	December 31, 2016
Unsecured senior notes: principal payable at maturity; interest payable in quarterly or semiannual installments through 2025; weighted-average interest rate of 3.36% and 3.66% for 2017 and 2016, respectively	$400.0	$500.0
Equipment financing notes: principal and interest payable in monthly installments through 2023; weighted average interest rate of 3.76% and 3.82% for 2017 and 2016, respectively	34.0	49.3
Secured credit facility: collateralized by certain trade receivables; interest rate of 1.68% for 2016	—	135.0
Total principal outstanding	434.0	684.3
Current maturities	(18.2)	(254.4)
Debt issuance costs	(0.9)	(1.1)
Long-term debt	$414.9	$428.8

As of September 30, 2017, we were in compliance with all covenants and financial ratios under the credit agreement and the indentures governing the senior notes.

We used $100.0 million of the proceeds from our IPO to repay our 4.83% unsecured senior note that matured on May 7, 2017.

We had no outstanding borrowings under our revolving credit agreement as of September 30, 2017 or December 31, 2016. Standby letters of credit under this agreement amounted to $3.9 million and $4.1 million at September 30, 2017, and December 31, 2016, respectively, and were primarily related to the requirements of certain of our real estate leases.

We have a secured credit facility that allows us to borrow up to $200.0 million against qualifying trade receivables at rates based on the 30-day London InterBank Offered Rate. At September 30, 2017 and December 31, 2016, standby letters of credit under this agreement amounted to $63.8 million and $60.1 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

7. LEASE RECEIVABLES

We finance various types of transportation-related equipment for independent third parties. The transactions are generally for one to five years and are accounted for as sales-type or direct financing leases. As of September 30, 2017 and December 31, 2016, the investment in lease receivables was as follows:

(in millions)	September 30, 2017	December 31, 2016
Future minimum payments to be received on leases	$145.9	$137.3
Guaranteed residual lease values	125.6	124.5
Total minimum lease payments to be received	271.5	261.8
Unearned income	(30.3)	(29.5)
Net investment in leases	241.2	232.3
Current maturities of lease receivables	101.1	101.2
Less—allowance for doubtful accounts	(1.4)	(1.0)
Current portion of lease receivables—net of allowance	99.7	100.2
Lease receivables—noncurrent	$141.5	$132.1

8. INCOME TAXES

Our effective income tax rate was 39.2% and 42.9% for the three months ended September 30, 2017, and 2016, respectively, and 38.8% and 41.0% for the nine months ended September 30, 2017, and 2016, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimate of nontaxable and nondeductible items of income and expense.

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

The following table shows all changes to temporary equity during the nine months ended September 30, 2017.

	Class A Redeemable Common Shares		Class B Redeemable Common Shares		Accumulated Earnings	Accumulated Other Comprehensive Income
(in millions)	Shares	Amount	Shares	Amount			Total
BALANCE—December 31, 2016	83.0	$563.2	73.3	$497.2	$125.1	$0.9	$1,186.4
Net income	—	—	—	—	22.6	—	22.6
Other comprehensive income	—	—	—	—	—	—	—
Dividends declared at $0.05 per share	—	—	—	—	(7.8)	—	(7.8)
Change in redemption value of redeemable common shares	—	67.3	—	59.3	(126.6)	—	—
Transfer from temporary equity to common equity	(83.0)	(630.5)	(73.3)	(556.5)	(13.3)	(0.9)	(1,201.2)
BALANCE—September 30, 2017	—	$—	—	$—	$—	$—	$—

10. COMMON EQUITY

All share redemption provisions mentioned in Note 9, Temporary Equity, were removed effective with the IPO of Class B common shares in April 2017. Therefore, all Class A and Class B common shares were reclassified from temporary equity to permanent equity as of April 2017.

Prior to the IPO, restricted share awards that were not yet vested and held for more than 180 days were classified as liabilities at their redemption values, taking into consideration the portion of the requisite service that had been provided as of the reporting date. At the IPO date, these unvested shares were reclassified to equity.

Earnings Per Share

As disclosed in Note 1, General, our IPO of shares of Class B Common Stock was effective in April 2017. In connection with the offering, we sold additional shares of common stock.

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per common share:
Net income available to common shareholders	$36.9	$36.8	$106.0	$109.1
Weighted average common shares issued and outstanding	176.9	156.4	169.2	156.1
Basic earnings per common share	$0.21	$0.24	$0.63	$0.70
Diluted earnings per common share:
Net income applicable to diluted earnings per common share	$36.9	$36.8	$106.0	$109.1
Dilutive potential common shares:
Restricted share units	0.1	0.2	0.1	0.2
Dilutive potential common shares	0.1	0.2	0.1	0.2
Total diluted average common shares issued and outstanding	177.0	156.6	169.3	156.3
Diluted earnings per common share	$0.21	$0.24	$0.63	$0.70

The calculation of diluted earnings per share for the three and nine months ended September 30, 2017 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In October 2017, our Board of Directors declared a quarterly cash dividend for the fourth fiscal quarter of 2017 in the amount of $0.05 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 15, 2017, and is expected to be paid on January 8, 2018.

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

Prior to our IPO, we granted restricted shares of Class B Common Stock ("Pre-IPO Restricted Shares") to certain management employees that vest generally over a three-year period. The Pre-IPO Restricted Shares must be paid out in shares and are accounted for as equity awards. Cash dividends are not paid on the nonvested Pre-IPO Restricted Shares, nor do they accumulate during the vesting period. No new Pre-IPO Restricted Shares were granted in the nine months ended September 30, 2017.

We adopted ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. This guidance simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We elected to estimate forfeitures of share-based payment awards up front. The impact of adopting the ASU on our consolidated financial statements was immaterial.

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

At September 30, 2017, our firm commitments to purchase transportation equipment totaled approximately $68.2 million.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

The Truckload reportable segment consists of three operating segments (Van Truckload, Specialty Dedicated, and Bulk) that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. Van Truckload delivers truckload quantities over irregular routes using dry van trailers. Specialty Dedicated is similar except that it involves recurring routes, and specified trucks are dedicated to the routes using specialty trailers. Bulk transports key inputs to the manufacturing process such as specialty chemicals using specialty trailers.

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

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $20.5 million and $12.6 million for the three months ended September 30, 2017 and 2016, respectively and $57.9 million and $40.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Revenues by Segment (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Truckload	$551.7	$540.8	$1,616.8	$1,551.0
Intermodal	196.0	187.6	571.4	559.7
Logistics	209.1	194.3	584.7	539.9
Other	85.4	66.5	214.5	171.5
Fuel surcharge	93.9	81.3	276.8	209.7
Inter-segment eliminations	(25.3)	(17.3)	(71.8)	(56.0)
Operating revenues	$1,110.8	$1,053.2	$3,192.4	$2,975.8

Income from Operations by Segment (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Truckload	$41.1	$53.6	$132.9	$157.5
Intermodal	12.2	10.9	30.0	31.6
Logistics	9.1	8.4	20.8	21.7
Other	1.7	(2.1)	2.9	(8.3)
Income (Expense) from operations	$64.1	$70.8	$186.6	$202.5

Depreciation and Amortization Expense by Segment (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Truckload	$51.7	$50.5	$152.7	$141.1
Intermodal	8.8	7.8	25.3	23.2
Logistics	0.1	0.1	0.3	0.3
Other	9.9	11.6	28.7	33.1
Depreciation and amortization expense	$70.5	$70.0	$207.0	$197.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes and our Prospectus.

INTRODUCTION

Overview

We are a leading transportation and logistics services company providing a broad portfolio of premier truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Since our founding in 1935, we believe we have become an iconic and trusted brand within the transportation industry by adhering to a culture of safety “first and always” and upholding our responsibility to our associates, our customers, and the communities that we serve. We seek to differentiate ourselves through our breadth of complementary service offerings, scale, and expertise in services that use specialty equipment, which have high barriers to entry. Our comprehensive and integrated suite of industry-leading service offerings allows us to better meet customer needs and capture a larger share of our customers’ transportation spend.

We categorize our operations into the following reportable segments:

•
Truckload –consists of freight transported and delivered with standard and specialty equipment by our company-employed drivers in company-owned and leased trucks and by owner-operators and agents. Our truckload services include standard long-haul and regional shipping services primarily using dry van equipment and bulk, temperature controlled, final mile “white glove” delivery and customized solutions for high-value and time-sensitive loads. These services are executed through either for-hire or dedicated contracts throughout North America.

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

Our success depends on our ability to balance our transportation network and efficiently and effectively manage our resources in the delivery of truckload, intermodal, and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. We believe that our ability to properly select freight and adapt to changes in customer transportation requirements allows us to efficiently deploy resources and make capital investments in trucks, trailers, containers, and chassis or obtain qualified third-party capacity at a reasonable price for our logistics segment. Although our business volume is diversified, our customers’ financial failures or loss of customer business may also affect us.

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

Enterprise Summary

The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2017	2016	2017	2016
Operating revenues	$1,110.8	$1,053.2	$3,192.4	$2,975.8
Adjusted enterprise revenue (excluding fuel surcharge) (1)	$1,016.9	$971.9	$2,915.6	$2,766.1
Income from operations	$64.1	$70.8	$186.6	$202.5
Adjusted income from operations (2)	$69.2	$72.4	$181.7	$204.1
Operating ratio	94.2%	93.3%	94.2%	93.2%
Adjusted operating ratio (3)	93.2%	92.6%	93.8%	92.6%
Net income	$36.9	$36.8	$106.0	$109.1
Adjusted net income (4)	$40.0	$37.8	$103.0	$110.1

(1)
Adjusted enterprise revenue (excluding fuel surcharge) is a non-GAAP financial measure that represents operating revenue less fuel surcharge revenue. Please see the table below for a reconciliation of operating revenues, the most closely comparable GAAP financial measure, to adjusted enterprise revenue (excluding fuel surcharge).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Operating revenues	$1,110.8	$1,053.2	$3,192.4	$2,975.8
Less: Fuel surcharge revenue	93.9	81.3	276.8	209.7
Adjusted enterprise revenue (excluding fuel surcharge)	$1,016.9	$971.9	$2,915.6	$2,766.1

(2)
We define “adjusted income from operations” as income from operations, adjusted to exclude material items that do not reflect our core operating performance. The following is a reconciliation of income from operations, which is the most directly comparable GAAP measure, to adjusted income from operations. Excluded items for the periods shown are explained in the table and notes below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Income from operations	$64.1	$70.8	$186.6	$202.5
Duplicate chassis costs (a)	5.4	—	8.3	—
WSL contingent consideration adjustment (b)	(0.3)	—	(13.2)	—
Acquisition costs (c)	$—	1.1	$—	$1.1
IPO costs (d)	$—	$0.5	$—	$0.5
Adjusted income from operations	$69.2	$72.4	$181.7	$204.1

(a)
By the end of 2017, we expect Intermodal to have completed its migration to an owned chassis model, which requires the replacement of rented chassis with owned chassis to improve safety and reliability and increase driver retention. During 2017 we expect to add 10,000 chassis to our owned chassis units, resulting in a total of more than 15,000 owned chassis. The existing lease requirements do not expire until December 31, 2017. Accordingly, we are adjusting our income from operations for rental costs related to idle chassis as rental units are replaced.

(b)
In the second and third quarters of 2017, we recorded a combined $13.2 million fair value adjustment to the contingent consideration related to the acquisition of WSL. See Note 2, Acquisition, and Note 3, Fair Value, for more information.

(c)	Costs related to the June 1, 2016 acquisition of WSL.

(d)	Costs related to our IPO.

(3)
We define “adjusted operating ratio” as operating expenses, adjusted to exclude material items that do not reflect our core operating performance, divided by adjusted enterprise revenue (excluding fuel surcharge). The following is a reconciliation of operating ratio, which is the most directly comparable GAAP measure, to adjusted operating ratio. Excluded items for the periods shown are explained above under our explanation of “adjusted income from operations.”

(in millions, except ratios)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total operating expenses	$1,046.7	$982.4	$3,005.8	$2,773.3
Divide by: Operating revenues	1,110.8	1,053.2	3,192.4	2,975.8
Operating ratio	94.2%	93.3%	94.2%	93.2%
Operating revenues	$1,110.8	$1,053.2	$3,192.4	$2,975.8
Less: Fuel surcharge revenue	93.9	81.3	276.8	209.7
Adjusted enterprise revenue (excluding fuel surcharge)	$1,016.9	$971.9	$2,915.6	$2,766.1

Total operating expenses	$1,046.7	$982.4	$3,005.8	$2,773.3
Adjusted for:
Fuel surcharge revenue	(93.9)	(81.3)	(276.8)	(209.7)
Duplicate chassis costs	(5.4)	—	(8.3)	—
WSL contingent consideration adjustment	0.3	—	13.2	—
Acquisition costs	$—	$(1.1)	$—	$(1.1)
IPO costs	$—	$(0.5)	$—	$(0.5)
Adjusted total operating expense	$947.7	$899.5	$2,733.9	$2,562.0

Adjusted operating ratio	93.2%	92.6%	93.8%	92.6%

(4)
We define “adjusted net income” as net income, adjusted to exclude material items that do not reflect our core operating performance. The following is a reconciliation of net income, which is the most directly comparable GAAP measure, to adjusted net income. Excluded items for the periods shown are explained above under our explanation of “adjusted income from operations.”

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income	$36.9	$36.8	$106.0	$109.1
Duplicate chassis costs	5.4	—	8.3	—
WSL contingent consideration adjustment	(0.3)	—	(13.2)	—
Acquisition costs	—	1.1	—	1.1
IPO costs	—	0.5	—	0.5
Income tax effect of non-GAAP adjustments	(2.0)	(0.6)	1.9	(0.6)
Adjusted net income	$40.0	$37.8	$103.0	$110.1

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Income

Net income increased $0.1 million in the third quarter of 2017 compared to the same quarter in 2016 as a result of improved demand versus capacity balance and the impact of unfavorable income tax audits during the prior year, partially offset by increased driver costs, duplicate chassis costs (described above), and the net negative impact of the two major hurricanes during the quarter. Adjusted net income increased $2.2 million, approximately 6%.

Revenues

Enterprise operating revenues increased $57.6 million, approximately 5%, in the third quarter of 2017 compared to the same quarter in 2016. Significant factors contributing to the increase in revenues were as follows:

•
A $46.7 million combined increase in revenues across our Logistics, Truckload, and Intermodal segments, driven by the combination of two hurricanes, an improving economy, and the historic surge in demand. We were able to use our Quest platform to quickly take advantage of positive price movements and favorably impact revenue per truck per week and revenue per order. $12.6 million of this increase was related to fuel surcharge revenues, and

•	An $18.9 million increase in revenues in our Other segment, driven by higher revenues generated from our leasing business.

Adjusted enterprise revenue (excluding fuel surcharge) increased $45.0 million, approximately 5%.

Income from Operations and Operating Ratio

Enterprise income from operations decreased $6.7 million, approximately 9%, in the third quarter of 2017 compared to the same quarter in 2016, primarily due to increased driver costs and the net negative impact of the two major hurricanes this quarter. We estimate that the hurricanes had a $3.0 million net negative earnings impact due to lost revenue and productivity and increased maintenance and other costs, offset by improved pricing due to market volatility. Additional factors that contributed to the decrease in income from operations were lower gains on sales of equipment, account start-up costs, and continued refining of the cost structure in our First to Final Mile service offering, partially offset by truck and container productivity improvements and effective freight selection.

Adjusted income from operations decreased $3.2 million, approximately 4%.

Enterprise operating ratio increased on both a GAAP basis and an adjusted basis. In addition to the decrease in operating income quarter over quarter, our operating ratio can be negatively impacted when our lower margin Logistics segment grows faster than our higher margin, capital-intensive Truckload segment.

Key operating expense items that impacted our income from operations and operating ratio are described below.

•
Purchased transportation costs increased $22.7 million, or 6%, quarter over quarter. The largest driver was an increase in volumes in our Logistics segment, which relies heavily on third-party carriers, resulting in $12.8 million higher purchased transportation costs. As a percentage of revenues, purchased transportation costs remained flat quarter over quarter.

•
Salaries, wages, and benefits increased $17.6 million, or 6%, quarter over quarter primarily due to increased driver costs. Salaries, wages, and benefits remained flat quarter over quarter as a percentage of revenues.

•
Fuel and fuel taxes for our company trucks increased $9.7 million, or 15%, quarter over quarter, driven by an increase in the cost of fuel per gallon and an increase in total miles. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•
Operating supplies and expenses increased $6.2 million, or 5%, quarter over quarter. The increase was primarily due to an increase in the amount of equipment sold by our leasing business, resulting in higher cost of goods sold, which flows through operating supplies and expenses. There were also lower gains on sales of equipment quarter over quarter.

•	Insurance and related expenses increased $2.4 million, or 12%, quarter over quarter, primarily due to increased claims.

•	Other general expenses increased $5.2 million, or 20%, quarter over quarter. The change was primarily due to higher driver recruiting costs and professional fees.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment.

Revenues by Segment (in millions)	Three Months Ended September 30,
	2017	2016
Truckload	$551.7	$540.8
Intermodal	196.0	187.6
Logistics	209.1	194.3
Other	85.4	66.5
Fuel surcharge	93.9	81.3
Inter-segment eliminations	(25.3)	(17.3)
Operating revenues	$1,110.8	$1,053.2

Income from Operations by Segment (in millions)	Three Months Ended September 30,
	2017	2016
Truckload	$41.1	$53.6
Intermodal	12.2	10.9
Logistics	9.1	8.4
Other	1.7	(2.1)
Income from operations	64.1	70.8
Adjustments:
Duplicate chassis costs	5.4	—
WSL contingent consideration adjustment	(0.3)	—
Acquisition costs	—	1.1
IPO costs	—	0.5
Adjusted income from operations	$69.2	$72.4

Truckload

The following table presents our key performance metrics for our truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes.

	Three Months Ended September 30,
	2017	2016
Dedicated standard
Revenue (excluding fuel surcharge) (1)	$73.4	$75.0
Average trucks (2) (3)	1,654	1,760
Revenue per truck per week (4)	3,458	3,304
Dedicated specialty
Revenue (excluding fuel surcharge) (1)	$110.8	$99.5
Average trucks (2) (3)	2,333	2,113
Revenue per truck per week (4)	$3,700	$3,651
For-hire standard
Revenue (excluding fuel surcharge) (1)	$289.7	$290.2
Average trucks (2) (3)	6,345	6,600
Revenue per truck per week (4)	$3,556	$3,408
For-hire specialty
Revenue (excluding fuel surcharge) (1)	$77.8	$76.1
Average trucks (2) (3)	1,558	1,691
Revenue per truck per week (4)	$3,882	$3,488
Total Truckload
Revenue (excluding fuel surcharge) (1)	$551.7	$540.8
Average trucks (2) (3)	11,890	12,164
Revenue per truck per week (4)	$3,614	$3,446
Average company trucks (3)	9,119	9,476
Average owner-operator trucks (3)	2,771	2,688
Trailers	38,615	38,098
Operating ratio (5)	92.6%	90.1%

(1)	Revenue (excluding fuel surcharge) in millions.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and ending month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Truckload revenue (excluding fuel surcharge) increased $10.9 million, approximately 2%, in the third quarter of 2017 compared to the same quarter in 2016. Improved truck productivity and effective freight selection using our Quest platform more than offset a 2.3% reduction in average total truck count due to initiatives earlier in 2017 to effectively size the fleet to freight volumes. Revenue per truck per week increased $168, or 4.9%, quarter over quarter.

Truckload income from operations decreased $12.5 million, approximately 23%, in the third quarter of 2017 compared to the same quarter in 2016, primarily due to increased driver costs, the net negative impact of the hurricanes due to lost revenue and increased costs, lower gains on sales of equipment, account start-up costs, and continued refining of the cost structure in our First to Final Mile service offering. These factors were partially offset by improvements in freight selection and truck productivity. Our investments in driver recruiting and retention initiatives in the second and third quarters yielded positive results in the third quarter (netting over 500 drivers sequentially July through September 2017) and we believe they will provide a solid foundation for growth for the rest of 2017 and 2018.

Intermodal

The following table presents our key performance indicators for our intermodal segment for the periods indicated.

	Three Months Ended September 30,
	2017	2016
Orders	104,452	96,418
Containers	17,557	17,568
Trucks (1)	1,293	1,288
Revenue per order (2)	$1,876	$1,946
Operating ratio (3)	93.8%	94.2%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Intermodal revenue (excluding fuel surcharge) increased $8.4 million, approximately 4%, in the third quarter of 2017 compared to the same quarter in 2016. The increase was due to an 8.3% increase in orders, partially offset by a 3.6% decrease in revenue per order that resulted from the competitive pricing market, and growth in the East, which has a shorter length of haul. However, the competitive pricing market improved as the quarter progressed and resulted in an $18, or 1.0%, increase in revenue per order compared to the second quarter of 2017. In addition, we have improved our container productivity 8.5% quarter over quarter, with approximately eight thousand additional orders moved using slightly fewer containers.

Intermodal income from operations increased $1.3 million, approximately 12%, in the third quarter of 2017 compared to the same quarter in 2016. Increased volume and asset productivity more than offset a continued competitive pricing environment, the net negative impact of the hurricanes, and an increase in duplicative costs due to the conversion from leased to owned chassis. Duplicate chassis costs, which represent the cost of idle rental units, had a negative impact of $5.4 million. We are ahead of our chassis conversion plan and expect to be completed by the end of 2017 to coincide with the expiration of the existing lease requirements. The full impact of reduced operational costs will not be realized until 2018; however, we have already realized decreased costs due to the new chassis in the areas of productivity, driver retention, safety, and maintenance.

Logistics

The following table presents our key performance indicator for our logistics segment for the periods indicated.

	Three Months Ended September 30,
	2017	2016
Operating ratio (1)	95.6%	95.7%

(1)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenue (excluding fuel surcharge) increased $14.8 million, approximately 8%, in the third quarter of 2017 compared to the same quarter in 2016, primarily due to growth in our brokerage business. Brokerage volumes increased 8.8% over the same period in 2016.

Logistics income from operations increased $0.7 million, approximately 8%, in the third quarter of 2017 compared to the same quarter in 2016, primarily due to brokerage growth, enhanced by the expansion of gross margins in the quarter partly due to the market volatility caused by the hurricanes.

Other

Our corporate and other nonreportable operating segments posted income from operations of $1.7 million in the third quarter of 2017, as compared to a net loss of $2.1 million in the same quarter in 2016. The $3.8 million positive change was driven primarily by increased leasing activity for our leasing business.

Other Expenses (Income)

Other expenses decreased $2.9 million, approximately 46%, in the third quarter of 2017 compared to the same quarter in 2016, primarily due to a $2.2 million decrease in net interest expense due to lower debt levels.

Income Tax Expense

Our provision for income taxes decreased $3.9 million, approximately 14%, in the third quarter of 2017 compared to the same quarter in 2016. The effective income tax rate was 39.2% for the three months ended September 30, 2017 compared to 42.9% for the same period last year, driven by the outcome from settlement of federal and state audits during the prior year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Income

Net income decreased $3.1 million, approximately 3%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to higher driver costs, the net negative impact of the two major hurricanes in the third quarter, and lower gains on sales of equipment, partially offset by the impact of a $7.9 million after-tax adjustment to a contingent liability related to the WSL acquisition and the impact of unfavorable income tax audits during the prior year. See Note 2, Acquisition, and Note 3, Fair Value, for more information regarding the contingent liability. Adjusted net income decreased $7.1 million, approximately 6%.

Revenues

Enterprise operating revenues increased $216.6 million, approximately 7%, in the nine months ended September 30, 2017 compared to the same period in 2016. Significant factors contributing to the increase in revenues were as follows:

•	A $74.8 million increase in revenues from WSL, which was acquired on June 1, 2016,

•	A $45.2 million increase in revenues in our Logistics segment, driven by growth in our brokerage business,

•	A $27.0 million increase in revenues from our leasing business, and

•	A $56.6 million increase in fuel surcharge revenues for our remaining businesses.

Adjusted enterprise revenue (excluding fuel surcharge) increased $149.5 million, approximately 5%.

Income from Operations

Enterprise income from operations decreased $15.9 million, approximately 8%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to increased driver costs, the net negative impact of the two major hurricanes in the third quarter, lower gains on sales of equipment, and continued refining of the cost structure in our First to Final Mile service offering, partially offset by the impact of the $13.2 million adjustment of a WSL contingent liability. See Note 2, Acquisition, and Note 3, Fair Value, for more information. Adjusted income from operations decreased $22.4 million, approximately 11%.

Enterprise operating ratio increased on both a GAAP basis and an adjusted basis. In addition to the decrease in operating income period over period, our operating ratio can be negatively impacted when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense items that impacted our income from operations are described below.

•
Purchased transportation costs increased $81.1 million, or 8%, period over period. The largest driver of the increase was an increase in volumes in our Logistics segment, which relies heavily on third-party carriers, resulting in $39.3 million higher purchased transportation costs. Truckload and Intermodal segments' purchased transportation costs also increased $23.9 million and $19.9 million, respectively. As a percentage of revenues, purchased transportation costs remained flat period over period.

•
Salaries, wages, and benefits increased $61.8 million, or 7%, period over period, driven by increased driver costs, and an increase in non-driver associate count. As a percentage of revenues, salaries, wages, and benefits remained flat period over period.

•
Fuel and fuel taxes for our company trucks increased $36.3 million, or 20%, period over period, driven by an increase in the cost of fuel per gallon and an increase in total miles. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $9.3 million, or 5%, period over period. The main drivers of the increase were additional depreciation for owned chassis and the expansion of our fleet with the acquisition of WSL.

•
Operating supplies and expenses increased $36.2 million, or 11%, period over period. The increase was primarily due to an increase in the amount of equipment sold by our leasing business, resulting in higher cost of goods sold, which flows through operating supplies and expenses. There were also lower gains on sales of equipment period over period.

•	Insurance and related expenses increased $7.2 million, or 13%, period over period, partially due to increased auto insurance losses.

•
Other general expenses increased $0.6 million, or 1%, period over period. The primary reasons for the increase were higher driver recruiting costs and higher professional fees, offset by the $13.2 million adjustment of a contingent liability related to the WSL acquisition. See Note 2, Acquisition, and Note 3, Fair Value, for more information.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment:

Revenues by Segment (in millions)	Nine Months Ended September 30,
	2017	2016
Truckload	$1,616.8	$1,551.0
Intermodal	571.4	559.7
Logistics	584.7	539.9
Other	214.5	171.5
Fuel surcharge	276.8	209.7
Inter-segment eliminations	(71.8)	(56.0)
Operating revenues	$3,192.4	$2,975.8

Income from Operations by Segment (in millions)	Nine Months Ended September 30,
	2017	2016
Truckload	$132.9	$157.5
Intermodal	30.0	31.6
Logistics	20.8	21.7
Other	2.9	(8.3)
Income from operations	186.6	202.5
Adjustments:
Duplicate chassis costs	8.3	—
WSL contingent consideration adjustment	(13.2)	—
Acquisition costs	—	1.1
IPO costs	—	0.5
Adjusted income from operations	$181.7	$204.1

Truckload

The following table presents our key performance metrics for our truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes:

	Nine Months Ended September 30,
	2017	2016
Dedicated standard
Revenue (excluding fuel surcharge) (1)	$216.7	$225.3
Average trucks (2) (3)	1,641	1,766
Revenue per truck per week (4)	$3,436	$3,305
Dedicated specialty
Revenue (excluding fuel surcharge) (1)	$311.4	$283.5
Average trucks (2) (3)	2,231	2,038
Revenue per truck per week (4)	$3,631	$3,604
For-hire standard
Revenue (excluding fuel surcharge) (1)	$853.5	$876.6
Average trucks (2) (3)	6,341	6,707
Revenue per truck per week (4)	$3,502	$3,386
For-hire specialty
Revenue (excluding fuel surcharge) (1)	$235.2	$165.6
Average trucks (2) (3)	1,602	1,158
Revenue per truck per week (4)	$3,817	$3,704
Total Truckload
Revenue (excluding fuel surcharge) (1)	$1,616.8	$1,551.0
Average trucks (2) (3)	11,815	11,669
Revenue per truck per week (4)	$3,560	$3,444
Average company trucks (3)	9,059	9,006
Average owner-operator trucks (3)	2,756	2,663
Trailers	38,615	38,098
Operating ratio (5)	91.8%	89.8%

(1)	Revenue (excluding fuel surcharge) in millions.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and ending month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Truckload revenue (excluding fuel surcharge) increased $65.8 million, approximately 4%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to revenues (excluding fuel surcharge) of $64.7 million from WSL, partially offset by decreased freight volumes in our dedicated standard and for-hire standard businesses. A focus on fleet sizing to freight volume and effective freight selection resulted in an increase in revenue per truck per week of $116, or 3.4%, over the first nine months of 2016.

Truckload income from operations decreased $24.6 million, approximately 16%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to increased driver costs, the net negative impact of two major hurricanes, lower gains on sales of equipment, account start up costs, and continued refining of the cost structure in our First to Final Mile service offering, partially offset by operational efficiencies driven by effective fleet sizing and freight selection. Management continues to monitor optimal fleet size seeking to maximize profitability. Our investments in driver recruiting and retention initiatives in the second and third quarters yielded positive results in the third quarter (netting over 500 drivers sequentially July through September 2017) and we believe they will provide a solid foundation for growth for the rest of 2017 and 2018.

Intermodal

The following table presents our key performance indicators for our intermodal segment for the periods indicated.

	Nine Months Ended September 30,
	2017	2016
Orders	305,074	281,426
Containers	17,557	17,568
Trucks (1)	1,293	1,288
Revenue per order (2)	$1,873	$1,989
Operating ratio (3)	94.7%	94.4%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge).

Intermodal revenue (excluding fuel surcharge) increased $11.7 million, approximately 2%, in the nine months ended September 30, 2017 compared to the same period in 2016. The increase was driven by 8.4% higher volumes, partially offset by a 5.8% decrease in revenue per order due to both the continued competitive pricing environment and growth in the East and intra-West, which have shorter lengths of haul.

Intermodal income from operations decreased $1.6 million, approximately 5%, in the nine months ended September 30, 2017 compared to the same period in 2016. Although volumes and tractor and container productivity improved, the impact of the competitive pricing environment, the net negative impact of the hurricanes, and the increase in duplicate costs due to the 2017 chassis conversion project more than offset those increases. Lease costs related to duplicate idle chassis amounted to $8.3 million for the nine months ended September 30, 2017.

Logistics

The following table presents our key performance indicator for our logistics segment for the periods indicated.

	Nine Months Ended September 30,
	2017	2016
Operating ratio (1)	96.4%	96.0%

(1)	Calculated as segment operating expenses divided by segment revenue (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenue (excluding fuel surcharge) increased $44.8 million, approximately 8%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to growth in our brokerage and import/export businesses. Brokerage volumes increased 9.4% over the same period in 2016.

Logistics income from operations decreased $0.9 million, approximately 4%, in the nine months ended September 30, 2017 compared to the same period in 2016. The revenue (excluding fuel surcharge) growth cited above and warehouse operational efficiencies were offset by increased third-party transportation costs, as evidenced by a decline in gross margins.

Other

Our corporate and other nonreportable operating segments income from operations increased $11.2 million, approximately 135%, driven by the $13.2 million adjustment of a contingent liability from the WSL acquisition. This increase was partially offset by higher expenses for our leasing business, which primarily consisted of higher tractor reconditioning expenses.

Other Expenses (Income)

Other expenses decreased $4.1 million, approximately 23%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $2.0 million decrease in net interest expense and realized gains from foreign currency exchange rate changes.

Income Tax Expense

Our provision for income taxes decreased $8.7 million, approximately 11%, in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the decrease in income before income taxes. The effective income tax rate was 38.8% for the nine months ended September 30, 2017 compared to 41.0% for the same period last year, driven by the outcome from settlement of federal and state audits during the prior year.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250 million revolving credit facility and a $200 million accounts receivable facility. In addition to the proceeds we received from our IPO in the second quarter of 2017, we anticipate that cash generated from operations together with amounts available under our credit facilities will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that these funds will be obtained through the incurrence of additional indebtedness, additional equity offerings, or a combination of these potential sources of funds. We intend to issue additional common shares under our shareholder-approved equity compensation plans to satisfy awards granted under those plans. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and debt outstanding as of the dates shown.

(in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$202.2	$130.8
Debt:
Senior notes	400.0	500.0
Equipment financing	34.0	49.3
Accounts receivable facility	—	135.0
Capital leases	11.9	15.1
Total debt (1)	$445.9	$699.4

(1)	Debt on our condensed consolidated balance sheets is presented net of deferred financing costs.

Debt

See Note 6, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Capital Expenditures

The following table sets forth, for the periods indicated, our net capital expenditures.

	Nine Months Ended September 30,
(in millions)	2017	2016
Transportation equipment	$274.1	$359.7
Other property and equipment	27.3	29.5
Proceeds from sale of property and equipment	(51.8)	(39.6)
Net capital expenditures	$249.6	$349.6

See Note 12, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash provided by operating activities	$315.7	$317.5
Cash used in investing activities	(295.3)	(442.0)
Cash provided by financing activities	51.0	48.8

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Operating Activities

Cash provided by operating activities decreased $1.8 million, approximately 1%, in the first nine months of 2017 compared to the same period in 2016, driven by the timing of cash receipts and payables, as well as other individually insignificant factors.

Investing Activities

Cash used in investing activities decreased $146.7 million, approximately 33%, in the first nine months of 2017 compared to the same period in 2016. The main driver of the decrease in cash used was the impact of the June 2016 acquisition of WSL, which resulted in a net cash outflow of $78.2 million in the prior year. The remaining decrease in cash used was driven by lower transportation equipment purchases in 2017. We accelerated tractor purchases in the beginning of 2016 in anticipation of a continued weakening of the used tractor market in the second half of the year.

Financing Activities

Cash provided by financing activities increased $2.2 million, approximately 5%, in the first nine months of 2017 compared to the same period in 2016. We received approximately $341 million of proceeds from our IPO in April 2017. Significant factors that offset the increase in cash from the IPO were:

•
A $201.1 million net cash outflow related to our accounts receivable facility. We borrowed $156.0 million in the first nine months of 2016 and repaid $50.0 million in the first nine months of 2017 using IPO proceeds.

•	The repayment of a $100.0 million senior note using IPO proceeds.

•	A deferred payment of approximately $19 million to the former owners of WSL, which included a reduction for a working capital adjustment.

•	Cash paid for dividends of $16.6 million.

Other Considerations That Could Affect Our Results, Liquidity, and Capital Resources

Electronic Logging Device Mandate

The Federal Motor Carrier Safety Administration issued its final rule mandating the use of electronic logging devices in December 2015. Under the rule, carriers have until December 2017 to adopt and use compliant devices. In March 2016, the Owner-Operator Independent Drivers Association filed a legal complaint, asking the U.S. 7th Circuit Court of Appeals to strike down the rule on the grounds that it is an unconstitutional violation of truckers’ rights and will do little to enhance safety. In October 2016, the 7th Circuit Court of Appeals upheld the rule, and in June 2017 the U.S. Supreme Court declined to hear an appeal from that decision, making the lower court decision final. We are already in compliance with the requirements of the rule, and we fully support the mandate, as it aligns well with our core values of safety and integrity.

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

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Prospectus for our contractual obligations as of December 31, 2016. There were no material changes to our contractual obligations during the nine months ended September 30, 2017 except for the repayment of the debt obligations referenced above.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

As previously disclosed, in November 2016, we received a Finding and Notice of Violation from the U.S. Environmental Protection Agency (EPA) alleging that, among other matters, certain vehicles we own, hire, or lease failed to comply with certain provisions of the California Air Resources Board Truck and Bus Regulation, in violation of the Clean Air Act.  We have cooperated with the EPA in its subsequent investigation and, in August 2017, the EPA indicated it intends to seek a settlement relating to this Finding and Notice of Violation that may include a monetary sanction in excess of $100,000.  We are in discussions with the EPA concerning its proposal and do not expect any monetary sanction to be material to our financial statements.

For other information relating to legal proceedings, see Note 12, Commitments and Contingencies, which is incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We expect to hold our 2018 annual meeting of shareholders, which will be our first annual meeting as a public company, on April 23, 2018. Shareholders interested in submitting a proposal for consideration at our 2018 annual meeting must do so by sending such proposal to our Corporate Secretary at Schneider National, Inc., 3101 South Packerland Drive, Green Bay, Wisconsin 54313, Attention: Corporate Secretary.

Consistent with the Securities and Exchange Commission's proxy rules, our Board of Directors has set the deadline for submission of proposals to be included in our proxy materials for the 2018 annual meeting as December 5, 2017, which we believe is a reasonable time before we will begin to print and send our proxy materials for the 2018 annual meeting. Accordingly, for a shareholder proposal to be considered for inclusion in our proxy materials for the 2018 annual meeting, any such shareholder proposal must be received by our Corporate Secretary on or before the close of business on December 5, 2017, and comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule14a-8"), as well as the applicable requirements of our Amended and Restated Bylaws. Any shareholder proposal received after December 5, 2017 will be considered untimely, and will not be included in our proxy materials.

In addition, for business to be properly brought before our 2018 annual meeting by a shareholder outside of Rule 14a-8, the shareholder must give timely written notice to us of the business in accordance with our Amended and Restated Bylaws by January 5, 2018. In 2019 and future years, unless our Amended and Restated Bylaws are amended, shareholders must provide notice of such business to us in accordance with our Amended and Restated Bylaws no later than the close of business on the 90th day prior to, and not earlier than the close of business on the 120th day in advance of, the anniversary of the annual meeting of shareholders held in the prior year unless the meeting date changes by more than 30 days from the anniversary of the prior year's annual meeting or no annual meeting was held in the prior year. Proposals submitted outside of these dates will be considered untimely and not properly brought before the annual meeting.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File
*    Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	November 8, 2017	/s/ Lori A. Lutey
Lori A. Lutey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)