Form 10-Q
period 2018-03-31
Schneider National, Inc.
filed 2018-04-30
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐            No  ☒
As of April 22, 2018, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 94,603,373 shares of Class B Common Stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

i

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FTFM	First To Final Mile service offering
GAAP	United States Generally Accepted Accounting Principles
IPO	Initial Public Offering
SEC	United States Securities and Exchange Commission
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016

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

Risks, uncertainties, and other factors that could cause actual results to differ, or contribute to actual results differing, materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

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

•	Political, economic, and other risks from cross-border operations and operations in multiple countries;

•	Risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives;

•	Negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months;

•	Risks associated with severe weather and similar events;

•	Significant systems disruptions, including those caused by cybersecurity breaches;

•	The potential that we will not successfully identify, negotiate, consummate, or integrate acquisitions;

•	Exposure to claims and lawsuits in the ordinary course of our business;

•	Our ability to adapt to new technologies and new participants in the truckload and transportation industry; and

•
Those risks and uncertainties discussed in Part I, Item 1A, "Risk Factors," of our most recently filed Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A, "Risk Factors," of this report or other Quarterly Reports on Form 10-Q filed after such Annual Report on Form 10-K, as well as those discussed in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC.

We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
OPERATING REVENUES	$1,139.0	$1,006.4
OPERATING EXPENSES:
Purchased transportation	425.0	367.3
Salaries, wages, and benefits	311.3	297.7
Fuel and fuel taxes	84.7	73.2
Depreciation and amortization	71.7	67.9
Operating supplies and expenses	119.1	106.3
Insurance and related expenses	23.1	21.8
Other general expenses, net	36.5	28.7
Total operating expenses	1,071.4	962.9
INCOME FROM OPERATIONS	67.6	43.5
OTHER EXPENSES (INCOME):
Interest expense—net	3.5	5.5
Other expenses (income)—net	(0.4)	0.1
Total other expenses	3.1	5.6
INCOME BEFORE INCOME TAXES	64.5	37.9
PROVISION FOR INCOME TAXES	16.9	15.3
NET INCOME	$47.6	$22.6
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(0.4)	(0.1)
Unrealized gain (loss) on marketable securities—net of tax	(0.2)	0.1
Total other comprehensive income (loss)	(0.6)	—
COMPREHENSIVE INCOME	$47.0	$22.6
Weighted average common shares outstanding	176.9	156.4
Basic earnings per share	$0.27	$0.14
Weighted average diluted shares outstanding	177.2	156.8
Diluted earnings per share	$0.27	$0.14
Dividends per share of common stock	$0.06	$0.05
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300.1	$238.5
Marketable securities	40.3	41.6
Trade accounts receivable—net of allowance of $6.1 and $5.2, respectively	530.4	527.9
Other receivables	18.4	22.4
Current portion of lease receivables—net of allowance of $2.1 and $1.7, respectively	115.6	104.9
Inventories	73.2	83.1
Prepaid expenses and other current assets	115.0	75.6
Total current assets	1,193.0	1,094.0
NONCURRENT ASSETS:
Property and equipment:
Transportation equipment	2,771.5	2,770.1
Land, buildings, and improvements	174.0	183.8
Other property and equipment	177.3	175.7
Total property and equipment	3,122.8	3,129.6
Accumulated depreciation	1,275.6	1,271.5
Net property and equipment	1,847.2	1,858.1
Lease receivables	133.5	138.9
Capitalized software and other noncurrent assets	73.8	74.7
Goodwill	165.3	164.8
Total noncurrent assets	2,219.8	2,236.5
TOTAL	$3,412.8	$3,330.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$270.6	$230.4
Accrued salaries and wages	65.9	85.8
Claims accruals - current	54.4	48.3
Current maturities of debt and capital lease obligations	15.7	19.1
Dividends payable	10.7	8.8
Other current liabilities	75.4	69.6
Total current liabilities	492.7	462.0
NONCURRENT LIABILITIES:
Long-term debt and capital lease obligations	417.1	420.6
Claims accruals - noncurrent	103.5	102.5
Deferred income taxes	403.0	386.6
Other	62.1	68.6
Total noncurrent liabilities	985.7	978.3
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 94,596,670 shares issued, and 93,951,067 shares outstanding	—	—
Additional paid-in capital	1,535.2	1,534.6
Retained earnings	399.8	355.6
Accumulated other comprehensive income	(0.6)	—
Total shareholders' equity	1,934.4	1,890.2
TOTAL	$3,412.8	$3,330.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$47.6	$22.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.7	67.9
Gains on sales of property and equipment	(0.9)	(3.2)
Deferred income taxes	14.0	15.1
Long-term incentive compensation expense	5.9	5.6
Other noncash items	(2.8)	(0.1)
Changes in operating assets and liabilities:
Receivables	1.7	21.4
Other assets	(24.2)	(20.5)
Payables	15.9	10.1
Other liabilities	(28.9)	(29.7)
Net cash provided by operating activities	100.0	89.2
INVESTING ACTIVITIES:
Purchases of transportation equipment	(44.8)	(39.3)
Purchases of other property and equipment	(7.5)	(8.0)
Proceeds from sale of property and equipment	26.3	15.3
Proceeds from lease receipts and sale of off-lease inventory	16.4	14.6
Purchases of lease equipment	(13.9)	(23.7)
Sales of marketable securities	0.9	3.1
Net cash used in investing activities	(22.6)	(38.0)
FINANCING ACTIVITIES:
Payments under revolving credit agreements	—	(85.0)
Payments of debt and capital lease obligations	(7.0)	(9.9)
Dividends paid	(8.8)	(7.8)
Net cash used in financing activities	(15.8)	(102.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61.6	(51.5)
CASH AND CASH EQUIVALENTS:
Beginning of period	238.5	130.8
End of period	$300.1	$79.3
ADDITIONAL CASH FLOW INFORMATION:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$33.8	$35.3
Dividends declared but not yet paid	$10.7	$—
Costs in accounts payable related to our IPO	$—	$5.2
Increase in redemption value of redeemable common shares	$—	$126.6
Cash paid (refunded) during the period for:
Interest	$5.4	$6.1
Income taxes—net of refunds	$0.5	$(15.6)
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018

1 GENERAL

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

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements. These financial statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period are not necessarily indicative of the results for a full year.

All intercompany transactions have been eliminated in consolidation.

In the opinion of management, these statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.

Certain prior period amounts have been reclassified to conform with the current year presentation.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities in the consolidated balance sheets for leases with lease terms of more than 12 months. Consistent with current accounting principles, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current accounting principles, which require only capital leases to be recognized in the consolidated balance sheets, the new ASU will require both types of leases to be recognized in the consolidated balance sheets. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for us beginning with the reporting period ending March 31, 2019, with early adoption permitted. We expect an increase in our assets and liabilities from the recognition of operating leases on the consolidated balance sheets and are in the process of evaluating other potential impacts that the adoption of this ASU will have on our consolidated financial statements.

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

2. REVENUE RECOGNITION

We implemented ASU 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606, for the reporting period ended March 31, 2018. We used the modified retrospective approach for adoption, which required us to record the cumulative effect of the transition through retained earnings as of January 1, 2018. Retained earnings increased by $7.3 million upon adoption. The adjustment related only to contracts that were not completed as of January 1, 2018. The following table shows the amount by which financial statement lines were affected by the adoption of the new standard. The changes relate to the recognition of transportation revenue over time rather than at delivery, as explained below under the Transportation heading.

	Three Months Ended March 31, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Comprehensive Income
Operating revenues	$1,138.5	$0.5	$1,139.0
Purchased transportation	424.2	0.8	425.0
Salaries, wages, and benefits	311.0	0.3	311.3
Total operating expenses	1,070.3	1.1	1,071.4
Income from operations	68.2	(0.6)	67.6
Provision for income taxes	17.1	(0.2)	16.9
Net income	48.0	(0.4)	47.6
Comprehensive Income	47.4	(0.4)	47.0
Consolidated Balance Sheet
Prepaid expenses and other current assets	95.4	19.6	115.0
Total current assets	1,173.4	19.6	1,193.0
Total assets	3,393.2	19.6	3,412.8
Other current liabilities	65.1	10.3	75.4
Total current liabilities	482.4	10.3	492.7
Deferred income taxes	400.6	2.4	403.0
Total noncurrent liabilities	983.3	2.4	985.7
Retained earnings	392.9	6.9	399.8
Total shareholders' equity	1,927.5	6.9	1,934.4
Total liabilities and shareholders' equity	3,393.2	19.6	3,412.8
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	48.0	(0.4)	47.6
Other noncash items	(3.4)	0.6	(2.8)
Change in: Payables	16.1	(0.2)	15.9

ASC 606 requires us to look at revenue from customers at a contract level to determine the appropriate accounting. As defined by the new standard, a "contract" can range from an individual order to a multi-year agreement with a customer, depending on the specific arrangement. The majority of our revenues are related to transportation and have similar characteristics. The following table breaks down our revenues by type of service, and each type of service is further described below.

	Three Months Ended March 31,
(in millions)	2018	2017
Transportation	$1,049.9	$935.5
Logistics management	52.1	52.3
Other	37.0	18.6
Total operating revenues	$1,139.0	$1,006.4

Transportation

Transportation revenues relate to the Truckload and Intermodal reporting segments, as well as to our Brokerage business, which is included in the Logistics reporting segment.

In the Transportation portfolio, our service obligation to customers is satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenue is generally consistent across these modes given the relatively short term nature of each contract. For the majority of our transportation business, the "contract with a customer" is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of Schneider's influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by the rate schedules that accompany negotiated contracts.

Transportation orders are very short-term in nature and generally have terms of significantly less than one year. They do not include significant financing components. A small portion of revenues in our transportation business relate to fixed payments in our Dedicated business. These payments are due regardless of volumes, and in these arrangements, the master agreement rather than the individual order may be considered the "contract." See the Remaining Performance Obligations table below for more information on fixed payments.

Prior to the adoption of ASC 606, we recognized revenue from transportation services when we completed our obligation to the customer, upon delivery. In accordance with the new standard, we now recognize revenue over the period transportation services are provided to the customer, including service performed as of the end of the reporting period for loads currently in transit, in order to recognize the value that is transferred to a customer over the course of the transportation service.

We determine revenue in transit using the input method, under which revenue is recognized based on time lapsed from the departure date (start of transportation services) to the arrival date (completion of transportation services). Measurement of revenue in transit requires the application of significant judgment. We calculate the estimated percentage of an order's transit time that is complete at period end, and we apply that percentage of completion to the order's estimated revenue. Revenue recognized in the period ended March 31, 2018 includes amounts related to orders that were partially completed (in transit) in prior periods.

In certain transportation arrangements, an unrelated party contributes a specified service to our customer. For example, we contract with third-party carriers to perform transportation services on behalf of our customers in our Brokerage business, and we use third-party rail carriers in our Intermodal segment. In all situations that include the contributions of third parties, we act as principal in the arrangement, and, accordingly, we recognize gross revenues from these transactions.

Logistics Management

Logistics Management revenues relate to our Supply Chain Management and Import/Export Services operating segments, both of which are included in our Logistics reportable segment. Within this portfolio, the key service we provide to the customer is management of freight shipping and/or storage.

The "contracts" in our Logistics Management portfolio are the negotiated agreements, which contain both fixed and variable components. The variability of revenues is driven by volumes and transactions, which are known as of an invoice date. See the Remaining Performance Obligations table below for additional information. Supply Chain Management and Import/Export Services contracts typically have terms that extend beyond one year, and they do not include financing components.

Prior to the adoption of ASC 606, we recognized revenue under these contracts over time, based on pricing terms within the arrangements. Our recognition model will remain the same under the new standard, as we have elected to use the right to invoice practical expedient, which reflects the fact that a customer obtains the benefit associated with logistics services as they are provided (output method).

In our Supply Chain Management business, we subcontract third parties to perform a portion of the services. We are responsible for ensuring the services are performed and that they are acceptable to the customer, and we are therefore considered to be the principal in these arrangements.

Other

Other revenues relate to activities that are out of scope for purposes of ASC 606, including our leasing and captive insurance businesses.

Quantitative Disclosure

The following table provides information related to the transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and relate to contracts with terms greater than one year.

Remaining Performance Obligations (in millions)	March 31, 2018
Expected to be recognized within one year
Transportation	$15.7
Logistics Management	14.7
Expected to be recognized after one year
Transportation	1.3
Logistics Management	5.5
Total	$37.2

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers.

Contract Balances (in millions)	March 31, 2018	January 1, 2018
Other current assets - contract assets	$22.8	$22.2
Other current liabilities - contract liabilities	$8.3	$—

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated service.

For certain of our contracts, we incur upfront costs to fulfill the master agreement, including driver recruiting and equipment relocation, that are capitalized and amortized over the master contract term, which has been deemed to be the period of benefit. These costs usually relate to dedicated transportation arrangements. The following table presents the amounts capitalized for contract fulfillment costs.

(in millions)	March 31, 2018	December 31, 2017
Capitalized contract fulfillment costs	$4.4	$3.7

Amortization of capitalized contract fulfillment costs was as follows:

	Three Months Ended March 31, 2018
(in millions)	2018	2017
Amortization of contract fulfillment costs	$0.6	$0.6

Practical Expedients

We elected to use the following practical expedients that are available under ASC 606: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised service to a customer and when the customer pays for that service will be one year or less; (ii) to apply the new revenue standard to a portfolio of contracts (or performance obligations) with similar characteristics, as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio; and (iii) to recognize revenue in the Logistics Management portfolio in the amount of consideration to which we have a right to invoice, that corresponds directly with the value to the customer of the service completed to date.

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

All marketable securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active (Level 2 in the fair value hierarchy). We measure our marketable securities on a recurring, monthly basis. See Note 4, Marketable Securities, for information on the fair value of our marketable securities.

In connection with the June 1, 2016 acquisition of WSL, a contingent payment arrangement based on the achievement of specified earnings targets is in place for three consecutive 12-month periods after the closing, with the aggregate payment total not to exceed $40.0 million. No payments have been made through March 31, 2018. The fair value of the contingent consideration at March 31, 2018 and December 31, 2017 was zero. The valuation was based on Level 3 inputs.

There were no transfers between levels for the periods shown.

Fair Value of Other Financial Instruments

The recorded value of cash, trade accounts receivable, and trade accounts payable approximates fair value.

The table below presents the carrying value of our debt portfolio along with the fair value of a fixed-rate debt portfolio with similar terms and maturities, which is based on borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

	March 31, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt portfolio	423.8	418.1	429.8	432.4

4. MARKETABLE SECURITIES

Our marketable securities have maturities ranging from 1 month to 80 months, but our intent is to hold them for less than one year. They are classified as available for sale and carried at fair value in current assets on the consolidated balance sheets. Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income.

The following table presents the values of our marketable securities as of the dates shown.

	March 31, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$3.9	$3.8	$3.8	$3.9
U.S. treasury and government agencies	6.0	5.9	6.0	6.0
Asset-backed securities	0.1	0.2	0.3	0.3
Corporate debt securities	9.1	9.1	9.1	9.2
State and political subdivisions	21.7	21.3	22.7	22.2
Total marketable securities	$40.8	$40.3	$41.9	$41.6

Gross realized and unrealized gains and losses on sales of marketable securities were not material for the three months ended March 31, 2018 and 2017.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows:

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2017	$138.2	$14.2	$12.4	$164.8
Foreign currency translation	—	—	0.5	0.5
Balance at March 31, 2018	$138.2	$14.2	$12.9	$165.3

At March 31, 2018 and December 31, 2017, we had accumulated goodwill impairment charges of $6 million.

The identifiable intangible assets other than goodwill listed below are included in other noncurrent assets on the consolidated balance sheets.

	March 31, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$10.5	$2.7	$7.8	$10.5	$2.5	$8.0
Trade names	1.4	0.9	0.5	1.4	0.7	0.7
Total intangible assets	$11.9	$3.6	$8.3	$11.9	$3.2	$8.7

Amortization expense for intangible assets was $0.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

Estimated future amortization expense related to intangible assets is as follows (in millions):

Remaining 2018	$1.0
2019	1.1
2020	1.0
2021	1.0
2022	1.0
2023 and thereafter	3.2
$8.3

6. DEBT AND CREDIT FACILITIES

As of March 31, 2018 and December 31, 2017, debt included the following:

(in millions)	March 31, 2018	December 31, 2017
Unsecured senior notes: principal payable at maturities ranging from 2019 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.36% for both 2018 and 2017	$400.0	$400.0
Equipment financing notes: principal and interest payable in monthly installments through 2023; weighted average interest rate of 3.74% and 3.76% for 2018 and 2017, respectively	23.8	29.8
Total principal outstanding	423.8	429.8
Current maturities	(12.2)	(15.2)
Debt issuance costs	(0.8)	(0.9)
Long-term debt	$410.8	$413.7

Our master revolving credit agreement provides borrowing capacity of up to $250.0 million through November 2018. This agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of March 31, 2018 or December 31, 2017. Standby letters of credit under this agreement amounted to $3.9 million at March 31, 2018 and December 31, 2017, and were primarily related to the requirements of certain of our real estate leases.

We have a secured credit facility that allows us to borrow up to $200.0 million against qualifying trade receivables at rates based on the 30-day London InterBank Offered Rate. We had no outstanding borrowings under this facility at March 31, 2018 or December 31, 2017. At March 31, 2018 and December 31, 2017, standby letters of credit under this agreement amounted to $63.3 million and $63.8 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

7. LEASE RECEIVABLES

We finance various types of transportation-related equipment for independent third parties. The transactions are generally for one to five years and are accounted for as sales-type or direct financing leases. As of March 31, 2018 and December 31, 2017, the investment in lease receivables was as follows:

(in millions)	March 31, 2018	December 31, 2017
Future minimum payments to be received on leases	$141.2	$141.2
Guaranteed residual lease values	136.0	130.7
Total minimum lease payments to be received	277.2	271.9
Unearned income	(28.1)	(28.1)
Net investment in leases	249.1	243.8

Current maturities of lease receivables	117.7	106.6
Less—allowance for doubtful accounts	(2.1)	(1.7)
Current portion of lease receivables—net of allowance	115.6	104.9

Lease receivables—noncurrent	$133.5	$138.9

8. INCOME TAXES

Our effective income tax rate was 26.2% and 40.5% for the three months ended March 31, 2018, and 2017, respectively. The decrease in the rate quarter over quarter was due to the enactment of the Tax Cuts and Jobs Act. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimate of nontaxable and nondeductible items of income and expense.

In accordance with SEC Staff Accounting Bulletin No. 118, the amounts recorded in the fourth quarter of 2017 related to the Tax Cuts and Jobs Act represent reasonable estimates based on our analysis to date and are considered to be provisional and subject to revision during 2018. Provisional amounts were recorded for the remeasurement of our 2017 net deferred tax liabilities and ancillary state tax effects. These amounts are considered to be provisional as we continue to assess available tax methods and elections and refine our computations. In addition, further regulatory guidance related to the Tax Cuts and Jobs Act is expected to be issued in 2018 which may result in changes to our current estimates. Any revisions to the estimated impacts of the Tax Cuts and Jobs Act will be recorded quarterly until the computations are complete, which is expected to be no later than the fourth quarter of 2018. No changes were made to the estimated impacts in the first quarter of 2018.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 .

	Three Months Ended March 31,
(in millions, except per share data)	2018	2017
Basic earnings per common share:
Net income available to common shareholders	$47.6	$22.6
Weighted average common shares issued and outstanding	176.9	156.4
Basic earnings per common share	$0.27	$0.14
Diluted earnings per common share:
Net income applicable to diluted earnings per common share	$47.6	$22.6
Dilutive potential common shares:
Restricted share units	0.3	0.4
Dilutive potential common shares	0.3	0.4
Total diluted average common shares issued and outstanding	177.2	156.8
Diluted earnings per common share	$0.27	$0.14

The calculation of diluted earnings per share for the three months ended March 31, 2018 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In April 2018, our Board of Directors declared a quarterly cash dividend for the second fiscal quarter of 2018 in the amount of $0.06 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 15, 2018, and is expected to be paid on July 9, 2018.

10. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan ("the Plan"). These awards consist of the following: restricted shares, restricted stock units ("RSUs"), performance-based restricted shares ("Performance Shares"), performance-based restricted stock units ("PSUs"), and non-qualified stock options.

The following table summarizes the components of our share-based compensation program expense:

	Three Months Ended March 31,
(in millions)	2018	2017
Restricted Shares and RSUs	0.6	—
Pre-IPO Restricted Shares	0.5	0.6
Performance Shares and PSUs	0.6	—
Nonqualified Stock Options	0.3	—
Share-based compensation expense	2.0	0.6
Related tax benefit	0.5	0.2

As of March 31, 2018, we had $17.6 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards that is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Shares and RSUs

The majority of the restricted shares and RSUs granted in 2017 and 2018 under the Plan vest ratably over a four-year period, with the first 25% of the grant vesting approximately one year after the date of grant, subject to continued employment through the vesting date or retirement eligibility. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each restricted share and RSU. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

A small portion of the restricted shares relate to a one-time 2018 grant, which vests 50% after a five-year period, with the remaining 50% vesting after a six-year period after the grant date, subject to continued employment through the vesting date. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each restricted share. The dividends equivalents are distributed to participants in cash consistent with the date the awards vest.

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	240,016	$19.00
Granted	215,212	26.81
Vested	(59,281)	19.00
Forfeited	(3,636)	20.60
Unvested at March 31, 2018	392,311	$23.27

Prior to our IPO, we granted restricted shares of Class B Common Stock. Shares included in the pre-IPO restricted share grants vest ratably over a three-year period. Cash dividends are not paid on the unvested pre-IPO restricted shares, nor do they accumulate during the vesting period.

Pre-IPO Restricted Shares	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	152,199	$19.00
Granted	—	—
Vested	(101,643)	19.00
Forfeited	—	—
Unvested at March 31, 2018	50,556	$19.00

Performance Shares and PSUs

Performance shares and PSUs include a three-year performance period with vesting based on attainment of threshold performance of net income and return on capital targets. These awards cliff-vest at the end of the three year performance period, subject to continued employment through the vesting date or retirement eligibility, and payout ranges from 0%-200% for PSUs and from 0%-100% for performance shares. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each award. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	391,541	$19.00
Granted	260,726	26.81
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2018	652,267	$22.12

Nonqualified Stock Options

The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four year period, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant.

Nonqualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	229,620	$6.37
Granted	145,368	8.95
Vested	(57,405)	6.37
Forfeited	—	—
Unvested at March 31, 2018	317,583	$7.55

Assumptions used in calculating the Black-Scholes value of options granted during 2018 were as follows:

Three Months Ended March 31, 2018
Weighted-average Black-Scholes value	$8.95
Black-Scholes Assumptions:
Expected term	6.25 years
Expected volatility	32.0%
Expected dividend yield	0.9%
Risk-free interest rate	2.8%

11. COMMITMENTS AND CONTINGENCIES

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

At March 31, 2018, our firm commitments to purchase transportation equipment totaled approximately $217.4 million.

WSL Acquisition

The purchase and sale agreement related to our June 2016 acquisition of WSL included guaranteed payments of $20.0 million to the former owners of WSL on each of the first three anniversary dates of the closing. The liability recorded was discounted between one percent and three percent, based on credit-adjusted discount rates. The initial payment in the amount of $19.7 million, including calculated interest based on the discounted amount recorded, was made in June 2017 and reflected an adjustment for a working capital true-up. The total present value of the remaining two payments was $38.0 million at March 31, 2018, which is recorded in other current and noncurrent liabilities on the Consolidated Balance Sheets.

The representative of the former owners of WSL has claimed that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operation of the business and that, as a result, the former owners are entitled to an accelerated payment of the contingent amount described in Note 3, Fair Value, without regard to whether the specified earnings targets are met. We believe this claim is meritless and have filed an action in the Delaware Court of Chancery seeking a declaratory judgment that we have complied with our obligations under the agreement and that no accelerated payment is owed.

12. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

The chief operating decision maker reviews revenue for each segment upon delivery and without the inclusion of fuel surcharge revenue. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses, and in-transit revenue is not reflected in segment results. Income from operations at a segment level reflects the measures presented to the chief operating decision maker for each segment.

Separate balance sheets are not prepared by segment and, as a result, assets are not separately identifiable by segment. All transactions between reporting segments are eliminated in consolidation.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $20.7 million and $16.9 million for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2018	2017
Truckload	$551.3	$522.1
Intermodal	201.0	181.1
Logistics	220.8	183.9
Total revenues of reportable segments	973.1	887.1
Other	74.6	50.3
Fuel surcharge	117.8	90.2
Inter-segment eliminations	(26.5)	(21.2)
Operating revenues	$1,139.0	$1,006.4

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2018	2017
Truckload	$47.4	$38.5
Intermodal	21.8	6.6
Logistics	7.7	5.2
Other	(9.3)	(6.8)
Income from operations	$67.6	$43.5
Other expenses (income)	$3.1	$5.6
Income before income taxes	$64.5	$37.9

	Three Months Ended March 31,
Depreciation and Amortization Expense by Segment (in millions)	2018	2017
Truckload	$52.5	$50.4
Intermodal	9.2	8.0
Logistics	0.1	0.1
Other	9.9	9.4
Depreciation and amortization expense	$71.7	$67.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2017.

INTRODUCTION

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

Our intermodal service consists of door-to-door, container on flat car service by a combination of rail and over-the-road transportation, in association with our rail carrier partners. Our intermodal service offers vast coverage throughout North America, including cross-border freight through company containers and trucks.

Our logistics offerings consist of non-asset freight brokerage services, supply chain services (including 3PL) and import/export services. Our logistics business typically provides value-added services using third-party capacity, augmented by our assets, to manage and move our customers’ freight.

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

In the transportation industry, results of operations generally show a seasonal pattern. The strongest volumes are typically in the late third and fourth quarters. Operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

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

Enterprise Summary

The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise.

	Three Months Ended March 31,
(in millions, except ratios)	2018	2017
Operating revenues	$1,139.0	$1,006.4
Revenues (excluding fuel surcharge) (1)	$1,021.2	$916.2
Income from operations	$67.6	$43.5
Adjusted income from operations (2)	$67.6	$44.8
Operating ratio	94.1%	95.7%
Adjusted operating ratio (3)	93.4%	95.1%
Net income	$47.6	$22.6
Adjusted net income (4)	$47.6	$23.4

(1)
Revenues (excluding fuel surcharge) is a non-GAAP financial measure that represents operating revenues less fuel surcharge revenues. The table below provides a reconciliation of operating revenues, the most closely comparable GAAP financial measure, to revenues (excluding fuel surcharge).

	Three Months Ended March 31,
(in millions)	2018	2017
Operating revenues	$1,139.0	$1,006.4
Less: Fuel surcharge revenues	117.8	90.2
Revenues (excluding fuel surcharge)	$1,021.2	$916.2

(2)
We define “adjusted income from operations” as income from operations, adjusted to exclude material items that do not reflect our core operating performance. The following is a reconciliation of income from operations, which is the most directly comparable GAAP measure, to adjusted income from operations. Excluded items for the periods shown are explained in the table and notes below.

	Three Months Ended March 31,
(in millions)	2018	2017
Income from operations	$67.6	$43.5
Duplicate chassis costs (a)	—	1.3
Adjusted income from operations	$67.6	$44.8

(a)
As of December 31, 2017, we completed our migration to an owned chassis model, which required the replacement of rented chassis with owned chassis to reduce costs, improve safety and reliability, and increase driver retention. During 2017 we added approximately 10,000 chassis to our owned chassis units, resulting in a total of more than 15,700 owned chassis. The lease requirements did not expire until December 31, 2017. Accordingly, we adjusted our income from operations for rental costs related to idle chassis as rental units were replaced.

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

(in millions, except ratios)	Three Months Ended March 31,
	2018	2017
Total operating expenses	$1,071.4	$962.9
Divide by: Operating revenues	1,139.0	1,006.4
Operating ratio	94.1%	95.7%
Operating revenues	$1,139.0	$1,006.4
Less: Fuel surcharge revenues	117.8	90.2
Revenues (excluding fuel surcharge)	$1,021.2	$916.2

Total operating expenses	$1,071.4	$962.9
Adjusted for:
Fuel surcharge revenues	(117.8)	(90.2)
Duplicate chassis costs	—	(1.3)
Adjusted total operating expense	$953.6	$871.4

Adjusted operating ratio	93.4%	95.1%

(4)
We define “adjusted net income” as net income, adjusted to exclude material items that do not reflect our core operating performance. The following is a reconciliation of net income, which is the most directly comparable GAAP measure, to adjusted net income. Excluded items for the periods shown are explained above under our explanation of “adjusted income from operations.”

	Three Months Ended March 31,
(in millions)	2018	2017
Net income	$47.6	$22.6
Duplicate chassis costs	—	1.3
Income tax effect of non-GAAP adjustments	—	(0.5)
Adjusted net income	$47.6	$23.4

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Income

Net income increased $25.0 million in the first quarter of 2018 compared to the same quarter in 2017, primarily as a result of a strong pricing and demand environment and the impact of the income tax rate reduction due to the Tax Cuts and Jobs Act enacted in December 2017. Adjusted net income increased $24.2 million, approximately 103%.

Revenues

Enterprise operating revenues increased $132.6 million, approximately 13%, in the first quarter of 2018 compared to the same quarter in 2017. The majority of the increase in revenues resulted from strong pricing across Truckload and Intermodal due to tight capacity and high demand. Other significant factors contributing to the increase in revenues were as follows:

•	A $36.9 million increase in our Logistics segment revenues (excluding fuel surcharge), driven by brokerage growth,

•	A $27.6 million increase in fuel surcharge revenues, and

•	A $19.6 million increase in revenues generated from our leasing business.

Revenues (excluding fuel surcharge) increased $105.0 million, approximately 11%.

Income from Operations and Operating Ratio

Enterprise income from operations increased $24.1 million, approximately 55%, in the first quarter of 2018 compared to the same quarter in 2017, primarily due to the increase in price. Adjusted income from operations increased $22.8 million, approximately 51%.

Enterprise operating ratio improved on both a GAAP basis and an adjusted basis.

Key operating expense items that impacted our income from operations and operating ratio are described below.

•
Purchased transportation costs increased $57.7 million, or 16%, quarter over quarter. The largest driver was a 10% increase in volumes in our Logistics segment, which relies heavily on third-party carriers, resulting in $33.8 million higher purchased transportation costs. As a percentage of revenues, purchased transportation costs remained flat quarter over quarter.

•
Salaries, wages, and benefits increased $13.6 million, or 5%, quarter over quarter primarily due to increased driver wages and non-driver associate wages in our terminal operations primarily to grow our FTFM service offering. Salaries, wages, and benefits decreased 2% quarter over quarter on a percentage of revenues basis.

•
Fuel and fuel taxes for our company trucks increased $11.5 million, or 16%, quarter over quarter, driven by an increase in the cost of fuel per gallon. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•	Depreciation and amortization increased $3.8 million, or 6%, quarter over quarter, partially due to our conversion from leased to owned chassis in our Intermodal business.

•
Operating supplies and expenses increased $12.8 million, or 12%, quarter over quarter, in line with revenues. The increase was primarily due to an increase in the amount of equipment sold by our leasing business, resulting in $15.6 million higher cost of goods sold, which flows through operating supplies and expenses. In addition, gains on sales of equipment were $2.3 million lower, offset by $4.8 million lower rent expense, primarily due to our conversion from leased to owned chassis.

•	Insurance and related expenses increased $1.3 million, or 6%, quarter over quarter, primarily due to increased claims, but insurance expenses were slightly lower on a percentage of revenue basis.

•
Other general expenses increased $7.8 million, or 27%, quarter over quarter. The increase was primarily due to $2.8 million higher driver recruiting and training costs and $3.9 million more professional fees, including incremental costs associated with being a public company.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment.

Revenues by Segment (in millions)	Three Months Ended March 31,
	2018	2017
Truckload	$551.3	$522.1
Intermodal	201.0	181.1
Logistics	220.8	183.9
Other	74.6	50.3
Fuel surcharge	117.8	90.2
Inter-segment eliminations	(26.5)	(21.2)
Operating revenues	$1,139.0	$1,006.4

Income (Loss) from Operations by Segment (in millions)	Three Months Ended March 31,
	2018	2017
Truckload	$47.4	$38.5
Intermodal	21.8	6.6
Logistics	7.7	5.2
Other	(9.3)	(6.8)
Income from operations	67.6	43.5
Adjustments:
Duplicate chassis costs	—	1.3
Adjusted income from operations	$67.6	$44.8

Truckload

The following table presents our key performance metrics for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes.

	Three Months Ended March 31,
	2018	2017
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$76.5	$71.7
Average trucks (2) (3)	1,625	1,647
Revenue per truck per week (4)	$3,695	$3,415
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$105.3	$96.1
Average trucks (2) (3)	2,408	2,123
Revenue per truck per week (4)	$3,432	$3,552
For-hire standard
Revenues (excluding fuel surcharge) (1)	$291.0	$277.9
Average trucks (2) (3)	6,139	6,367
Revenue per truck per week (4)	$3,721	$3,426
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$78.5	$76.4
Average trucks (2) (3)	1,587	1,666
Revenue per truck per week (4)	$3,885	$3,603
Total Truckload
Revenues (excluding fuel surcharge) (1)	$551.3	$522.1
Average trucks (2) (3)	11,759	11,803
Revenue per truck per week (4)	$3,680	$3,472
Average company trucks (3)	9,039	9,043
Average owner-operator trucks (3)	2,720	2,760
Trailers	37,876	37,161
Operating ratio (5)	91.4%	92.6%

(1)	Revenues (excluding fuel surcharge) in millions.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and ending month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Truckload revenues (excluding fuel surcharge) increased $29.2 million, approximately 6%, in the first quarter of 2018 compared to the same quarter in 2017, primarily due to price improvement in a strong market, partially offset by decreased truck productivity due to weather impacts. Revenue per truck per week increased $208, or 6%, quarter over quarter.

Truckload income from operations increased $8.9 million, approximately 23%, in the first quarter of 2018 compared to the same quarter in 2017, primarily due to price improvement, partially offset by increased driver costs and unfavorable performance from our FTFM service offering due to investments to enhance network transit times.

Intermodal

The following table presents our key performance indicators for our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Orders	101,378	96,089
Containers	18,003	17,637
Trucks (1)	1,295	1,243
Revenue per order (2)	$1,982	$1,885
Operating ratio (3)	89.1%	96.3%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Intermodal revenues (excluding fuel surcharge) increased $19.9 million, approximately 11%, in the first quarter of 2018 compared to the same quarter in 2017. The increase was due to a 5.5% increase in orders, as well as a 5% increase in revenue per order that resulted from tight capacity conditions and growth in transcontinental volume. In addition, we have improved our container productivity 5% quarter over quarter. Revenue was negatively impacted by decreased productivity due to rail velocity. Intermodal added over 450 containers to its fleet during the first quarter of 2018.

Intermodal income from operations increased $15.2 million, approximately 230%, in the first quarter of 2018 compared to the same quarter in 2017. The increase was due to increased price, volume, and asset productivity, as well as reduced costs due to the conversion from leased to owned chassis, that reduced lease, safety, maintenance and driver retention costs and increased driver productivity.

Logistics

The following table presents our key performance indicator for our Logistics segment for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Operating ratio (1)	96.5%	97.2%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenues (excluding fuel surcharge) increased $36.9 million, approximately 20%, in the first quarter of 2018 compared to the same quarter in 2017, primarily due to growth in our brokerage business, as volumes increased 10% over the same period in 2017.

Logistics income from operations increased $2.5 million, approximately 48%, in the first quarter of 2018 compared to the same quarter in 2017, primarily due to brokerage growth as noted above, due to the capacity conditions that existed.

Other

Our Other segment posted a loss from operations of $9.3 million in the first quarter of 2018, compared to $6.8 million loss in the same quarter in 2017. The $2.5 million negative change was driven primarily by increased costs associated with being a public company, a moderate increase in incentive compensation, and the impact of the change in revenue recognition due to the adoption of ASC 606.

Other Expenses (Income)

Other expenses decreased $2.5 million, approximately 45%, in the first quarter of 2018 compared to the same quarter in 2017, primarily due to a $2.0 million decrease in net interest expense due to lower debt levels.

Income Tax Expense

Our provision for income taxes increased $1.6 million, approximately 10%, in the first quarter of 2018 compared to the same quarter in 2017, due to the increase in earnings. The effective income tax rate was 26.2% for the three months ended March 31, 2018 compared to 40.5% for the same period last year, driven by the reduction in the income tax rate due to the enactment of the Tax Cuts and Jobs Act in December 2017.

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

The following table presents our cash and debt outstanding as of the dates shown.

(in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$300.1	$238.5
Debt:
Senior notes	400.0	400.0
Equipment financing	23.8	29.8
Capital leases	9.8	10.8
Total debt (1)	$433.6	$440.6

(1)	Debt on our consolidated balance sheets is presented net of deferred financing costs.

Debt

At March 31, 2018, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 6, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Three Months Ended March 31,
(in millions)	2018	2017
Net cash provided by operating activities	$100.0	$89.2
Net cash used in investing activities	$(22.6)	$(38.0)
Net cash provided by financing activities	$(15.8)	$(102.7)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Operating Activities

Cash provided by operating activities increased $10.8 million, approximately 12%, in the first three months of 2018 compared to the same period in 2017, driven primarily by the increase in net income as adjusted for noncash items. The increase in cash was partially offset by the quarter-over-quarter impact of a $16 million federal tax refund received in the first quarter of 2017.

Investing Activities

Cash used in investing activities decreased $15.4 million, approximately 41%, in the first three months of 2018 compared to the same period in 2017. Proceeds from sales of equipment increased due to a higher number of tractor sales in 2018, and we purchased less equipment for our leasing business.

Capital Expenditures

The following table sets forth, for the periods indicated, our net capital expenditures.

	Three Months Ended March 31,
(in millions)	2018	2017
Transportation equipment	$44.8	$39.3
Other property and equipment	7.5	8.0
Proceeds from sale of property and equipment	(26.3)	(15.3)
Net capital expenditures	$26.0	$32.0

Transportation equipment expenditures increased $5.5 million in the first three months of 2018 compared to the same period in 2017. Tractor, trailer and container purchases increased $44.9 million, offset by $41.8 million decreased chassis purchases, due to the conversion to owned chassis in 2017. See Note 11, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities decreased $86.9 million, approximately 85%, in the first three months of 2018 compared to the same period in 2017. The main driver of the decrease in cash used was the repayment of $85 million under our accounts receivable facility in 2017.

Other Considerations That Could Affect Our Results, Liquidity, and Capital Resources

Electronic Logging Device Mandate

The Federal Motor Carrier Safety Administration issued its final rule mandating the use of electronic logging devices in December 2015. Under the rule, carriers were required to adopt and use compliant devices beginning in December 2017, with full enforcement beginning in April 2018. No significant actions were required by the company, as we were already compliant with the rule's requirements, but the mandate could affect other carriers and have an impact on market conditions.

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

Factors That Could Result in a Goodwill Impairment

Goodwill is tested for impairment at least annually using both the market approach and the discounted cash flow approach in calculating the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. As interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.

Off-Balance Sheet Arrangements

We have no arrangements that meet the definition of off-balance sheet arrangements.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2017 for our contractual obligations as of December 31, 2017. There were no material changes to our contractual obligations during the three months ended March 31, 2018.

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2017 are still current and that there have been no significant changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed significantly from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

As previously disclosed, in November 2016, we received a Finding and Notice of Violation from the U.S. Environmental Protection Agency (EPA) alleging that, among other matters, certain vehicles we own, hire, or lease failed to comply with certain provisions of the California Air Resources Board Truck and Bus Regulation, in violation of the Clean Air Act.  We have cooperated with the EPA in its subsequent investigation and, in April 2018, we agreed to pay $475,000 to settle the matter.

For other information relating to legal proceedings, see Note 11, Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	—	$—	—	$—
February 1 – February 28	—	—	—	—
March 1 – March 31	8,710	26.01	—	—
Total *	8,710	$26.01	—	$—

*All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*+	Form of Schneider National, Inc. Restricted Stock Award Agreement (2018)

10.2*+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2018)

10.3*+	Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (2018)

10.4*+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2018)

10.5*+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2018)

10.6*+	Form of Schneider National, Inc. Non-Compete and No-Solicitation Agreement (2018)

10.7*+	Form of Schneider National, Inc. Confidentiality Agreement (2018)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	April 27, 2018	/s/ Lori A. Lutey
Lori A. Lutey
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)