Form 10-Q
period 2018-06-30
Schneider National, Inc.
filed 2018-08-03
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐            No  ☒
As of July 27, 2018, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 93,967,681 shares of Class B Common Stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

i

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FTFM	First To Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
IPO	Initial Public Offering
SEC	United States Securities and Exchange Commission
VTL	Van Truckload operating segment
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016

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

•	Political, economic, and other risks from cross-border operations and operations in multiple countries;

•	Risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives;

•	Negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months;

•	Risks associated with severe weather and similar events;

•	Significant systems disruptions, including those caused by cybersecurity events;

•	The potential that we will not successfully identify, negotiate, consummate, or integrate acquisitions;

•	Exposure to claims and lawsuits in the ordinary course of our business;

•	Our ability to adapt to new technologies and new participants in the truckload and transportation industry; and

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES	$1,236.3	$1,075.2	$2,375.3	$2,081.6
OPERATING EXPENSES:
Purchased transportation	485.7	387.5	910.7	754.8
Salaries, wages, and benefits	314.7	304.9	626.0	602.6
Fuel and fuel taxes	88.2	71.2	172.9	144.4
Depreciation and amortization	71.9	68.6	143.6	136.5
Operating supplies and expenses	121.6	127.6	240.7	233.9
Insurance and related expenses	22.2	20.3	45.3	42.1
Other general expenses, net	40.3	16.1	76.8	44.8
Total operating expenses	1,144.6	996.2	2,216.0	1,959.1
INCOME FROM OPERATIONS	91.7	79.0	159.3	122.5
OTHER EXPENSES (INCOME):
Interest expense—net	3.9	4.6	7.4	10.1
Other expenses (income)—net	(0.5)	(0.2)	(0.9)	(0.1)
Total other expenses	3.4	4.4	6.5	10.0
INCOME BEFORE INCOME TAXES	88.3	74.6	152.8	112.5
PROVISION FOR INCOME TAXES	22.5	28.1	39.4	43.4
NET INCOME	$65.8	$46.5	$113.4	$69.1
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	0.5	(0.5)	0.1	(0.6)
Unrealized gain (loss) on marketable securities—net of tax	(0.1)	—	(0.3)	0.1
Total other comprehensive income (loss)	0.4	(0.5)	(0.2)	(0.5)
COMPREHENSIVE INCOME	$66.2	$46.0	$113.2	$68.6
Weighted average common shares outstanding	177.0	174.4	177.0	165.4
Basic earnings per share	$0.37	$0.27	$0.64	$0.42
Weighted average diluted shares outstanding	177.2	174.5	177.2	165.4
Diluted earnings per share	$0.37	$0.27	$0.64	$0.42
Dividends per share of common stock	$0.06	$0.05	$0.12	$0.10
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333.7	$238.5
Marketable securities	39.2	41.6
Trade accounts receivable—net of allowance of $7.0 and $5.2, respectively	568.0	527.9
Other receivables	19.6	22.4
Current portion of lease receivables—net of allowance of $0.7 and $1.7, respectively	122.1	104.9
Inventories	70.3	83.1
Prepaid expenses and other current assets	108.5	75.6
Total current assets	1,261.4	1,094.0
NONCURRENT ASSETS:
Property and equipment:
Transportation equipment	2,803.9	2,770.1
Land, buildings, and improvements	174.4	183.8
Other property and equipment	159.1	175.7
Total property and equipment	3,137.4	3,129.6
Accumulated depreciation	1,275.8	1,271.5
Net property and equipment	1,861.6	1,858.1
Lease receivables	129.2	138.9
Capitalized software and other noncurrent assets	76.6	74.7
Goodwill	164.6	164.8
Total noncurrent assets	2,232.0	2,236.5
TOTAL	$3,493.4	$3,330.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$289.2	$230.4
Accrued salaries and wages	75.4	85.8
Claims accruals - current	62.5	48.3
Current maturities of debt and capital lease obligations	9.5	19.1
Dividends payable	10.7	8.8
Other current liabilities	76.3	69.6
Total current liabilities	523.6	462.0
NONCURRENT LIABILITIES:
Long-term debt and capital lease obligations	415.2	420.6
Claims accruals - noncurrent	97.8	102.5
Deferred income taxes	416.7	386.6
Other	47.6	68.6
Total noncurrent liabilities	977.3	978.3
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 94,586,654 shares issued, and 93,966,180 shares outstanding	—	—
Additional paid-in capital	1,537.6	1,534.6
Retained earnings	455.1	355.6
Accumulated other comprehensive income	(0.2)	—
Total shareholders' equity	1,992.5	1,890.2
TOTAL	$3,493.4	$3,330.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$113.4	$69.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143.6	136.5
Gains on sales of property and equipment	(1.7)	(6.1)
Deferred income taxes	27.7	36.3
WSL contingent consideration adjustment	—	(12.9)
Long-term incentive compensation expense	10.4	11.1
Other noncash items	(3.2)	(0.3)
Changes in operating assets and liabilities:
Receivables	(37.3)	15.0
Other assets	(17.9)	(11.8)
Payables	36.9	2.0
Other liabilities	(16.9)	(12.2)
Net cash provided by operating activities	255.0	226.7
INVESTING ACTIVITIES:
Purchases of transportation equipment	(143.1)	(163.0)
Purchases of other property and equipment	(14.4)	(18.3)
Proceeds from sale of property and equipment	47.6	34.6
Proceeds from lease receipts and sale of off-lease inventory	36.8	29.9
Purchases of lease equipment	(34.7)	(52.0)
Sales of marketable securities	1.9	7.2
Net cash used in investing activities	(105.9)	(161.6)
FINANCING ACTIVITIES:
Payments under revolving credit agreements	—	(135.0)
Payments of debt and capital lease obligations	(15.1)	(114.8)
Payments of deferred consideration related to acquisition	(19.3)	(19.4)
Proceeds from IPO, net of issuance costs	—	341.1
Dividends paid	(19.5)	(7.8)
Redemptions of redeemable common shares	—	(0.1)
Net cash (used in) provided by financing activities	(53.9)	64.0
NET INCREASE IN CASH AND CASH EQUIVALENTS	$95.2	$129.1
CASH AND CASH EQUIVALENTS:
Beginning of period	$238.5	$130.8
End of period	$333.7	$259.9
ADDITIONAL CASH FLOW INFORMATION:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$31.5	$49.4
Dividends declared but not yet paid	$10.7	$8.8
Investment in Platform Science, Inc.	$2.5	$—
Costs in accounts payable related to our IPO	$—	$0.4
Cash paid (refunded) during the period for:
Interest	$7.8	$11.1
Income taxes—net of refunds	$19.7	$(13.5)
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018

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

Accounting Standards Issued But Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which discusses the reclassification of certain tax effects from accumulated other comprehensive income.  The guidance requires companies to disclose a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income and whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, along with information about other income tax effects that are reclassified.  The guidance is effective for us as of January 1, 2019 with early adoption permitted. We plan to early adopt this guidance during the fourth quarter of 2018 and expect the reclassification of stranded income tax effects to have an immaterial impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which is codified as ASC 842. Subsequent ASUs have clarified and modified this guidance. This standard requires lessees to recognize assets and liabilities in the consolidated balance sheets for leases with lease terms of more than 12 months. Consistent with current accounting principles, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current accounting principles, which require only capital leases to be recognized in the consolidated balance sheets, the new ASU will require both types of leases to be recognized in the consolidated balance sheets. In transition, lessees and lessors can elect to recognize and measure leases at the date of adoption or at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for us as of January 1, 2019 with early adoption permitted. We have formed a cross-functional implementation team that has both identified the population of the company's lease contracts affected by the new standard and selected a system to help accommodate the new leasing standard. We have not yet completed our assessment of the impact of the new guidance on our consolidated financial statements; however, we do expect an increase in our assets and liabilities from the recognition of operating leases on the consolidated balance sheets.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires companies to use a forward-looking, expected loss model to estimate credit losses on various types of financial assets and net investments in leases. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. This guidance is effective for us as of January 1, 2020. We currently cannot reasonably estimate the impact that the adoption of this ASU will have on our consolidated financial statements.

2. REVENUE RECOGNITION

We implemented ASU 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606 as of January 1, 2018. We used the modified retrospective approach for adoption, which required us to record the cumulative effect of the transition through retained earnings as of January 1, 2018. Retained earnings increased by $7.3 million upon adoption. The adjustment related only to contracts that were not completed as of January 1, 2018. The following table shows the amount by which financial statement lines were affected by the adoption of the new standard. The changes relate to the recognition of transportation revenue over time rather than at delivery, as explained below under the Transportation heading.

	Three Months Ended June 30, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Comprehensive Income
Operating revenues	$1,231.3	$5.0	$1,236.3
Purchased transportation	482.7	3.0	485.7
Salaries, wages, and benefits	313.8	0.9	314.7
Total operating expenses	1,140.7	3.9	1,144.6
Income from operations	90.6	1.1	91.7
Provision for income taxes	22.2	0.3	22.5
Net income	65.0	0.8	65.8
Comprehensive Income	65.4	0.8	66.2

	Six Months Ended June 30, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Comprehensive Income
Operating revenues	$2,369.8	$5.5	$2,375.3
Purchased transportation	906.9	3.8	910.7
Salaries, wages, and benefits	624.8	1.2	626.0
Total operating expenses	2,211.0	5.0	2,216.0
Income from operations	158.8	0.5	159.3
Provision for income taxes	39.3	0.1	39.4
Net income	113.0	0.4	113.4
Comprehensive Income	112.8	0.4	113.2

	June 30, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Balance Sheet
Prepaid expenses and other current assets	$84.8	$23.7	$108.5
Total current assets	1,237.7	23.7	1,261.4
Total assets	3,469.7	23.7	3,493.4
Other current liabilities	62.7	13.6	76.3
Total current liabilities	510.0	13.6	523.6
Deferred income taxes	414.3	2.4	416.7
Total noncurrent liabilities	974.9	2.4	977.3
Retained earnings	447.4	7.7	455.1
Total shareholders' equity	1,984.8	7.7	1,992.5
Total liabilities and shareholders' equity	3,469.7	23.7	3,493.4

	Six Months Ended June 30, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	$113.0	$0.4	$113.4
Change in: Other assets	(12.4)	(5.5)	(17.9)
Change in: Payables	36.8	0.1	36.9
Change in: Other liabilities	(21.9)	5.0	(16.9)

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

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2018	2017	2018	2017
Transportation	$1,138.0	$979.8	$2,187.9	$1,915.3
Logistics management	53.9	52.5	106.0	104.8
Other	44.4	42.9	81.4	61.5
Total operating revenues	$1,236.3	$1,075.2	$2,375.3	$2,081.6

Transportation

Transportation revenues relate to the Truckload and Intermodal reportable segments, as well as to our Brokerage business, which is included in the Logistics reportable segment.

In the Transportation portfolio, our service obligation to customers is satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenue are generally consistent across these modes given the relatively short term nature of each contract. For the majority of our transportation business, the "contract with a customer" is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of Schneider's influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by the rate schedules that accompany negotiated contracts.

Transportation orders are short-term in nature and generally have terms of significantly less than one year. They do not include significant financing components. A small portion of revenues in our transportation business relate to fixed payments in our

Truckload segment. These payments are due regardless of volumes, and in these arrangements, the master agreement rather than the individual order may be considered the "contract." See the Remaining Performance Obligations table below for more information on fixed payments.

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

We determine revenue in transit using the input method, under which revenue is recognized based on time lapsed from the departure date (start of transportation services) to the arrival date (completion of transportation services). Measurement of revenue in transit requires the application of significant judgment. We calculate the estimated percentage of an order's transit time that is complete at period end, and we apply that percentage of completion to the order's estimated revenue. Revenue recognized in the period ended June 30, 2018 includes amounts related to orders that were partially completed (in transit) in prior periods.

In certain transportation arrangements, an unrelated party contributes a specified service to our customer. For example, we contract with third-party carriers to perform transportation services on behalf of our customers in our Brokerage business, and we use third-party rail carriers in our Intermodal segment. In situations that include the contributions of third parties, we act as principal in the arrangement, and, accordingly, we recognize gross revenues from these transactions.

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

Remaining Performance Obligations (in millions)	June 30, 2018
Expected to be recognized within one year
Transportation	$12.1
Logistics Management	10.0
Expected to be recognized after one year
Transportation	1.0
Logistics Management	4.0
Total	$27.1

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	June 30, 2018	January 1, 2018
Other current assets - contract assets	$27.8	$22.2
Other current liabilities - contract liabilities	$1.1	$—

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated service.

For certain of our contracts, we incur upfront costs to fulfill the master agreement, including driver recruiting and equipment relocation, that are capitalized and amortized over the master contract term, which has been deemed to be the period of benefit. These costs usually relate to dedicated transportation arrangements. The following table presents the amounts capitalized for contract fulfillment costs as of the dates shown.

(in millions)	June 30, 2018	December 31, 2017
Capitalized contract fulfillment costs	$4.5	$3.7

Amortization of capitalized contract fulfillment costs was as shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Amortization of contract fulfillment costs	$0.8	$0.5	$1.4	$1.1

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

All marketable securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active (Level 2 in the fair value hierarchy). We measure our marketable securities on a recurring, monthly basis. See Note 4, Investments, for information on the fair value of our marketable securities.

In connection with the June 1, 2016 acquisition of WSL, a contingent payment arrangement based on the achievement of specified earnings targets is in place for three consecutive 12-month periods after the closing, with the aggregate payment total not to exceed $40.0 million. No payments have been made through June 30, 2018. The fair value of the contingent consideration at June 30, 2018 and December 31, 2017 was zero. The valuation was based on Level 3 inputs.

Our investment in Platform Science, Inc. discussed in Note 4, Investments, was valued based on Level 3 inputs.

There were no transfers between levels for the periods discussed.

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

	June 30, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt portfolio	$416.6	$407.0	$429.8	$432.4

4. INVESTMENTS

Marketable Securities

Our marketable securities are classified as available for sale and carried at fair value in current assets on the consolidated balance sheets. Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income. Our portfolio of securities have maturities ranging from 3 to 72 months. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

The following table presents the values of our marketable securities as of the dates shown.

	June 30, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$3.9	$3.9	$3.8	$3.9
U.S. treasury and government agencies	14.0	13.7	6.0	6.0
Asset-backed securities	0.1	0.1	0.3	0.3
Corporate debt securities	9.1	9.0	9.1	9.2
State and municipal bonds	12.7	12.5	22.7	22.2
Total marketable securities	$39.8	$39.2	$41.9	$41.6

Gross realized and unrealized gains and losses on sales of marketable securities were not material for the three and six months ended June 30, 2018 and 2017.

Investment in Platform Science, Inc.

In 2018, we acquired a 30% ownership interest in Platform Science, Inc. In exchange for this ownership interest, we contributed a non-exclusive license for telematics mobile software that was developed to enable driver productivity and ensure regulatory compliance. Our investment in Platform Science, Inc. is recorded at fair value in other noncurrent assets on the consolidated balance sheet. The fair value of the investment was initially determined to be $2.5 million and is being accounted for under ASC 321, Investments - Equity Securities.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows:

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2017	$138.2	$14.2	$12.4	$164.8
Foreign currency translation	—	—	(0.2)	(0.2)
Balance at June 30, 2018	$138.2	$14.2	$12.2	$164.6

At June 30, 2018 and December 31, 2017, we had accumulated goodwill impairment charges of $6.0 million.

Prior to the second quarter of 2018, all of the goodwill within the Truckload reportable segment was attributed to the Specialty Dedicated reporting unit. During the quarter ended June 30, 2018, we reorganized the structure of the operating segments within the Truckload reportable segment to include FTFM as a separate operating segment and integrated the remaining Specialty Dedicated activities into the VTL operating segment. Each Truckload operating segment was determined to be its own reporting unit due to the level at which financial information is available and management's review of that information. As a result of the reorganization, goodwill attributable to the Specialty Dedicated reporting unit was reallocated to the VTL and FTFM reporting units on a relative fair value basis. After the reallocation of goodwill, an impairment test was performed for these reporting units, and it was determined that goodwill was not impaired as each reporting unit had an estimated fair value in excess of its respective carrying amount.

The identifiable intangible assets other than goodwill listed below are included in other noncurrent assets on the consolidated balance sheets.

	June 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$10.5	$3.0	$7.5	$10.5	$2.5	$8.0
Trade names	1.4	1.0	0.4	1.4	0.7	0.7
Total intangible assets	$11.9	$4.0	$7.9	$11.9	$3.2	$8.7

Amortization expense for intangible assets was $0.4 million for each of the three months ended June 30, 2018 and 2017, and $0.7 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

Estimated future amortization expense related to intangible assets is as follows (in millions):

Remaining 2018	$0.6
2019	1.1
2020	1.0
2021	1.0
2022	1.0
2023 and thereafter	3.2
$7.9

6. DEBT AND CREDIT FACILITIES

As of June 30, 2018 and December 31, 2017, debt included the following:

(in millions)	June 30, 2018	December 31, 2017
Unsecured senior notes: principal payable at maturities ranging from 2019 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.36% for both 2018 and 2017	$400.0	$400.0
Equipment financing notes: principal and interest payable in monthly installments through 2023; weighted average interest rate of 3.80% and 3.76% for 2018 and 2017, respectively	16.6	29.8
Total principal outstanding	416.6	429.8
Current maturities	(6.3)	(15.2)
Debt issuance costs	(0.8)	(0.9)
Long-term debt	$409.5	$413.7

Our master revolving credit agreement provides borrowing capacity of up to $250.0 million through November 2018. This agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of June 30, 2018 or December 31, 2017. Standby letters of credit under this agreement amounted to $3.9 million at June 30, 2018 and December 31, 2017, and were primarily related to the requirements of certain of our real estate leases.

We have a secured credit facility that allows us to borrow up to $200.0 million against qualifying trade receivables at rates based on the 30-day London InterBank Offered Rate through September 2018. We had no outstanding borrowings under this facility at June 30, 2018 or December 31, 2017. At June 30, 2018 and December 31, 2017, standby letters of credit under this agreement amounted to $62.8 million and $63.8 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

7. LEASE RECEIVABLES

We finance various types of transportation-related equipment for independent third parties. The transactions are generally for one to five years and are accounted for as sales-type or direct financing leases. As of June 30, 2018 and December 31, 2017, the investment in lease receivables was as follows:

(in millions)	June 30, 2018	December 31, 2017
Future minimum payments to be received on leases	$140.1	$141.2
Guaranteed residual lease values	139.7	130.7
Total minimum lease payments to be received	279.8	271.9
Unearned income	(28.5)	(28.1)
Net investment in leases	251.3	243.8

Current maturities of lease receivables	122.8	106.6
Less—allowance for doubtful accounts	(0.7)	(1.7)
Current portion of lease receivables—net of allowance	122.1	104.9

Lease receivables—noncurrent	$129.2	$138.9

8. INCOME TAXES

Our effective income tax rate was 25.5% and 37.7% for the three months ended June 30, 2018 and 2017, respectively, and 25.8% and 38.6% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the rates was due to the enactment of the Tax Cuts and Jobs Act in December 2017. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimate of nontaxable and nondeductible items of income and expense.

In accordance with SEC Staff Accounting Bulletin No. 118, the amounts recorded in the fourth quarter of 2017 related to the Tax Cuts and Jobs Act represent reasonable estimates based on our analysis to date and are considered to be provisional and subject to revision during 2018. Provisional amounts were recorded for the remeasurement of our 2017 net deferred tax liabilities and ancillary state tax effects. These amounts are considered to be provisional as we continue to assess available tax methods and elections and refine our computations. In addition, further regulatory guidance related to the Tax Cuts and Jobs Act is expected to be issued in 2018 which may result in changes to our current estimates. Any revisions to the estimated impacts of the Tax Cuts and Jobs Act will be recorded quarterly until the computations are complete, which is expected to be no later than the fourth quarter of 2018. No changes were made to the estimated impacts in the second quarter of 2018.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Basic earnings per common share:
Net income available to common shareholders	$65.8	$46.5	$113.4	$69.1
Weighted average common shares issued and outstanding	177.0	174.4	177.0	165.4
Basic earnings per common share	$0.37	$0.27	$0.64	$0.42
Diluted earnings per common share:
Net income applicable to diluted earnings per common share	$65.8	$46.5	$113.4	$69.1
Dilutive potential common shares:
Restricted share units	0.2	0.1	0.2	—
Dilutive potential common shares	0.2	0.1	0.2	—
Total diluted average common shares issued and outstanding	177.2	174.5	177.2	165.4
Diluted earnings per common share	$0.37	$0.27	$0.64	$0.42

The calculation of diluted earnings per share for the three and six months ended June 30, 2018 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In August of 2018, our Board of Directors declared a quarterly cash dividend for the third fiscal quarter of 2018 in the amount of $0.06 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 14, 2018, and is expected to be paid on October 8, 2018.

10. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan ("the Plan"). These awards consist of the following: restricted shares, restricted stock units ("RSUs"), performance-based restricted shares ("Performance Shares"), performance-based restricted stock units ("PSUs"), and non-qualified stock options.

The following table summarizes the components of our share-based compensation program expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Restricted Shares and RSUs	0.9	0.6	1.6	0.6
Pre-IPO Restricted Shares	0.2	0.4	0.6	1.1
Performance Shares and PSUs	0.6	0.7	1.2	0.7
Nonqualified Stock Options	0.4	0.2	0.8	0.2
Share-based compensation expense	2.1	1.9	4.2	2.6
Related tax benefit	0.5	0.7	1.1	1.0

As of June 30, 2018, we had $15.4 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards that is expected to be recognized over a weighted-average period of 2.8 years.

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

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2017	240,016	$19.00
Granted	226,576	26.79
Vested	(61,404)	19.00
Forfeited	(12,093)	19.48
Unvested at June 30, 2018	393,095	$23.47

Prior to our IPO, we granted restricted shares of Class B Common Stock. Shares included in the pre-IPO restricted share grants vest ratably over a three-year period. Cash dividends are not paid on the unvested pre-IPO restricted shares, nor do they accumulate during the vesting period.

Pre-IPO Restricted Shares	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	152,199	$19.00
Granted	—	—
Vested	(101,643)	19.00
Forfeited	(5,084)	19.00
Unvested at June 30, 2018	45,472	$19.00

Performance Shares and PSUs

Performance shares and PSUs include a three-year performance period with vesting based on attainment of threshold performance of earnings and return on capital targets. These awards cliff-vest at the end of the three year performance period, subject to continued employment through the vesting date or retirement eligibility, and payout ranges from 0%-200% for PSUs and from 0%-100% for performance shares. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each award. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	391,541	$19.00
Granted	281,572	26.78
Vested	—	—
Forfeited	(45,113)	19.00
Unvested at June 30, 2018	628,000	22.49

Nonqualified Stock Options

The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four year period, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant.

Nonqualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	229,620	$6.37
Granted	173,024	8.96
Vested	(8,410)	6.37
Forfeited	(25,230)	6.37
Unvested at June 30, 2018	369,004	$7.59

Assumptions used in calculating the Black-Scholes value of options granted during 2018 were as follows:

Weighted-average Black-Scholes value	$8.96
Black-Scholes Assumptions:
Expected term	6.25 years
Expected volatility	32.2%
Expected dividend yield	0.9%
Risk-free interest rate	2.8%

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

At June 30, 2018, our firm commitments to purchase transportation equipment totaled approximately $213.5 million.

WSL Acquisition

The purchase and sale agreement related to our June 2016 acquisition of WSL included guaranteed payments of $20.0 million to the former owners of WSL on each of the first three anniversary dates of the closing. The liability recorded was discounted between one percent and three percent, based on credit-adjusted discount rates. The initial payment in the amount of $19.7 million, including calculated interest based on the discounted amount recorded, was made in June 2017 and reflected an adjustment for a working capital true-up. The second payment in the amount of $20.0 million was made in June 2018. The present value of the remaining payment was $18.7 million at June 30, 2018, which is recorded in other current liabilities on the consolidated balance sheet.

The representative of the former owners of WSL has claimed that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operations of the business, amongst other matters, and that, as a result, the former owners are entitled to an accelerated payment of the contingent amount described in Note 3, Fair Value, without regard to whether the specified earnings targets are met. We believe this claim is meritless and have filed an action in the Delaware Court of Chancery seeking a declaratory judgment that we have complied with our obligations under the agreement and that no accelerated payment is owed.

12. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

As of December 31, 2017 our operating segments within the Truckload reportable segment were VTL, Specialty Dedicated, and Bulk. During the second quarter of 2018, we reorganized the structure of the Truckload reportable segment, separating FTFM into its own operating segment and moving the remaining business that was previously under the Specialty Dedicated operating segment into the VTL operating segment. The Truckload reportable segment now consists of three operating segments (VTL, FTFM, and Bulk) that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting.

The chief operating decision maker reviews revenues for each operating segment without the inclusion of fuel surcharge revenues. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. For all operating segments except FTFM, revenue is recognized upon delivery, and in-transit revenue is not reflected in segment results. Income from operations at a segment level reflects the measures presented to the chief operating decision maker for each segment.

Separate balance sheets are not prepared by segment and, as a result, assets are not separately identifiable by segment. All transactions between reporting segments are eliminated in consolidation.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $20.7 million and $20.5 million for the three months ended June 30, 2018 and 2017, respectively, and $41.4 million and $37.4 million for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Segment (in millions)	2018	2017	2018	2017
Truckload	$568.7	$543.0	$1,120.0	$1,065.1
Intermodal	227.9	194.3	428.9	375.4
Logistics	249.7	191.7	470.5	375.6
Total revenues of reportable segments	1,046.3	929.0	2,019.4	1,816.1
Other	82.7	78.9	157.3	129.2
Fuel surcharge	133.1	92.6	250.9	182.8
Inter-segment eliminations	(25.8)	(25.3)	(52.3)	(46.5)
Operating revenues	$1,236.3	$1,075.2	$2,375.3	$2,081.6

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2018	2017	2018	2017
Truckload	$62.3	$53.3	$109.7	$91.8
Intermodal	30.8	11.2	52.6	17.8
Logistics	10.2	6.5	17.9	11.7
Other	(11.6)	8.0	(20.9)	1.2
Income from operations	$91.7	$79.0	$159.3	$122.5
Other expenses (income)	$3.4	$4.4	6.5	10.0
Income before income taxes	$88.3	$74.6	$152.8	$112.5

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and Amortization Expense by Segment (in millions)	2018	2017	2018	2017
Truckload	$52.2	$50.6	$104.7	$101.0
Intermodal	9.5	8.5	18.7	16.5
Logistics	0.1	0.1	0.2	0.2
Other	10.1	9.4	20.0	18.8
Depreciation and amortization expense	$71.9	$68.6	$143.6	$136.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2017.

INTRODUCTION

We are a leading transportation and logistics services company providing a broad portfolio of premier truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Our highly flexible and balanced business combines asset-based truckload services with asset-light intermodal and non-asset logistics offerings, enabling us to serve our customers’ diverse transportation needs. Our broad portfolio of services provides us with a greater opportunity to allocate growth capital in a manner designed to maximize returns throughout the seasonal and economic business cycles. For example, we can efficiently move our equipment between services and regions when we see opportunities to enhance our return on capital. Our Quest platform serves as an instrumental factor in driving profitable growth from both new and existing customers as it enables real-time, data-driven decision support and business analysis of every load/order, assisting our associates in proactively serving customer needs while maximizing productivity of our drivers, assets, and related third-party providers.

Our truckload services include long-haul and regional shipping services, final mile “white glove” delivery, and customized solutions for high-value and time-sensitive loads. These services are executed through either for-hire or dedicated contracts throughout North America.

Our intermodal service consists of door-to-door, container on flat car service by a combination of rail and over-the-road transportation, in association with our rail carrier partners. Our intermodal service offers vast coverage throughout North America, including cross-border freight through company containers and trucks.

Our logistics offerings consist of non-asset freight brokerage services, supply chain services (including 3PL), and import/export services. Our logistics business typically provides value-added services using third-party capacity, augmented by our assets, to manage and move our customers’ freight.

Our success depends on our ability to balance our transportation network and efficiently and effectively manage our resources in the delivery of truckload, intermodal, and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. We believe that our ability to properly select freight and adapt to changes in customer transportation requirements allows us to efficiently deploy resources and make capital investments in trucks, trailers, containers, and chassis, or obtain qualified third-party capacity at a reasonable price for our logistics segment.

Consistent with the transportation industry, our results of operations generally show a seasonal pattern. The strongest volumes are typically in the late third and fourth quarters. Operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher maintenance expense and higher fuel consumption from increased idle time.

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
Management believes the use of each of these non-GAAP measures assists investors in understanding our business by (a) removing the impact of items from our operating results that, in our opinion, do not reflect our core operating performance, (b) providing investors with the same information our management uses internally to assess our core operating performance, and (c) presenting comparable financial results between periods.

In the case of revenues (excluding fuel surcharge), we believe the measure is useful to investors because it isolates volume, price, and cost changes directly related to industry demand and the way we operate our business from the external factor of fluctuating fuel prices and the programs we have in place to manage fuel price fluctuations. Fuel-related costs and their impact on our industry are important to our results of operations, but they are often independent of other, more relevant factors affecting our results of operations and our industry.

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

Enterprise Summary

The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise. Adjustments to arrive at non-GAAP measures are made at the enterprise level, with the exception of fuel surcharge revenues, which are not included in segment revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2018	2017	2018	2017
Operating revenues	$1,236.3	$1,075.2	$2,375.3	$2,081.6
Revenues (excluding fuel surcharge) (1)	$1,103.2	$982.6	$2,124.4	$1,898.8
Income from operations	$91.7	$79.0	$159.3	$122.5
Adjusted income from operations (2)	$97.5	$67.7	$165.1	$112.5
Operating ratio	92.6%	92.7%	93.3%	94.1%
Adjusted operating ratio (3)	91.2%	93.1%	92.2%	94.1%
Net income	$65.8	$46.5	$113.4	$69.1
Adjusted net income (4)	$70.1	$39.7	$117.7	$63.1

(1)	Non-GAAP Measure: Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Operating revenues	$1,236.3	$1,075.2	$2,375.3	$2,081.6
Less: Fuel surcharge revenues	133.1	92.6	250.9	182.8
Revenues (excluding fuel surcharge)	$1,103.2	$982.6	$2,124.4	$1,898.8

(2)	Non-GAAP Measure: Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Income from operations	$91.7	$79.0	$159.3	$122.5
Duplicate chassis costs (a)	—	1.6	—	2.9
WSL contingent consideration adjustment (b)	—	(12.9)	—	(12.9)
Litigation (c)	5.8	—	5.8	—
Adjusted income from operations	$97.5	$67.7	$165.1	$112.5

(a)
As of December 31, 2017, we completed our migration to an owned chassis model, which required the replacement of rented chassis with owned chassis. Accordingly, we adjusted our income from operations for rental costs related to idle chassis as rental units were replaced.

(b)	In the second quarter of 2017, we recorded a $12.9 million fair value adjustment to the contingent consideration related to the acquisition of WSL. See Note 3, Fair Value, for more information.

(c)	Costs associated with the settlement of a lawsuit that challenged Washington State labor law compliance.

(3)	Non-GAAP Measure: Adjusted operating ratio

(in millions, except ratios)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total operating expenses	$1,144.6	$996.2	$2,216.0	$1,959.1
Divide by: Operating revenues	1,236.3	1,075.2	2,375.3	2,081.6
Operating ratio	92.6%	92.7%	93.3%	94.1%

Operating revenues	$1,236.3	$1,075.2	$2,375.3	$2,081.6
Less: Fuel surcharge revenues	133.1	92.6	250.9	182.8
Revenues (excluding fuel surcharge)	$1,103.2	$982.6	$2,124.4	$1,898.8

Total operating expenses	$1,144.6	$996.2	$2,216.0	$1,959.1

Adjusted for:
Fuel surcharge revenues	(133.1)	(92.6)	(250.9)	(182.8)
Duplicate chassis costs	—	(1.6)	—	(2.9)
WSL contingent consideration adjustment	—	12.9	—	12.9
Litigation	(5.8)	—	(5.8)	—
Adjusted total operating expense	$1,005.7	$914.9	$1,959.3	$1,786.3
	.
Adjusted operating ratio	91.2%	93.1%	92.2%	94.1%

(4)	Non-GAAP Measure: Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income	$65.8	$46.5	$113.4	$69.1
Duplicate chassis costs	—	1.6	—	2.9
WSL contingent consideration adjustment	—	(12.9)	—	(12.9)
Litigation	5.8	—	5.8	—
Income tax effect of non-GAAP adjustments	(1.5)	4.5	(1.5)	4.0
Adjusted net income	$70.1	$39.7	$117.7	$63.1

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Income

Net income increased $19.3 million, approximately 42%, in the second quarter of 2018 compared to the same quarter in 2017, primarily as a result of a strong pricing and demand environment and the impact of the income tax rate reduction due to the Tax Cuts and Jobs Act enacted in December 2017. Adjusted net income increased $30.4 million, approximately 77%.

Revenues

Enterprise operating revenues increased $161.1 million, approximately 15%, in the second quarter of 2018 compared to the same quarter in 2017. All three reportable segments contributed to the increase in revenues resulting from strong pricing due to tight driver capacity and high demand. Fuel surcharge revenues contributed $40.5 million to the increase in revenues.

Enterprise revenues (excluding fuel surcharge) increased $120.6 million, approximately 12%.

Income from Operations and Operating Ratio

Enterprise income from operations increased $12.7 million, approximately 16%, in the second quarter of 2018 compared to the same quarter in 2017, primarily due to a strong pricing environment. Adjusted income from operations increased $29.8 million, approximately 44%.

Enterprise operating ratio improved on both a GAAP basis and an adjusted basis. Our operating ratio can be negatively impacted when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense items that impacted our income from operations and operating ratio are described below.

•
Purchased transportation costs increased $98.2 million, or 25%, quarter over quarter. The largest driver was a 19% increase in brokerage volumes in our Logistics segment, which relies heavily on third-party carriers, resulting in $51.3 million higher purchased transportation costs. Increased carrier prices also contributed to the rise in purchased transportation costs quarter over quarter. As a percentage of revenues, purchased transportation costs increased 3% quarter over quarter.

•
Salaries, wages, and benefits increased $9.8 million, or 3%, quarter over quarter driven by increased driver wages, higher commissions in our Logistics segment, and non-driver associate wages in our terminal operations primarily to grow our FTFM business. Salaries, wages, and benefits decreased 3% quarter over quarter on a percentage of revenues basis.

•
Fuel and fuel taxes for our company trucks increased $17.0 million, or 24%, quarter over quarter, driven by an increase in the cost of fuel per gallon. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $3.3 million, or 5%, quarter over quarter, partially due to our 2017 conversion from leased to owned chassis in our Intermodal business. Trailer depreciation also increased quarter over quarter due to an increase in trailer count to reduce unbilled miles.

•
Operating supplies and expenses decreased $6.0 million, or 5%, quarter over quarter. The decrease was mainly due to $5.6 million lower rent expense, primarily due to our conversion from leased to owned chassis, and a $1.7 million reduction in maintenance expense, partially offset by $2.2 million lower gains on sales of equipment.

•	Insurance and related expenses increased $1.9 million, or 9%, quarter over quarter, primarily due to increased severity of auto losses.

•
Other general expenses increased $24.2 million, or 150%, quarter over quarter. The primary driver was the second quarter 2017 reduction to the contingent liability of $12.9 million related to the WSL acquisition. Other drivers included a $5.8 million increase in litigation costs, $2.4 million more professional services fees, including incremental costs associated with being a public company, and $1.7 million higher driver recruiting and training costs.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment.

Revenues by Segment (in millions)	Three Months Ended June 30,
	2018	2017
Truckload	$568.7	$543.0
Intermodal	227.9	194.3
Logistics	249.7	191.7
Other	82.7	78.9
Fuel surcharge	133.1	92.6
Inter-segment eliminations	(25.8)	(25.3)
Operating revenues	$1,236.3	$1,075.2

Income (Loss) from Operations by Segment (in millions)	Three Months Ended June 30,
	2018	2017
Truckload	$62.3	$53.3
Intermodal	30.8	11.2
Logistics	10.2	6.5
Other	(11.6)	8.0
Income from operations	91.7	79.0
Adjustments:
Duplicate chassis costs	—	1.6
WSL contingent consideration adjustment	—	(12.9)
Litigation	5.8	—
Adjusted income from operations	$97.5	$67.7

Truckload

The following table presents our key performance indicators for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes.

	Three Months Ended June 30,
	2018	2017
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$80.0	$71.6
Average trucks (2) (3)	1,597	1,615
Revenue per truck per week (4)	$3,897	$3,448
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$99.4	$104.6
Average trucks (2) (3)	2,267	2,228
Revenue per truck per week (4)	$3,409	$3,649
For-hire standard
Revenues (excluding fuel surcharge) (1)	$303.9	$285.8
Average trucks (2) (3)	6,034	6,287
Revenue per truck per week (4)	$3,917	$3,535
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$85.4	$81.0
Average trucks (2) (3)	1,599	1,574
Revenue per truck per week (4)	$4,154	$4,003
Total Truckload
Revenues (excluding fuel surcharge) (1)	$568.7	$543.0
Average trucks (2) (3)	11,496	11,704
Revenue per truck per week (4)	$3,847	$3,608
Average company trucks (3)	8,789	8,980
Average owner-operator trucks (3)	2,707	2,724
Trailers	38,089	37,790
Operating ratio (5)	89.1%	90.2%

(1)	Revenues (excluding fuel surcharge) in millions.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and ending month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Truckload revenues (excluding fuel surcharge) increased $25.7 million, approximately 5%, in the second quarter of 2018 compared to the same quarter in 2017, primarily due to price improvement in a strong market. Revenue per truck per week increased $239, or 7%, quarter over quarter.

Truckload income from operations increased $9.0 million, approximately 17%, in the second quarter of 2018 compared to the same quarter in 2017, primarily due to increased price, partially offset by higher driver costs, lower gains on equipment sales, and a loss of approximately $4 million from our FTFM operating segment.

Intermodal

The following table presents our key performance indicators for our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2018	2017
Orders	111,700	104,532
Containers	19,484	17,577
Trucks (1)	1,371	1,231
Revenue per order (2)	$2,041	$1,858
Operating ratio (3)	86.5%	94.2%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Intermodal revenues (excluding fuel surcharge) increased $33.6 million, approximately 17%, in the second quarter of 2018 compared to the same quarter in 2017. The increase was due to a 10% increase in revenue per order as well as a 7% increase in volumes, resulting from tight driver capacity and the resulting conversion from over-the-road to intermodal. Intermodal added nearly 1,500 containers to its fleet during the second quarter of 2018.

Intermodal income from operations increased $19.6 million, approximately 175%, in the second quarter of 2018 compared to the same quarter in 2017. The main drivers were higher price and volume, as well as reduced costs related to the 2017 conversion from leased to owned chassis.

Logistics

The following table presents our key performance indicator for our Logistics segment for the periods indicated.

	Three Months Ended June 30,
	2018	2017
Operating ratio (1)	95.9%	96.6%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenues (excluding fuel surcharge) increased $58.0 million, approximately 30%, in the second quarter of 2018 compared to the same quarter in 2017, primarily due to growth in our brokerage business, as evidenced by 19% volume growth.

Logistics income from operations increased $3.7 million, approximately 57%, in the second quarter of 2018 compared to the same quarter in 2017, primarily due to brokerage volume growth as noted above, and effective net revenue management.

Other

Our Other segment posted a loss from operations of $11.6 million in the second quarter of 2018, compared to a $8 million gain in the same quarter in 2017. The $19.6 million negative change was driven primarily by the quarter-over-quarter impact of the 2017 WSL contingent consideration adjustment of $12.9 million. Other drivers included a $5.8 million settlement of a lawsuit that challenged Washington State labor law compliance, costs associated with being a public company, and an increase in incentive compensation.

Other Expenses (Income)

Other expenses decreased $1.0 million, approximately 23%, in the second quarter of 2018 compared to the same quarter in 2017, primarily due to the recognition of a $2.5 million pre-tax gain related to our investment in Platform Science, Inc. and a $0.7 million decrease in net interest expense due to lower debt levels. See Note 4, Investments, for more information on Platform Science. These items were partially offset by a $2.2 million increase in foreign currency losses.

Income Tax Expense

Our provision for income taxes decreased $5.6 million, approximately 20%, in the second quarter of 2018 compared to the same quarter in 2017. The effective income tax rate was 25.5% for the three months ended June 30, 2018 compared to 37.7% for the same period last year, driven by the reduction in the income tax rate due to the enactment of the Tax Cuts and Jobs Act in December 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Income

Net income increased $44.3 million, approximately 64%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to an increase in revenue as a result of strong pricing and market demand and the impact of the income tax reduction due to the Tax Cuts and Jobs Act enacted in December 2017. Adjusted net income increased $54.6 million, approximately 87%.

Revenues

Enterprise operating revenues increased $293.7 million, approximately 14%, in the six months ended June 30, 2018 compared to the same period in 2017. The majority of the increase in revenues resulted from strong pricing across the Truckload and Intermodal segments, which increased $54.9 million and $53.5 million, respectively, due to tight driver capacity and high demand. Other significant factors contributing to the increase in revenues were as follows:

•	A $94.9 million increase in our Logistics segment revenues (excluding fuel surcharge), driven by growth in our brokerage business,

•	A $68.1 million increase in fuel surcharge revenues, and

•	An $18.3 million increase in revenues from our leasing business.

Enterprise revenues (excluding fuel surcharge) increased $225.6 million, approximately 12%.

Income from Operations and Operating Ratio

Enterprise income from operations increased $36.8 million, approximately 30%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to an increase in revenue overall coupled with improved margins for the Intermodal segment and decreased salary and wage expense as a percentage of revenue. Adjusted income from operations increased $52.6 million, approximately 47%.

Enterprise operating ratio improved on both a GAAP basis and an adjusted basis. Our operating ratio can be negatively impacted when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense items that impacted our income from operations and operating ratio are described below.

•
Purchased transportation costs increased $155.9 million, or 21%, period over period. The largest driver of the increase was an increase in brokerage volumes in our Logistics segment, which relies heavily on third-party carriers, resulting in $85.1 million higher purchased transportation costs. Truckload and Intermodal segments' purchased transportation costs also increased $32.8 million and $34.9 million, respectively. Increased carrier prices also contributed to the rise in purchased transportation costs year over year. As a percentage of revenues, purchased transportation costs increased 2% period over period.

•
Salaries, wages, and benefits increased $23.4 million, or 4%, period over period, driven by increased driver wages, higher commissions in our Logistics segment, and non-driver associate wages in our terminal operations primarily to grow our FTFM business. As a percentage of revenues, salaries, wages, and benefits decreased 3% period over period.

•
Fuel and fuel taxes for our company trucks increased $28.5 million, or 20%, period over period, driven by an increase in the cost of fuel per gallon. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $7.1 million, or 5%, period over period, driven by our 2017 conversion from leased to owned chassis in our Intermodal business, an increase in trailer count to reduce unbilled miles, and increased tractor depreciation resulting from the mix of owned versus leased tractors.

•
Operating supplies and expenses increased $6.8 million, or 3%, period over period. The increase was primarily due to an increase in the amount of equipment sold by our leasing business, resulting in higher cost of goods sold, which flows through operating supplies and expenses. There were also $4.5 million lower gains on sales of equipment period over period. These were offset by $10.4 million lower rent expense, primarily due to our 2017 conversion from leased to owned chassis, and $3.9 million for a reduction in maintenance expense.

•	Insurance and related expenses increased $3.2 million, or 8%, period over period, primarily due to increased severity of auto losses.

•
Other general expenses increased $32.0 million, or 71%, period over period. The primary increase was due to the second quarter 2017 reduction of the contingent liability related to the WSL acquisition for $12.9 million. There was also $6.3 million more professional services fees, including incremental costs associated with being a public company, a $5.8 million increase in litigation costs, and $4.6 million higher driver recruiting and training costs.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment:

Revenues by Segment (in millions)	Six Months Ended June 30,
	2018	2017
Truckload	$1,120.0	$1,065.1
Intermodal	428.9	375.4
Logistics	470.5	375.6
Other	157.3	129.2
Fuel surcharge	250.9	182.8
Inter-segment eliminations	(52.3)	(46.5)
Operating revenues	$2,375.3	$2,081.6

Income (Loss) from Operations by Segment (in millions)	Six Months Ended June 30,
	2018	2017
Truckload	$109.7	$91.8
Intermodal	52.6	17.8
Logistics	17.9	11.7
Other	(20.9)	1.2
Income from operations	159.3	122.5
Adjustments:
Duplicate chassis costs	—	2.9
WSL contingent consideration adjustment	—	(12.9)
Litigation	5.8	—
Adjusted income from operations	$165.1	$112.5

Truckload

The following table presents our key performance indicators for our truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes:

	Six Months Ended June 30,
	2018	2017
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$156.5	$143.3
Average trucks (2) (3)	1,613	1,635
Revenue per truck per week (4)	$3,790	$3,423
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$204.7	$200.6
Average trucks (2) (3)	2,333	2,178
Revenue per truck per week (4)	$3,427	$3,598
For-hire standard
Revenues (excluding fuel surcharge) (1)	$594.9	$563.8
Average trucks (2) (3)	6,090	6,332
Revenue per truck per week (4)	$3,816	$3,478
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$163.9	$157.4
Average trucks (2) (3)	1,590	1,619
Revenue per truck per week (4)	$4,028	$3,799
Total Truckload
Revenues (excluding fuel surcharge) (1)	$1,120.0	$1,065.1
Average trucks (2) (3)	11,626	11,764
Revenue per truck per week (4)	$3,763	$3,537
Average company trucks (3)	8,911	9,016
Average owner-operator trucks (3)	2,715	2,748
Trailers	38,089	37,790
Operating ratio (5)	90.2%	91.4%

(1)	Revenues (excluding fuel surcharge) in millions.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and ending month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Truckload revenues (excluding fuel surcharge) increased $54.9 million, approximately 5%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to price improvement in a strong market. Revenue per truck per week increased $226, or 6%.

Truckload income from operations increased $17.9 million, approximately 19%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to price improvement, partially offset by increased driver costs, lower gains on equipment sales, and a loss of approximately $11 million from our FTFM operating segment.

Intermodal

The following table presents our key performance indicators for our intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2018	2017
Orders	213,078	200,622
Containers	19,484	17,577
Trucks (1)	1,371	1,231
Revenue per order (2)	$2,013	$1,871
Operating ratio (3)	87.7%	95.2%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Intermodal revenues (excluding fuel surcharge) increased $53.5 million, approximately 14%, in the six months ended June 30, 2018 compared to the same period in 2017. The increase was driven by an 8% increase in revenue per order and 6% higher volumes.

Intermodal income from operations increased $34.8 million, approximately 196%, in the six months ended June 30, 2018 compared to the same period in 2017, due to increased volumes and revenue per order noted above, as well as reduced costs due to the 2017 conversion from leased to owned chassis.

Logistics

The following table presents our key performance indicator for our logistics segment for the periods indicated.

	Six Months Ended June 30,
	2018	2017
Operating ratio (1)	96.2%	96.9%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenues (excluding fuel surcharge) increased $94.9 million, approximately 25%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to growth in our brokerage business. Brokerage volumes increased 15% over the same period in 2017.

Logistics income from operations increased $6.2 million, approximately 53%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the brokerage volume growth cited above, and effective net revenue management.

Other

Our Other segment posted a loss from operations of $20.9 million in the six months ended June 30, 2018, compared to income of $1.2 million in the same period in 2017. The $22.1 million decrease was driven by the period-over-period impact of the $12.9 million adjustment of a contingent liability from the WSL acquisition in 2017. Other drivers included the $5.8 million settlement of a lawsuit that challenged Washington State labor law compliance, costs associated with being a public company, and an increase in incentive compensation.

Other Expenses (Income)

Other expenses decreased $3.5 million, approximately 35%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the recognition of a $2.5 million pre-tax gain related to our investment in Platform Science, Inc. and a $2.7 million decrease in net interest expense due to lower debt levels. See Note 4, Investments, for more information on Platform Science. These items were partially offset by a $1.7 million increase in foreign currency losses.

Income Tax Expense

Our provision for income taxes decreased $4.0 million, approximately 9%, in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to the decrease in our effective tax rate due to the Tax Cuts and Jobs Act that was enacted in December 2017. The effective income tax rate was 25.8% for the six months ended June 30, 2018 compared to 38.6% for the same period last year.

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

The following table presents our cash and debt outstanding as of the dates shown.

(in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$333.7	$238.5
Debt:
Senior notes	400.0	400.0
Equipment financing	16.6	29.8
Capital leases	8.9	10.8
Total debt (1)	$425.5	$440.6

(1)	Debt on our consolidated balance sheets is presented net of deferred financing costs.

Debt

At June 30, 2018, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 6, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Six Months Ended June 30,
(in millions)	2018	2017
Net cash provided by operating activities	$255.0	$226.7
Net cash (used in) investing activities	$(105.9)	$(161.6)
Net cash (used in) provided by financing activities	$(53.9)	$64.0

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Operating Activities

Cash provided by operating activities increased $28.3 million, approximately 12%, in the first six months of 2018 compared to the same period in 2017, driven primarily by the increase in net income as adjusted for noncash items, as well as the timing of payments to vendors. The increase in cash was partially offset by the impact of a $16.0 million federal tax refund received in the first half of 2017.

Investing Activities

Cash used in investing activities decreased $55.7 million, approximately 34%, in the first six months of 2018 compared to the same period in 2017. The decrease in cash used was driven primarily by lower net capital expenditures, resulting from a $60.4 million decrease in chassis purchases following the 2017 initiative to convert from leased to owned chassis, as well as higher proceeds from sales of equipment driven by a higher number of tractor sales in 2018. In addition, we purchased less equipment for our leasing business.

Capital Expenditures

The following table sets forth, for the periods indicated, our net capital expenditures.

	Six Months Ended June 30,
(in millions)	2018	2017
Transportation equipment	$143.1	$163.0
Other property and equipment	14.4	18.3
Proceeds from sale of property and equipment	(47.6)	(34.6)
Net capital expenditures	$109.9	$146.7

Transportation equipment expenditures decreased $19.9 million in the first six months of 2018 compared to the same period in 2017. We spent $60.4 million less on chassis purchases due to the conversion to owned chassis in 2017. Trailer, container, and mobile equipment purchases increased $48.3 million. See Note 11, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities increased $117.9 million, approximately 184%, in the first six months of 2018 compared to the same period in 2017. The main driver of the increase in cash used was the period-over-period impact of the $341.1 million of proceeds from our 2017 IPO. This impact was partially offset by the positive impact of repayments of debt in 2017 totaling $235.0 million.

Other Considerations That Could Affect Our Results, Liquidity, and Capital Resources

Driver Capacity and Wage Cost

Our professional driver workforce is one of our most valuable assets. Recruiting and retaining sufficient numbers of qualified drivers is challenging in an increasingly competitive driver market and has a significant impact on our operating costs and ability to serve our customers. Changes in the demographic composition of the workforce, alternative employment opportunities that become available in the economy, and individual drivers’ desire to be home more frequently can affect availability of drivers and can increase the wages our drivers require.

Factors That Could Result in a Goodwill Impairment

Goodwill is tested for impairment at least annually using both the discounted cash flow method and the guideline public company method in calculating the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. As interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.

Off-Balance Sheet Arrangements

We have no arrangements that meet the definition of off-balance sheet arrangements.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2017 for our contractual obligations as of December 31, 2017. There were no material changes to our contractual obligations during the six months ended June 30, 2018.

CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. Other than the changes discussed below, the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2017 are still current.

Goodwill

As of December 31, 2017 our reporting units with goodwill were Specialty Dedicated, Import/Export, and Asia. During the quarter ended June 30, 2018, we reorganized the structure of the operating segments within our Truckload reportable segment, separating FTFM into its own operating segment and integrating the remaining Specialty Dedicated business into the VTL operating segment. Each Truckload operating segment was determined to be its own reporting unit due to the level at which financial information is available and management's review of that information. As a result of the reorganization, goodwill previously attributed to the Specialty Dedicated reporting unit was reallocated to the VTL and FTFM reporting units on a relative fair value basis. Of the $138.2 million of Specialty Dedicated reporting unit goodwill, the VTL and FTFM reporting units were allocated $103.6 million and $34.6 million, respectively.

After the reallocation of goodwill, an impairment test was performed for these reporting units, and it was determined that goodwill was not impaired as each reporting unit had an estimated fair value in excess of its respective carrying amount. The fair values of these reporting units exceeded their carrying values by over 25%. In the event that future operating performance of any of our reporting units is below our expectations, or there are changes to forecasted growth rates or our cost of capital, a decline in the fair value of the reporting units could result, and we may be required to record a goodwill impairment charge.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

As previously disclosed, in November 2016, we received a Finding and Notice of Violation from the U.S. Environmental Protection Agency (EPA) alleging that, among other matters, certain vehicles we own, hire, or lease failed to comply with certain provisions of the California Air Resources Board Truck and Bus Regulation, in violation of the Clean Air Act.  After entering into discussions with the EPA, we resolved the allegations during the second quarter of 2018 for an amount of $475,000.

For other information relating to legal proceedings, see Note 11, Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	$—
May 1 – May 31	1,724	29.01	—	—
June 1 – June 30	—	—	—	—
Total *	1,724	29.01	—	$—

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

SCHNEIDER NATIONAL, INC.

Date:	August 3, 2018	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)