Form 10-Q
period 2018-09-30
Schneider National, Inc.
filed 2018-11-02
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes  ☒            No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐            No ☒
As of October 26, 2018, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 93,969,268 shares of Class B Common Stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2018

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

Risks, uncertainties, and other factors that could cause actual results to differ, or contribute to actual results differing, materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	Economic and business risks inherent in the truckload and transportation industry, including competitive pressures pertaining to pricing, capacity, and service;

•	Our ability to manage and implement effectively our growth and diversification strategies and cost saving initiatives;

•	Our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity;

•	Risks related to demand for our service offerings;

•	Risks associated with the loss of a significant customer or customers;

•	Capital investments that fail to match customer demand or for which we cannot obtain adequate funding;

•	Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, and our ability to recover fuel costs through our fuel surcharge programs;

•	Our ability to attract and retain qualified drivers, including owner-operators;

•	Our use of owner-operators to provide a portion of our truck fleet;

•	Our dependence on railroads in the operation of our intermodal business;

•	Service instability from third-party capacity providers used by our logistics brokerage business;

•	Changes in the outsourcing practices of our third-party logistics customers;

•	Difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers;

•	Our ability to recruit, develop, and retain our key associates;

•	Labor relations;

•	Variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company;

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

•
Those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors,” of our most recently filed Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of this report or other Quarterly Reports on Form 10-Q filed after such Annual Report on Form 10-K, as well as those discussed in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC.

We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
OPERATING REVENUES	$1,280.1	$1,110.8	$3,655.4	$3,192.4
OPERATING EXPENSES:
Purchased transportation	521.1	403.9	1,431.8	1,158.7
Salaries, wages, and benefits	317.2	307.4	943.2	910.0
Fuel and fuel taxes	87.4	76.3	260.3	220.7
Depreciation and amortization	73.3	70.5	216.9	207.0
Operating supplies and expenses	123.5	135.3	364.2	369.2
Insurance and related expenses	24.1	22.2	69.4	64.3
Other general expenses, net	35.6	31.1	112.4	75.9
Total operating expenses	1,182.2	1,046.7	3,398.2	3,005.8
INCOME FROM OPERATIONS	97.9	64.1	257.2	186.6
OTHER EXPENSE (INCOME):
Interest expense—net	2.7	3.6	10.1	13.7
Other income—net	(0.1)	(0.2)	(1.0)	(0.3)
Total other expense—net	2.6	3.4	9.1	13.4
INCOME BEFORE INCOME TAXES	95.3	60.7	248.1	173.2
PROVISION FOR INCOME TAXES	24.6	23.8	64.0	67.2
NET INCOME	$70.7	$36.9	$184.1	$106.0

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(0.9)	(0.1)	(0.8)	(0.7)
Unrealized gain (loss) on marketable securities—net of tax	—	0.1	(0.3)	0.2
Total other comprehensive loss	(0.9)	—	(1.1)	(0.5)
COMPREHENSIVE INCOME	$69.8	$36.9	$183.0	$105.5

Weighted average common shares outstanding	177.0	176.9	177.0	169.2
Basic earnings per share	$0.40	$0.21	$1.04	$0.63
Weighted average diluted shares outstanding	177.2	177.0	177.2	169.3
Diluted earnings per share	$0.40	$0.21	$1.04	$0.63
Dividends per share of common stock	$0.06	$0.05	$0.18	$0.15
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$359.8	$238.5
Marketable securities	45.0	41.6
Trade accounts receivable—net of allowance of $6.6 and $5.2, respectively	588.7	527.9
Other receivables	20.1	22.4
Current portion of lease receivables—net of allowance of $0.5 and $1.7, respectively	130.5	104.9
Inventories	60.9	83.1
Prepaid expenses and other current assets	96.6	75.6
Total current assets	1,301.6	1,094.0
NONCURRENT ASSETS:
Property and equipment:
Transportation equipment	2,885.4	2,770.1
Land, buildings, and improvements	175.2	183.8
Other property and equipment	157.2	175.7
Total property and equipment	3,217.8	3,129.6
Accumulated depreciation	1,300.2	1,271.5
Net property and equipment	1,917.6	1,858.1
Lease receivables	130.7	138.9
Capitalized software and other noncurrent assets	79.8	74.7
Goodwill	164.2	164.8
Total noncurrent assets	2,292.3	2,236.5
TOTAL ASSETS	$3,593.9	$3,330.5
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$293.0	$230.4
Accrued salaries and wages	85.0	85.8
Claims accruals—current	64.4	48.3
Current maturities of debt and capital lease obligations	10.1	19.1
Dividends payable	10.7	8.8
Other current liabilities	93.8	69.6
Total current liabilities	557.0	462.0
NONCURRENT LIABILITIES:
Long-term debt and capital lease obligations	412.5	420.6
Claims accruals—noncurrent	98.6	102.5
Deferred income taxes	423.3	386.6
Other	49.3	68.6
Total noncurrent liabilities	983.7	978.3
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 94,607,116 and 93,850,011 shares issued, and 93,967,681 and 93,850,011 shares outstanding, respectively	—	—
Additional paid-in capital	1,539.3	1,534.6
Retained earnings	515.0	355.6
Accumulated other comprehensive income	(1.1)	—
Total shareholders' equity	2,053.2	1,890.2
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,593.9	$3,330.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$184.1	$106.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216.9	207.0
Gains on sales of property and equipment	(4.2)	(6.4)
Deferred income taxes	34.4	48.8
WSL contingent consideration adjustment	—	(13.2)
Long-term incentive compensation expense	15.3	15.3
Other noncash items	(3.1)	(0.5)
Changes in operating assets and liabilities:
Receivables	(65.7)	(39.0)
Other assets	(15.9)	(9.5)
Payables	35.6	22.1
Other liabilities	12.7	(14.9)
Net cash provided by operating activities	410.1	315.7
INVESTING ACTIVITIES:
Purchases of transportation equipment	(268.1)	(274.1)
Purchases of other property and equipment	(22.3)	(27.3)
Proceeds from sale of property and equipment	74.6	51.8
Proceeds from lease receipts and sale of off-lease inventory	56.2	42.4
Purchases of lease equipment	(58.4)	(89.8)
Sales of marketable securities	3.9	8.4
Purchases of marketable securities	(8.0)	—
Advance funding of dividends to transfer agent	—	(6.7)
Net cash used in investing activities	(222.1)	(295.3)
FINANCING ACTIVITIES:
Payments under revolving credit agreements	—	(135.0)
Payments of debt and capital lease obligations	(17.3)	(118.5)
Payments of deferred consideration related to acquisition	(19.3)	(19.4)
Proceeds from IPO, net of issuance costs	—	340.6
Dividends paid	(30.1)	(16.6)
Redemptions of redeemable common shares	—	(0.1)
Net cash provided by (used in) financing activities	(66.7)	51.0
NET INCREASE IN CASH AND CASH EQUIVALENTS	121.3	71.4

CASH AND CASH EQUIVALENTS:
Beginning of period	238.5	130.8
End of period	$359.8	$202.2
ADDITIONAL CASH FLOW INFORMATION:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$36.5	$57.4
Dividends declared but not yet paid	10.7	8.8
Ownership interest in Platform Science, Inc.	2.5	—
Cash paid (refunded) during the period for:
Interest	$13.2	$16.6
Income taxes—net of refunds	25.5	(10.4)
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018

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

Our IPO of shares of Class B Common Stock was completed in early April 2017, and additional shares were sold in May 2017 under an option granted to the underwriters. In connection with the offering, we sold a total of 20,145,000 shares of Class B common stock at $19 per share and received proceeds of $382.7 million. Expenses related to the offering totaled approximately $42.1 million, resulting in net proceeds of $340.6 million.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period are not necessarily indicative of the results for a full year.

All intercompany transactions have been eliminated in consolidation.

In the opinion of management, these statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.

Accounting Standards Issued but Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us as of January 1, 2020 with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Requirements, which removes, modifies, and adds certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for us January 1, 2020 with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements and do not believe the impact will be material.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, which discusses the reclassification of certain tax effects from accumulated other comprehensive income. The guidance requires companies to disclose a description of their accounting policy for releasing income tax effects from accumulated other comprehensive income and whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act, along with information about other income tax effects that are reclassified.  ASU 2018-02 is effective for us January 1, 2019 with early adoption permitted. We plan to early adopt this ASU during the fourth quarter of 2018 and expect the reclassification of stranded income tax effects to have an immaterial impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires companies to use a forward-looking, expected loss model to estimate credit losses on various types of financial assets and net investments in leases. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 is effective for us January 1, 2020. We currently cannot reasonably estimate the impact the adoption of this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which amended authoritative guidance on leases and is codified in ASC 842. The amended guidance requires lessees to recognize most leases on their balance sheets as right-of-use assets along with corresponding lease liabilities. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance is effective for us January 1, 2019, with early adoption permitted. In July 2018, the FASB issued additional authoritative guidance providing companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We plan to elect this transition method of applying the new lease standard and will recognize right-of-use assets, lease liabilities, and any cumulative-effect adjustments to the opening balance of retained earnings as of January 1, 2019. Prior period amounts will not be adjusted and will continue to be reported under the accounting standards in effect for those periods. Upon adoption of the new standard on January 1, 2019, we expect to elect the package of practical expedients provided under the guidance. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs for any existing leases. We have created a cross-functional implementation team whose efforts to date consist of identifying the Company's lease population, selecting a lease software that will assist with the reporting and disclosure requirements under the standard, and abstracting and validating our lease information. As we continue to evaluate this standard, we anticipate it will have a material impact on our consolidated balance sheets due to the capitalization of right-of-use assets and lease liabilities associated with our current operating leases in which we are the lessee. We do not believe it will have a material impact on our consolidated statements of comprehensive income or cash flows. Leasing activities in which we are the lessor in the transaction are also subject to ASC 842. Our evaluation of the impact of this standard on our lessor activity is ongoing, however from a lessor perspective, we do not believe the standard will have a material impact on our consolidated balance sheets, statements of comprehensive income, or cash flows.

2. REVENUE RECOGNITION

We implemented ASU 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606 as of January 1, 2018 and replaces ASC 605, Revenue Recognition. We used the modified retrospective approach for adoption, which required us to record the cumulative effect of the transition through retained earnings as of January 1, 2018. Retained earnings increased by $7.3 million upon adoption. The adjustment related only to contracts that were not completed as of January 1, 2018. The following table shows the amount by which financial statement lines were affected by the adoption of the new standard. The changes relate to the recognition of transportation revenue over time rather than at delivery, as explained below under the Transportation heading.

	Three Months Ended September 30, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Comprehensive Income
Operating revenues	$1,273.1	$7.0	$1,280.1
Purchased transportation	517.3	3.8	521.1
Salaries, wages, and benefits	318.2	(1.0)	317.2
Total operating expenses	1,179.4	2.8	1,182.2
Income from operations	93.7	4.2	97.9
Provision for income taxes	23.4	1.2	24.6
Net income	67.7	3.0	70.7
Comprehensive income	66.8	3.0	69.8

	Nine Months Ended September 30, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Comprehensive Income
Operating revenues	$3,642.9	$12.5	$3,655.4
Purchased transportation	1,424.2	7.6	1,431.8
Salaries, wages, and benefits	943.0	0.2	943.2
Total operating expenses	3,390.4	7.8	3,398.2
Income from operations	252.5	4.7	257.2
Provision for income taxes	62.7	1.3	64.0
Net income	180.7	3.4	184.1
Comprehensive income	179.6	3.4	183.0

	September 30, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Balance Sheet
Prepaid expenses and other current assets	$64.9	$31.7	$96.6
Total current assets	1,269.9	31.7	1,301.6
Total assets	3,562.2	31.7	3,593.9
Other current liabilities	75.2	18.6	93.8
Total current liabilities	538.4	18.6	557.0
Deferred income taxes	420.9	2.4	423.3
Total noncurrent liabilities	981.3	2.4	983.7
Retained earnings	504.3	10.7	515.0
Total shareholders' equity	2,042.5	10.7	2,053.2
Total liabilities and shareholders' equity	3,562.2	31.7	3,593.9

	Nine Months Ended September 30, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	$180.7	$3.4	$184.1
Change in: Other assets	(3.6)	(12.3)	(15.9)
Change in: Payables	34.3	1.3	35.6
Change in: Other liabilities	5.1	7.6	12.7

ASC 606 requires us to look at revenue from customers at a contract level to determine the appropriate accounting. As defined by the new standard, a “contract” can range from an individual order to a multi-year agreement with a customer, depending on the specific arrangement. The majority of our revenues are related to transportation and have similar characteristics. The following table breaks down our revenues by type of service, and each type of service is further described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2018	2017	2018	2017
Transportation	$1,175.0	$1,005.7	$3,362.9	$2,921.0
Logistics management	57.7	55.8	163.7	160.6
Other	47.4	49.3	128.8	110.8
Total operating revenues	$1,280.1	$1,110.8	$3,655.4	$3,192.4

Transportation
Transportation revenues relate to the Truckload and Intermodal reportable segments, as well as to our Brokerage business, which is included in the Logistics reportable segment.

In the Transportation portfolio, our service obligation to customers is satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenue are generally consistent across these modes given the relatively short term nature of each contract. For the majority of our transportation business, the “contract with a customer” is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of Schneider's influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by the rate schedules that accompany negotiated contracts.

Transportation orders are short-term in nature and generally have terms of significantly less than one year. They do not include significant financing components. A small portion of revenues in our transportation business relate to fixed payments in our Truckload segment. These payments are due regardless of volumes, and in these arrangements, the master agreement rather than the individual order may be considered the “contract.” See the Remaining Performance Obligations table below for more information on fixed payments.

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

We determine revenue in transit using the input method, under which revenue is recognized based on time lapsed from the departure date (start of transportation services) to the arrival date (completion of transportation services). Measurement of revenue in transit requires the application of significant judgment. We calculate the estimated percentage of an order's transit time that is complete at period end, and we apply that percentage of completion to the order's estimated revenue. Revenue recognized in the period ended September 30, 2018 includes amounts related to orders that were partially completed (in transit) in prior periods.

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

The “contracts” in our Logistics Management portfolio are the negotiated agreements, which contain both fixed and variable components. The variability of revenues is driven by volumes and transactions, which are known as of an invoice date. See the Remaining Performance Obligations table below for additional information. Supply Chain Management and Import/Export Services contracts typically have terms that extend beyond one year, and they do not include financing components.

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

In our Supply Chain Management business, we subcontract third parties to perform a portion of the services. We are responsible for ensuring the services are performed and that they are acceptable to the customer, and we are, therefore, considered to be the principal in these arrangements.

Other
Other revenues relate to activities that are out of scope for purposes of ASC 606, including our leasing and captive insurance businesses.

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and relate to contracts with terms greater than one year.

Remaining Performance Obligations (in millions)	September 30, 2018
Expected to be recognized within one year
Transportation	$8.9
Logistics Management	24.3
Expected to be recognized after one year
Transportation	1.4
Logistics Management	5.0
Total	$39.6

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	September 30, 2018	January 1, 2018
Other current assets - Contract assets	$34.8	$22.2
Other current liabilities - Contract liabilities	—	—

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

(in millions)	September 30, 2018	December 31, 2017
Capitalized contract fulfillment costs	$6.1	$3.7

Amortization of capitalized contract fulfillment costs was as shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Amortization of contract fulfillment costs	$0.7	$0.4	$2.1	$1.5

Practical Expedients

We elected to use the following practical expedients that are available under ASC 606: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised service to a customer and when the customer pays for that service will be one year or less; (ii) to apply the new revenue standard to a portfolio of contracts (or performance obligations) with similar characteristics, as we reasonably expect that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio; and (iii) to recognize revenue in the Logistics Management portfolio in the amount of consideration to which we have a right to invoice, that corresponds directly with the value to the customer of the service completed to date.

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

In connection with the June 1, 2016 acquisition of WSL, a contingent payment arrangement based on the achievement of specified earnings targets is in place for three consecutive 12-month periods after the closing, with the aggregate payment total not to exceed $40.0 million. No payments have been made through September 30, 2018. The fair value of the contingent consideration at September 30, 2018 and December 31, 2017 was zero. The valuation was based on Level 3 inputs.

Our ownership interest in Platform Science, Inc. discussed in Note 4, Investments, was valued based on Level 3 inputs.

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

	September 30, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt portfolio	$415.4	$405.2	$429.8	$432.4

4. INVESTMENTS

Marketable Securities
Our marketable securities are classified as available for sale and carried at fair value in current assets on the consolidated balance sheets. Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income. Our portfolio of securities has maturities ranging from 2 to 75 months. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

The following table presents the values of our marketable securities as of the dates shown:

	September 30, 2018		December 31, 2017
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$3.9	$3.9	$3.8	$3.9
U.S. treasury and government agencies	18.0	17.7	6.0	6.0
Asset-backed securities	0.1	0.1	0.3	0.3
Corporate debt securities	11.1	11.0	9.1	9.2
State and municipal bonds	12.6	12.3	22.7	22.2
Total marketable securities	$45.7	$45.0	$41.9	$41.6

Gross realized and unrealized gains and losses on sales of marketable securities were not material for the three and nine months ended September 30, 2018 and 2017.

Ownership Interest in Platform Science, Inc.
In 2018, we received a 30% ownership interest in Platform Science, Inc. in exchange for our contribution of a non-exclusive license for telematics mobile software that was developed to enable driver productivity and ensure regulatory compliance. Our ownership interest in Platform Science, Inc. is recorded at fair value in other noncurrent assets on the consolidated balance sheet. The fair value of the ownership interest was initially determined to be $2.5 million through an independent valuation and is being accounted for under ASC 321, Investments - Equity Securities. As of September 30, 2018, there have been no transactions that have triggered an indicator that the value of our ownership interest in Platform Science, Inc. has changed.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows:

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2017	$138.2	$14.2	$12.4	$164.8
Foreign currency translation	—	—	(0.6)	(0.6)
Balance at September 30, 2018	$138.2	$14.2	$11.8	$164.2

At September 30, 2018 and December 31, 2017, we had accumulated goodwill impairment charges of $6.0 million.

During the second quarter of 2018, we reorganized the structure of the operating segments within the Truckload reportable segment to include FTFM as a separate operating segment and integrated the remaining Dedicated activities into the VTL operating segment. Each Truckload operating segment was determined to be its own reporting unit due to the level at which financial information is available and management's review of that information. As a result of the reorganization, goodwill within the Truckload reportable segment, which was previously attributable to the Dedicated reporting unit, was reallocated to the VTL and FTFM reporting units on a relative fair value basis. After the reallocation of goodwill, an impairment test was performed for these reporting units, and it was determined that goodwill was not impaired as each reporting unit had an estimated fair value in excess of its respective carrying amount.

The identifiable intangible assets other than goodwill listed below are included in other noncurrent assets on the consolidated balance sheets.

	September 30, 2018			December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$10.5	$3.2	$7.3	$10.5	$2.5	$8.0
Trade names	1.4	1.1	0.3	1.4	0.7	0.7
Total intangible assets	$11.9	$4.3	$7.6	$11.9	$3.2	$8.7

Amortization expense for intangible assets was $0.3 and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.1 million for each of the nine months ended September 30, 2018 and 2017. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

Estimated future amortization expense related to intangible assets is as follows (in millions):

Remaining 2018	$0.3
2019	1.1
2020	1.0
2021	1.0
2022	1.0
2023 and thereafter	3.2
$7.6

6. DEBT AND CREDIT FACILITIES

As of September 30, 2018 and December 31, 2017, debt included the following:

(in millions)	September 30, 2018	December 31, 2017
Unsecured senior notes: principal payable at maturities ranging from 2019 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.36% for both 2018 and 2017	$400.0	$400.0
Equipment financing notes: principal and interest payable in monthly installments through 2023; weighted average interest rate of 3.79% and 3.76% for 2018 and 2017, respectively	15.4	29.8
Total principal outstanding	415.4	429.8
Current maturities	(7.3)	(15.2)
Debt issuance costs	(0.7)	(0.9)
Long-term debt	$407.4	$413.7

On August 6, 2018, we entered into a $250.0 million Credit Agreement (the “2018 Credit Facility”) among us, the lenders party thereto (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent, and terminated our prior $250.0 million Credit Agreement dated February 18, 2011 (as amended). The 2018 Credit Facility is a revolving credit facility that matures on August 6, 2023 and allows us to request an increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million. The 2018 Credit Facility also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. The applicable interest rate under the 2018 Credit Facility is based on the Prime Rate, the Federal Funds Rate, or the London InterBank Offered Rate (LIBOR), depending upon the type of borrowing, plus an applicable margin based on our consolidated net debt coverage ratio as of the end of each fiscal quarter. We had no outstanding borrowings under these agreements as of September 30, 2018 or December 31, 2017. Standby letters of credit under these agreements amounted to $3.9 million at September 30, 2018 and December 31, 2017, and were primarily related to the requirements of certain of our real estate leases.

On September 5, 2018, we entered into a Joinder and Amendment No. 2 to our Amended and Restated Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) relating to our $200.0 million secured accounts receivable facility. The 2018 Receivables Purchase Agreement has a scheduled maturity date of September 3, 2021, allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR, and provides for the issuance of standby letters of credit. We had no outstanding borrowings under this facility at September 30, 2018 or December 31, 2017. At September 30, 2018 and December 31, 2017, standby letters of credit under this agreement amounted to $62.8 million and $63.8 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

7. LEASE RECEIVABLES

We finance various types of transportation-related equipment for independent third parties. The transactions are generally for one to five years and are accounted for as sales-type or direct financing leases. As of September 30, 2018 and December 31, 2017, the investment in lease receivables was as follows:

(in millions)	September 30, 2018	December 31, 2017
Future minimum payments to be received on leases	$141.5	$141.2
Guaranteed residual lease values	148.7	130.7
Total minimum lease payments to be received	290.2	271.9
Unearned income	(29.0)	(28.1)
Net investment in leases	261.2	243.8

Current maturities of lease receivables	131.0	106.6
Less—allowance for doubtful accounts	(0.5)	(1.7)
Current portion of lease receivables—net of allowance	130.5	104.9

Lease receivables—noncurrent	$130.7	$138.9

8. INCOME TAXES

Our effective income tax rate was 25.8% and 39.2% for the three months ended September 30, 2018 and 2017, respectively, and 25.8% and 38.8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the rates was due to the enactment of the Tax Cuts and Jobs Act in December 2017. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimate of nontaxable and nondeductible items of income and expense.

In accordance with SEC Staff Accounting Bulletin No. 118, the amounts recorded in the fourth quarter of 2017 related to the Tax Cuts and Jobs Act represent reasonable estimates based on our analysis to date and are considered to be provisional and subject to revision during 2018. Due to the complex nature of the enacted tax law changes, and their application, certain amounts related to our 2017 tax provision recorded in the financial statements as a result of the Tax Legislation are to be considered "provisional" and subject to revision, as we await additional guidance from income tax authorities. No changes were made to the estimated impacts in the first three quarters of 2018.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$70.7	$36.9	$184.1	$106.0

Denominator:
Weighted average common shares issued and outstanding	177.0	176.9	177.0	169.2
Effect of dilutive restricted share units	0.2	0.1	0.2	0.1
Weighted average diluted common shares issued and outstanding	177.2	177.0	177.2	169.3

Basic earnings per common share	$0.40	$0.21	$1.04	$0.63
Diluted earnings per common share	$0.40	$0.21	$1.04	$0.63

The calculation of diluted earnings per share for the three and nine months ended September 30, 2018 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared
In October of 2018, our Board of Directors declared a quarterly cash dividend for the fourth fiscal quarter of 2018 in the amount of $0.06 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 14, 2018, and is expected to be paid on January 7, 2019.

10. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of the following: restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“Performance Shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options.

The following table summarizes the components of our share-based compensation program expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Restricted Shares and RSUs	$0.8	$0.4	$2.4	$1.0
Pre-IPO Restricted Shares	0.2	0.5	0.8	1.6
Performance Shares and PSUs	0.8	0.6	2.0	1.3
Nonqualified Stock Options	0.3	0.2	1.1	0.4
Share-based compensation expense	$2.1	$1.7	$6.3	$4.3
Related tax benefit	$0.5	$0.7	$1.6	$1.7

As of September 30, 2018, we had $13.7 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards that is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Shares and RSUs

Under the Plan, the majority of the restricted shares and RSUs granted in 2017 and 2018 vest ratably over a four-year period, with the first 25% of the grant vesting approximately one year after the date of grant, subject to continued employment through the vesting date or retirement eligibility. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each restricted share and RSU. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

A small portion of the restricted shares relate to a one-time 2018 grant, which vests 50% after a five-year period, with the remaining 50% vesting after a six-year period after the grant date, subject to continued employment through the vesting date. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each restricted share. The dividend equivalents are distributed to participants in cash consistent with the date the awards vest.

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2017	240,016	$19.00
Granted	229,272	26.82
Vested	(74,795)	19.00
Forfeited	(14,370)	20.21
Unvested at September 30, 2018	380,123	$23.67

Prior to our IPO, we granted restricted shares of Class B Common Stock. Shares included in the pre-IPO restricted share grants vest ratably over a three-year period. Cash dividends are not paid on the unvested pre-IPO restricted shares, nor do they accumulate during the vesting period.

Pre-IPO Restricted Shares	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	152,199	$19.00
Granted	—	—
Vested	(101,643)	19.00
Forfeited	(5,084)	19.00
Unvested at September 30, 2018	45,472	$19.00

Performance Shares and PSUs

Performance shares and PSUs include a three-year performance period with vesting based on attainment of threshold performance of earnings and return on capital targets. These awards cliff-vest at the end of the three-year performance period, subject to continued employment through the vesting date or retirement eligibility, and payout ranges from 0%-200% for PSUs and from 0%-100% for performance shares. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each award. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	391,541	$19.00
Granted	303,228	26.78
Vested	—	—
Forfeited	(45,113)	19.00
Unvested at September 30, 2018	649,656	$22.63

Nonqualified Stock Options

The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a four-year period, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant.

Nonqualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	229,620	$6.37
Granted	173,024	8.96
Vested	(8,410)	6.37
Forfeited	(25,230)	6.37
Unvested at September 30, 2018	369,004	$7.59

Assumptions used in calculating the Black-Scholes value of options granted during 2018 were as follows:

Weighted-average Black-Scholes value	$8.96
Black-Scholes Assumptions:
Expected term	6.25 years
Expected volatility	32.2%
Expected dividend yield	0.9%
Risk-free interest rate	2.8%

11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business we become involved in certain legal matters and investigations on a number of matters, including liability claims, taxes other than income taxes, contract disputes, employment, and other litigation matters. We accrue for anticipated costs to defend and resolve matters that are probable and estimable. We believe the outcomes of these matters will not have a material impact on our business or our consolidated financial statements.

At September 30, 2018, our firm commitments to purchase transportation equipment totaled approximately $131.6 million.

WSL Acquisition
The purchase and sale agreement related to our June 2016 acquisition of WSL included guaranteed payments of $20.0 million to the former owners of WSL on each of the first three anniversary dates of the closing. The liability recorded was discounted between one percent and three percent, based on credit-adjusted discount rates. The initial payment in the amount of $19.7 million, including calculated interest based on the discounted amount recorded, was made in June 2017 and reflected an adjustment for a working capital true-up. The second payment in the amount of $20.0 million was made in June 2018. The present value of the remaining payment was $18.7 million at September 30, 2018, which is recorded in other current liabilities on the consolidated balance sheet.
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

As of December 31, 2017, our operating segments within the Truckload reportable segment were VTL, Dedicated, and Bulk. During the second quarter of 2018, we reorganized the structure of the Truckload reportable segment, separating FTFM into its own operating segment and moving the remaining business that was previously under the Dedicated operating segment into the VTL operating segment. The Truckload reportable segment now consists of three operating segments (VTL, FTFM, and Bulk) that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting.

The chief operating decision maker (CODM) reviews revenues for each operating segment without the inclusion of fuel surcharge revenues. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. For all operating segments except FTFM, revenue is recognized upon delivery, and in-transit revenue is not reflected in segment results. Income from operations at a segment level reflects the measures presented to the CODM for each segment.

Separate balance sheets are not prepared by segment and, as a result, assets are not separately identifiable by segment. All transactions between reporting segments are eliminated in consolidation.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which includes revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $20.7 million and $20.5 million for the three months ended September 30, 2018 and 2017, respectively, and $62.0 million and $57.9 million for the nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Segment (in millions)	2018	2017	2018	2017
Truckload	$565.0	$551.7	$1,685.0	$1,616.8
Intermodal	252.1	196.0	681.0	571.4
Logistics	268.7	209.1	739.2	584.7
Total revenues of reportable segments	1,085.8	956.8	3,105.2	2,772.9
Other	91.2	85.4	248.5	214.5
Fuel surcharge	134.9	93.9	385.8	276.8
Inter-segment eliminations	(31.8)	(25.3)	(84.1)	(71.8)
Operating revenues	$1,280.1	$1,110.8	$3,655.4	$3,192.4

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2018	2017	2018	2017
Truckload	$53.1	$41.1	$162.8	$132.9
Intermodal	36.1	12.2	88.7	30.0
Logistics	12.5	9.1	30.4	20.8
Other	(3.8)	1.7	(24.7)	2.9
Income from operations	97.9	64.1	257.2	186.6
Other expense—net	2.6	3.4	9.1	13.4
Income before income taxes	$95.3	$60.7	$248.1	$173.2

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and Amortization Expense by Segment (in millions)	2018	2017	2018	2017
Truckload	$52.6	$51.7	$157.3	$152.7
Intermodal	10.3	8.8	29.0	25.3
Logistics	0.1	0.1	0.3	0.3
Other	10.3	9.9	30.3	28.7
Depreciation and amortization expense	$73.3	$70.5	$216.9	$207.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our truckload services include long-haul and regional shipping services, final mile “white glove” delivery, and customized solutions for high-value and time-sensitive loads. These services are executed through for-hire or dedicated contracts throughout North America.

Our intermodal service consists of door-to-door, container on flat car service by a combination of rail and over-the-road transportation, in association with our rail carrier partners. Our intermodal service offers vast coverage throughout North America, including cross-border freight utilizing company containers and trucks.

Our logistics offerings consist of non-asset freight brokerage services, supply chain services (including 3PL), and import/export services. Our logistics business typically provides value-added services using third-party capacity, augmented by our assets, to manage and move our customers’ freight.

Our success depends on our ability to balance our transportation network and efficiently and effectively manage our resources in the delivery of truckload, intermodal, and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. We believe that our ability to properly select freight and adapt to changes in customer transportation needs allows us to efficiently deploy resources and make capital investments in trucks, trailers, containers, and chassis, or obtain qualified third-party capacity at a reasonable price for our logistics segment.

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

Enterprise Summary

The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise. Adjustments to arrive at non-GAAP measures are made at the enterprise level, with the exception of fuel surcharge revenues, which are excluded from segment revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2018	2017	2018	2017
Operating revenues	$1,280.1	$1,110.8	$3,655.4	$3,192.4
Revenues (excluding fuel surcharge) (1)	1,145.2	1,016.9	3,269.6	2,915.6
Income from operations	97.9	64.1	257.2	186.6
Adjusted income from operations (2)	97.9	69.2	263.0	181.7
Operating ratio	92.4%	94.2%	93.0%	94.2%
Adjusted operating ratio (3)	91.5%	93.2%	92.0%	93.8%
Net income	$70.7	$36.9	$184.1	$106.0
Adjusted net income (4)	70.7	40.0	188.4	103.0

(1)	Non-GAAP Measure: Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Operating revenues	$1,280.1	$1,110.8	$3,655.4	$3,192.4
Less: Fuel surcharge revenues	134.9	93.9	385.8	276.8
Revenues (excluding fuel surcharge)	$1,145.2	$1,016.9	$3,269.6	$2,915.6

(2)	Non-GAAP Measure: Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Income from operations	$97.9	$64.1	$257.2	$186.6
Duplicate chassis costs (a)	—	5.4	—	8.3
WSL contingent consideration adjustment (b)	—	(0.3)	—	(13.2)
Litigation (c)	—	—	5.8	—
Adjusted income from operations	$97.9	$69.2	$263.0	$181.7

(a)
As of December 31, 2017, we completed our migration to an owned chassis model, which required the replacement of rented chassis with owned chassis. Accordingly, we adjusted our income from operations for rental costs related to idle chassis as rental units were replaced.

(b)	In 2017, we recorded fair value adjustments to the contingent consideration related to the acquisition of WSL. See Note 3, Fair Value, for more information.

(c)	Costs associated with the settlement of a lawsuit that challenged Washington State labor law compliance.

(3)	Non-GAAP Measure: Adjusted operating ratio

(in millions, except ratios)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total operating expenses	$1,182.2	$1,046.7	$3,398.2	$3,005.8
Divide by: Operating revenues	1,280.1	1,110.8	3,655.4	3,192.4
Operating ratio	92.4%	94.2%	93.0%	94.2%

Operating revenues	$1,280.1	$1,110.8	$3,655.4	$3,192.4
Less: Fuel surcharge revenues	134.9	93.9	385.8	276.8
Revenues (excluding fuel surcharge)	$1,145.2	$1,016.9	$3,269.6	$2,915.6

Total operating expenses	$1,182.2	$1,046.7	$3,398.2	$3,005.8

Adjusted for:
Fuel surcharge revenues	(134.9)	(93.9)	(385.8)	(276.8)
Duplicate chassis costs	—	(5.4)	—	(8.3)
WSL contingent consideration adjustment	—	0.3	—	13.2
Litigation	—	—	(5.8)	—
Adjusted total operating expense	$1,047.3	$947.7	$3,006.6	$2,733.9
	.
Adjusted operating ratio	91.5%	93.2%	92.0%	93.8%

(4)	Non-GAAP Measure: Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income	$70.7	$36.9	$184.1	$106.0
Duplicate chassis costs	—	5.4	—	8.3
WSL contingent consideration adjustment	—	(0.3)	—	(13.2)
Litigation	—	—	5.8	—
Income tax effect of non-GAAP adjustments	—	(2.0)	(1.5)	1.9
Adjusted net income	$70.7	$40.0	$188.4	$103.0

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Income

Net income increased $33.8 million, approximately 92%, in the third quarter of 2018 compared to the same quarter in 2017, primarily as a result of strong pricing across all three segments, increased volume in our Intermodal and Logistics segments, and the impact of the income tax rate reduction due to the Tax Cuts and Jobs Act enacted in December 2017. Adjusted net income increased $30.7 million, approximately 77%.

Revenues

Enterprise operating revenues increased $169.3 million, approximately 15%, in the third quarter of 2018 compared to the same quarter in 2017. Increased revenues (excluding fuel surcharge) resulted primarily from strong pricing and volume increases in our Logistics and Intermodal segments, which increased $59.6 million and $56.1 million, respectively, driven by growth in our brokerage business and an industry-wide shortage in driver capacity. Other factors contributing to the increase in revenues were a $41.0 million increase in fuel surcharge revenues and a $13.3 million increase in our Truckload segment revenues (excluding fuel surcharge), primarily due to price.

Enterprise revenues (excluding fuel surcharge) increased $128.3 million, approximately 13%.

Income from Operations and Operating Ratio

Enterprise income from operations increased $33.8 million, approximately 53%, in the third quarter of 2018 compared to the same quarter in 2017, primarily due to strong pricing across all segments, combined with increased volume of 20% and 11% in our Logistics and Intermodal segments, respectively. The increases were partially offset by higher driver-related costs and a loss of $9.5 million in FTFM. Adjusted income from operations increased $28.7 million, approximately 41%.

Enterprise operating ratio improved on both a GAAP basis and an adjusted basis. Our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense items that impacted our income from operations and operating ratio are described below.

•
Purchased transportation costs increased $117.2 million, or 29%, quarter over quarter, driven by volume increases of 20% and 11%, in our Logistics and Intermodal segments, respectively. The additional volume resulted in higher purchased transportation costs for our Logistics and Intermodal segments of $53.9 million and $45.0 million, respectively. Elevated carrier prices and rail rates also contributed to the rise in purchased transportation costs quarter over quarter due to driver capacity constraints. As a percentage of revenues, purchased transportation costs increased 4% quarter over quarter.

•
Salaries, wages, and benefits increased $9.8 million, or 3%, quarter over quarter, driven by an increase in incentive compensation, higher commissions in our Logistics segment, and increased non-driver associate wages in our FTFM terminal operations primarily due to the conversion from an agent to company driver model. Salaries, wages, and benefits decreased 3% quarter over quarter on a percentage of revenues basis.

•
Fuel and fuel taxes for our company trucks increased $11.1 million, or 15%, quarter over quarter, driven primarily by an increase in the cost of fuel per gallon. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $2.8 million, or 4%, quarter over quarter, primarily attributable to trailer depreciation as we replaced trailers to maintain an appropriate age of fleet. Our 2017 conversion from leased to owned chassis in our Intermodal segment also contributed to the increase.

•
Operating supplies and expenses decreased $11.8 million, or 9%, quarter over quarter. The decrease was mainly due to $9.0 million lower rent expense, primarily due to our conversion from leased to owned chassis, and $2.3 million of higher gains on sales of equipment. We also experienced a decrease in costs of goods sold for our leasing business, which is part of the operating supplies and expense line item, quarter over quarter, as a result of the mix between new and used leased units.

•
Other general expenses increased $4.5 million, or 14%, quarter over quarter. The primary reason for the increase was additional driver training and recruiting expenses as a result of industry-wide driver capacity shortages.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment.

Revenues by Segment (in millions)	Three Months Ended September 30,
	2018	2017
Truckload	$565.0	$551.7
Intermodal	252.1	196.0
Logistics	268.7	209.1
Other	91.2	85.4
Fuel surcharge	134.9	93.9
Inter-segment eliminations	(31.8)	(25.3)
Operating revenues	$1,280.1	$1,110.8

Income (Loss) from Operations by Segment (in millions)	Three Months Ended September 30,
	2018	2017
Truckload	$53.1	$41.1
Intermodal	36.1	12.2
Logistics	12.5	9.1
Other	(3.8)	1.7
Income from operations	97.9	64.1
Adjustments:
Duplicate chassis costs	—	5.4
WSL contingent consideration adjustment	—	(0.3)
Adjusted income from operations	$97.9	$69.2

Truckload
The following table presents our key performance indicators for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes.

	Three Months Ended September 30,
	2018	2017
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$81.2	$73.4
Average trucks (2) (3)	1,671	1,654
Revenue per truck per week (4)	$3,792	$3,458
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$95.9	$110.8
Average trucks (2) (3)	2,107	2,333
Revenue per truck per week (4)	$3,551	$3,700
For-hire standard
Revenues (excluding fuel surcharge) (1)	$306.3	$289.7
Average trucks (2) (3)	6,094	6,345
Revenue per truck per week (4)	$3,921	$3,556
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$81.6	$77.8
Average trucks (2) (3)	1,521	1,558
Revenue per truck per week (4)	$4,180	$3,882
Total Truckload
Revenues (excluding fuel surcharge) (1)	$565.0	$551.7
Average trucks (2) (3)	11,393	11,890
Revenue per truck per week (4)	$3,868	$3,614
Average company trucks (3)	8,634	9,119
Average owner-operator trucks (3)	2,759	2,771
Trailers	38,026	38,615
Operating ratio (5)	90.6%	92.6%

(1)	Revenues (excluding fuel surcharge) in millions.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Truckload revenues (excluding fuel surcharge) increased $13.3 million, approximately 2%, in the third quarter of 2018 compared to the same quarter in 2017, primarily due to strong contract pricing, partially offset by reduced volume. Revenue per truck per week increased $254, or 7%, quarter over quarter.

Truckload income from operations increased $12.0 million, approximately 29%, in the third quarter of 2018 compared to the same quarter in 2017, primarily due to contract price improvement and increased gains on equipment sales, partially offset by higher driver related costs and a loss of $9.5 million from our FTFM operating segment. FTFM results were impacted by reduced volume, a bankruptcy write-off, and operational inefficiencies.

Intermodal
The following table presents our key performance indicators for our Intermodal segment for the periods indicated.

	Three Months Ended September 30,
	2018	2017
Orders	115,936	104,452
Containers	21,288	17,557
Trucks (1)	1,482	1,293
Revenue per order (2)	$2,175	$1,876
Operating ratio (3)	85.7%	93.8%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Intermodal revenues (excluding fuel surcharge) increased $56.1 million, approximately 29%, in the third quarter of 2018 compared to the same quarter in 2017. The increase was due to a 16% increase in revenue per order as well as an 11% increase in volume, partially due to the conversion of over-the-road freight, driven by the industry-wide shortage of driver capacity. Intermodal added approximately 3,700 containers to its fleet as of third quarter 2018 compared to the same quarter of 2017.

Intermodal income from operations increased $23.9 million, approximately 196%, in the third quarter of 2018 compared to the same quarter in 2017. The main drivers were higher price and volume, as well as reduced costs related to the 2017 conversion from leased to owned chassis.

Logistics
The following table presents our key performance indicator for our Logistics segment for the periods indicated.

	Three Months Ended September 30,
	2018	2017
Operating ratio (1)	95.3%	95.6%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenues (excluding fuel surcharge) increased $59.6 million, approximately 29%, in the third quarter of 2018 compared to the same quarter in 2017, primarily due to growth in our brokerage business, which experienced 20% volume growth and increased revenue per order.

Logistics income from operations increased $3.4 million, approximately 37%, in the third quarter of 2018 compared to the same quarter in 2017, primarily due to brokerage volume growth as noted above and effective net revenue management.

Other
Our Other segment posted a loss from operations of $3.8 million in the third quarter of 2018, compared to income of $1.7 million the same quarter in 2017. The $5.5 million increased net loss was driven primarily by an increase in incentive compensation.

Other Expense (Income)

Other expense decreased $0.8 million, approximately 24%, in the third quarter of 2018 compared to the same quarter in 2017, primarily due to increased interest income.

Income Tax Expense

Our provision for income taxes increased $0.8 million, approximately 3%, in the third quarter of 2018 compared to the same quarter in 2017 due to higher taxable income, offset by a lower income tax rate. The effective income tax rate was 25.8% for the three months ended September 30, 2018 compared to 39.2% for the same period last year, driven by the reduction in the income tax rate due to the enactment of the Tax Cuts and Jobs Act in December 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Income
Net income increased $78.1 million, approximately 74%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to an increase in revenue as a result of strong pricing and market demand and the impact of the income tax rate reduction due to the Tax Cuts and Jobs Act enacted in December 2017. Adjusted net income increased $85.4 million, approximately 83%.

Revenues
Enterprise operating revenues increased $463.0 million, approximately 15%, in the nine months ended September 30, 2018 compared to the same period in 2017. Increased revenues (excluding fuel surcharge) resulted from strong pricing and volume increases across the Logistics and Intermodal segments, which increased $154.5 million and $109.6 million, respectively, driven by growth in our brokerage business and an industry-wide shortage in driver capacity. Other factors contributing to the increase in revenues were as follows:

•	a $109.0 million increase in fuel surcharge revenues,

•	a $68.2 million increase in our Truckload segment revenues (excluding fuel surcharge), primarily due to price, and

•	a $16.0 million increase in revenues from our leasing business.
Enterprise revenues (excluding fuel surcharge) increased $354.0 million, approximately 12%.

Income from Operations and Operating Ratio
Enterprise income from operations increased $70.6 million, approximately 38%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to an increase in revenue and improved margins across segments. Margin improvement for the Intermodal segment was due in part to an improved cost position from the conversion from leased to owned chassis. These factors were offset by FTFM's loss of $20.3 million for the nine months ended September 30, 2018. Adjusted income from operations increased $81.3 million, approximately 45%.

Enterprise operating ratio improved on both a GAAP basis and an adjusted basis. Our operating ratio can be negatively impacted when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense items that impacted our income from operations and operating ratio are described below.

•
Purchased transportation costs increased $273.1 million, or 24%, period over period. The largest driver of the increase was an increase in brokerage volumes in our Logistics segment, which relies heavily on third-party carriers, resulting in $134.9 million higher purchased transportation costs. Intermodal and Truckload segments' purchased transportation costs also increased $79.9 million and $52.7 million, respectively. Increased carrier prices contributed to the rise in purchased transportation costs across all reportable segments year over year. As a percentage of revenues, purchased transportation costs increased 3% period over period.

•
Salaries, wages, and benefits increased $33.2 million, or 4%, period over period, driven by increased incentive compensation, higher driver pay, higher commissions in our Logistics segment, and increased non-driver associate wages in our FTFM terminal operations primarily due to the conversion from an agent to company driver model. As a percentage of revenues, salaries, wages, and benefits decreased 3% period over period.

•
Fuel and fuel taxes for our company trucks increased $39.6 million, or 18%, period over period, driven by an increase in the cost of fuel per gallon. A significant portion of changes in fuel costs is recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $9.9 million, or 5%, period over period, primarily driven by increased trailer depreciation, as we replaced trailers to maintain an appropriate age of fleet and to reduce unbilled miles; and tractor depreciation, as a result of the change in mix of owned versus leased tractors. The 2017 conversion from leased to owned chassis in our Intermodal segment also resulted in increased depreciation.

•
Operating supplies and expenses decreased $5.0 million, or 1%, period over period. The decrease was primarily due to $19.4 million lower rent expense, primarily due to our 2017 conversion from leased to owned chassis, and a $2.9 million reduction in temporary worker pay in our FTFM terminal operations due to the conversion from an agent to company driver model. This was offset by an increase in the amount of equipment sold by our leasing business, resulting in higher cost of goods sold, which is part of the operating supplies and expense line item, and a $2.2 million decrease in gains on sales of equipment.

•	Insurance and related expenses increased $5.1 million, or 8%, period over period, primarily due to increased severity of auto losses and increased volume of cargo losses.

•
Other general expenses increased $36.5 million, or 48%, period over period. The primary increase was due to the reduction of the contingent liability related to the WSL acquisition adjustment of $13.2 million during 2017. There was also $8.9 million higher driver recruiting and training costs, a $5.8 million increase in litigation costs, and an increase of $5.5 million in professional services fees, including additional costs associated with operating as a public company.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment:

Revenues by Segment (in millions)	Nine Months Ended September 30,
	2018	2017
Truckload	$1,685.0	$1,616.8
Intermodal	681.0	571.4
Logistics	739.2	584.7
Other	248.5	214.5
Fuel surcharge	385.8	276.8
Inter-segment eliminations	(84.1)	(71.8)
Operating revenues	$3,655.4	$3,192.4

Income (Loss) from Operations by Segment (in millions)	Nine Months Ended September 30,
	2018	2017
Truckload	$162.8	$132.9
Intermodal	88.7	30.0
Logistics	30.4	20.8
Other	(24.7)	2.9
Income from operations	257.2	186.6
Adjustments:
Duplicate chassis costs	—	8.3
WSL contingent consideration adjustment	—	(13.2)
Litigation	5.8	—
Adjusted income from operations	$263.0	$181.7

Truckload
The following table presents our key performance indicators for our truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes:

	Nine Months Ended September 30,
	2018	2017
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$237.7	$216.7
Average trucks (2) (3)	1,637	1,641
Revenue per truck per week (4)	$3,780	$3,436
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$304.5	$311.4
Average trucks (2) (3)	2,279	2,231
Revenue per truck per week (4)	$3,478	$3,631
For-hire standard
Revenues (excluding fuel surcharge) (1)	$901.2	$853.5
Average trucks (2) (3)	6,096	6,341
Revenue per truck per week (4)	$3,848	$3,502
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$241.6	$235.2
Average trucks (2) (3)	1,551	1,602
Revenue per truck per week (4)	$4,052	$3,817
Total Truckload
Revenues (excluding fuel surcharge) (1)	$1,685.0	$1,616.8
Average trucks (2) (3)	11,563	11,815
Revenue per truck per week (4)	$3,793	$3,560
Average company trucks (3)	8,833	9,059
Average owner-operator trucks (3)	2,730	2,756
Trailers	38,026	38,615
Operating ratio (5)	90.3%	91.8%

(1)	Revenues (excluding fuel surcharge) in millions.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).

Truckload revenues (excluding fuel surcharge) increased $68.2 million, approximately 4%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to strong contract pricing, partially offset by reduced volume. Revenue per truck per week increased $233, or 7%, year over year.

Truckload income from operations increased $29.9 million, approximately 22%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to contract price improvement, partially offset by increased driver related costs, a loss of approximately $20.3 million from FTFM, and lower gains on equipment sales. FTFM results were impacted by reduced volume, a bankruptcy write-off, and operational inefficiencies.

Intermodal
The following table presents our key performance indicators for our intermodal segment for the periods indicated.

	Nine Months Ended September 30,
	2018	2017
Orders	329,014	305,074
Containers	21,288	17,557
Trucks (1)	1,482	1,293
Revenue per order (2)	$2,070	$1,873
Operating ratio (3)	87.0%	94.7%

(1)	Includes company trucks and owner-operator trucks at the end of the period.

(2)	Calculated excluding fuel surcharge, consistent with how revenue is reported internally for segment purposes.

(3)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge).
Intermodal revenues (excluding fuel surcharge) increased $109.6 million, approximately 19%, in the nine months ended September 30, 2018 compared to the same period in 2017. The increase was driven by an 11% increase in revenue per order and 8% higher volume. Intermodal added approximately 3,700 containers to its fleet as of third quarter 2018 compared to the same quarter of 2017.

Intermodal income from operations increased $58.7 million, approximately 196%, in the nine months ended September 30, 2018 compared to the same period in 2017, due to increased volume and revenue per order noted above, as well as reduced costs due to the 2017 conversion from leased to owned chassis.

Logistics
The following table presents our key performance indicator for our logistics segment for the periods indicated.

	Nine Months Ended September 30,
	2018	2017
Operating ratio (1)	95.9%	96.4%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge), consistent with how revenue is reported internally for segment purposes.

Logistics revenues (excluding fuel surcharge) increased $154.5 million, approximately 26%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to growth in our brokerage business. Brokerage volumes increased 17% in the nine months ended September 30, 2018 over the same period in 2017 combined with increased revenue per order.

Logistics income from operations increased $9.6 million, approximately 46%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the brokerage volume growth as noted above and effective net revenue management.

Other
Our Other segment posted a loss from operations of $24.7 million in the nine months ended September 30, 2018, compared to income of $2.9 million in the same period in 2017. The $27.6 million decrease was driven by the period-over-period impact of the $13.2 million adjustment of a contingent liability from the WSL acquisition in 2017. Other factors included an increase in incentive compensation, the $5.8 million settlement of a lawsuit that challenged Washington State labor law compliance, and professional services fees, including incremental costs associated with operating as a public company.

Other Expense (Income)

Other expense decreased $4.3 million, approximately 32%, in the nine months ended September 30, 2018 compared to the same period in 2017, primarily from a $3.6 million decrease in net interest expense due to lower debt levels and increased interest income and the recognition of a $2.5 million pre-tax gain related to our ownership interest in Platform Science, Inc. See Note 4, Investments, for more information on Platform Science. These items were partially offset by a $1.8 million increase in net foreign currency losses.

Income Tax Expense

Our provision for income taxes decreased $3.2 million, approximately 5%, in the nine months ended September 30, 2018 compared to the same period in 2017 due to higher taxable income, offset by a lower tax rate. The effective income tax rate was 25.8% for the nine months ended September 30, 2018 compared to 38.8% for the same period last year, due to the reduction in the income tax rate due to the enactment of the Tax Cuts and Jobs Act in December 2017.
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

The following table presents our cash and debt outstanding as of the dates shown.

(in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$359.8	$238.5
Marketable securities	45.0	41.6
Total cash, cash equivalents, and marketable securities	$404.8	$280.1

Debt:
Senior notes	400.0	400.0
Equipment financing	15.4	29.8
Capital leases	7.9	10.8
Total debt (1)	$423.3	$440.6

(1)	Debt on our consolidated balance sheets is presented net of deferred financing costs.

Debt

At September 30, 2018, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 6, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Nine Months Ended September 30,
(in millions)	2018	2017
Net cash provided by operating activities	$410.1	$315.7
Net cash used in investing activities	$(222.1)	$(295.3)
Net cash provided by (used in) financing activities	$(66.7)	$51.0

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Operating Activities

Cash provided by operating activities increased $94.4 million, approximately 30%, in the first nine months of 2018 compared to the same period in 2017, driven primarily by the increase in net income as adjusted for noncash items and a net increase in working capital balances.

Investing Activities

Cash used in investing activities decreased $73.2 million, approximately 25%, in the first nine months of 2018 compared to the same period in 2017. The decrease in cash used was driven by lower capital expenditures, as well as increased proceeds from sales of equipment and off-lease inventory.

Capital Expenditures
The following table sets forth, for the periods indicated, our net capital expenditures.

	Nine Months Ended September 30,
(in millions)	2018	2017
Transportation equipment	$268.1	$274.1
Other property and equipment	22.3	27.3
Proceeds from sale of property and equipment	(74.6)	(51.8)
Net capital expenditures	$215.8	$249.6

Expenditures for transportation equipment and other property and equipment decreased $6.0 million and $5.0 million, respectively, in the first nine months of 2018 compared to the same period in 2017. See Note 11, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities increased $117.7 million, approximately 231%, in the first nine months of 2018 compared to the same period in 2017. The main driver of the increase in cash used was the period-over-period impact of the $340.6 million of net proceeds from our 2017 IPO and the $13.4 million increase in dividends paid in 2018, partially offset by the impact of repayments of debt in 2017 totaling $236.2 million.

Other Considerations that Could Affect Our Results, Liquidity, and Capital Resources

Driver Capacity and Wage Cost
Our professional driver workforce is one of our most valuable assets. Recruiting and retaining sufficient numbers of qualified drivers is challenging in an increasingly competitive driver market and has a significant impact on our operating costs and ability to serve our customers. Changes in the demographic composition of the workforce, alternative employment opportunities that become available in the economy, and individual drivers’ desire to be home more frequently can affect availability of drivers and increase the wages our drivers require.

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

We will perform our annual evaluation of goodwill for impairment as of October 31, 2018, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill.

Off-Balance Sheet Arrangements

We have no arrangements that meet the definition of off-balance sheet arrangements.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2017 for our contractual obligations as of December 31, 2017. There were no material changes to our contractual obligations during the nine months ended September 30, 2018.
CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. Other than the changes discussed below, the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2017 are still current.

Goodwill
As of December 31, 2017, our reporting units with goodwill were Dedicated, Import/Export, and Asia. During the quarter ended June 30, 2018, we reorganized the structure of the operating segments within our Truckload reportable segment, separating FTFM into its own operating segment and integrating the remaining Dedicated business into the VTL operating segment. Each Truckload operating segment was determined to be its own reporting unit due to the level at which financial information is available and management's review of that information. As a result of the reorganization, goodwill previously attributed to the Dedicated reporting unit was reallocated to the VTL and FTFM reporting units on a relative fair value basis. Of the $138.2 million of Dedicated reporting unit goodwill, the VTL and FTFM reporting units were allocated $103.6 million and $34.6 million, respectively.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

As previously disclosed, in November 2016, we received a Finding and Notice of Violation from the U.S. Environmental Protection Agency (EPA) alleging that, among other matters, certain vehicles we own, hire, or lease failed to comply with certain provisions of the California Air Resources Board Truck and Bus Regulation, in violation of the Clean Air Act. After entering discussions with the EPA, we resolved the allegations during the second quarter of 2018 for an amount of $475,000.

For other information relating to legal proceedings, see Note 11, Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	13,391	$28.13	—	$—
August 1 – August 31	—	—	—	—
September 1 – September 30	—	—	—	—
Total *	13,391	28.13	—	$—

*All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Limitation Upon Payment of Dividends

The 2018 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2018 Credit Facility or would be caused by giving effect to such dividend.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Credit Agreement dated as of August 6, 2018, among Schneider National Leasing, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-38054) filed on August 8, 2018).

10.2
Joinder and Amendment No. 2, dated as of September 5, 2018, to Amended and Restated Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-38054) filed on September 6, 2018).

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

SCHNEIDER NATIONAL, INC.

Date:	November 2, 2018	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)