Form 10-Q
period 2019-03-31
Schneider National, Inc.
filed 2019-05-02
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Yes  ☐            No ☒
As of April 26, 2019, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 94,072,221 shares of Class B Common Stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2019

i

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
LIBOR	London InterBank Offered Rate
SEC	United States Securities and Exchange Commission
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating revenues	$1,194.1	$1,139.0
Operating expenses:
Purchased transportation	473.3	425.0
Salaries, wages, and benefits	313.0	311.3
Fuel and fuel taxes	74.8	84.7
Depreciation and amortization	73.4	71.7
Operating supplies and expenses	145.1	119.1
Insurance and related expenses	28.2	23.1
Other general expenses	34.8	36.5
Total operating expenses	1,142.6	1,071.4
Income from operations	51.5	67.6
Other expenses (income):
Interest income	(2.2)	(0.7)
Interest expense	3.9	4.2
Other expenses (income)—net	0.4	(0.4)
Total other expense	2.1	3.1
Income before income taxes	49.4	64.5
Provision for income taxes	12.5	16.9
Net income	36.9	47.6
Other comprehensive income (loss):
Foreign currency translation adjustments	0.3	(0.4)
Unrealized gain (loss) on marketable securities—net of tax	0.4	(0.2)
Total other comprehensive income (loss)	0.7	(0.6)
Comprehensive income	$37.6	$47.0

Weighted average common shares outstanding	177.0	176.9
Basic earnings per share	$0.21	$0.27

Weighted average diluted shares outstanding	177.4	177.2
Diluted earnings per share	$0.21	$0.27
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$441.0	$378.7
Marketable securities	47.1	51.3
Trade accounts receivable—net of allowance of $7.9 million and $6.8 million, respectively	536.8	593.1
Other receivables	41.3	31.8
Current portion of lease receivables—net of allowance of $0.5 million	126.9	129.1
Inventories	49.6	60.8
Prepaid expenses and other current assets	122.3	79.5
Total current assets	1,365.0	1,324.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,975.4	2,900.2
Land, buildings, and improvements	178.2	177.2
Other property and equipment	159.4	157.6
Total property and equipment	3,313.0	3,235.0
Accumulated depreciation	1,344.8	1,312.8
Net property and equipment	1,968.2	1,922.2
Lease receivables	138.1	133.2
Capitalized software and other noncurrent assets	237.7	82.6
Goodwill	162.4	162.2
Total noncurrent assets	2,506.4	2,300.2
Total Assets	$3,871.4	$3,624.5
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$308.0	$226.0
Accrued salaries, wages, and benefits	62.0	94.8
Claims accruals—current	79.5	58.3
Current maturities of debt and finance lease obligations	76.0	51.7
Dividends payable	10.7	10.6
Other current liabilities	114.1	81.2
Total current liabilities	650.3	522.6
Noncurrent Liabilities:
Long-term debt and finance lease obligations	334.7	359.6
Claims accruals—noncurrent	176.8	113.3
Deferred income taxes	458.0	450.6
Other	91.6	46.1
Total noncurrent liabilities	1,061.1	969.6
Total Liabilities	1,711.4	1,492.2
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 94,981,513 and 94,593,588 shares issued, and 94,048,278 and 93,969,268 shares outstanding, respectively	—	—
Additional paid-in capital	1,544.8	1,544.0
Retained earnings	615.5	589.3
Accumulated other comprehensive income	(0.3)	(1.0)
Total shareholders' equity	2,160.0	2,132.3
Total Liabilities and Shareholders' Equity	$3,871.4	$3,624.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income	$36.9	$47.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.4	71.7
Gains on sales of property and equipment	(2.8)	(0.9)
Proceeds from lease receipts	20.0	—
Deferred income taxes	7.3	14.0
Long-term incentive and share-based compensation expense	6.1	5.9
Other noncash items	0.3	(2.8)
Changes in operating assets and liabilities:
Receivables	46.9	1.7
Other assets	(109.8)	(24.2)
Payables	12.0	15.9
Other liabilities	42.9	(28.9)
Net cash provided by operating activities	133.2	100.0
Investing Activities:
Purchases of transportation equipment	(50.1)	(44.8)
Purchases of other property and equipment	(11.1)	(7.5)
Proceeds from sale of property and equipment	11.1	26.3
Proceeds from lease receipts	—	13.3
Proceeds from sale of off-lease inventory	4.9	3.1
Purchases of lease equipment	(18.7)	(13.9)
Sales of marketable securities	6.1	0.9
Purchases of marketable securities	(1.4)	—
Net cash used in investing activities	(59.2)	(22.6)
Financing Activities:
Payments of debt and finance lease obligations	(1.1)	(7.0)
Dividends paid	(10.6)	(8.8)
Net cash used in financing activities	(11.7)	(15.8)
Net increase in cash and cash equivalents	62.3	61.6
Cash and Cash Equivalents:
Beginning of period	378.7	238.5
End of period	$441.0	$300.1
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$72.2	$33.8
Dividends declared but not yet paid	10.7	10.7
Cash paid during the period for:
Interest	5.1	5.4
Income taxes—net of refunds	0.7	0.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance—December 31, 2017	$—	$1,534.6	$355.6	$—	$1,890.2
Net income	—	—	47.6	—	47.6
Other comprehensive loss	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Share issuances	—	0.2	—	—	0.2
Shares withheld for employee taxes	—	(1.8)	—	—	(1.8)
Cumulative-effect adjustment of ASU 2014-09 adoption	—	—	7.3	—	7.3
Other	—	0.2	—	—	0.2
Balance—March 31, 2018	$—	$1,535.2	$399.8	$(0.6)	$1,934.4

Balance—December 31, 2018	$—	$1,544.0	$589.3	$(1.0)	$2,132.3
Net income	—	—	36.9	—	36.9
Other comprehensive gain	—	—	—	0.7	0.7
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—March 31, 2019	$—	$1,544.8	$615.5	$(0.3)	$2,160.0
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2019

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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Financial results for an interim period are not necessarily indicative of the results for a full year.

All intercompany transactions have been eliminated in consolidation.

In the opinion of management, these statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.

Accounting Standards Issued but Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for us as of January 1, 2020 with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements and do not believe the impact will be material. We expect to adopt this standard on a prospective basis.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Requirements, which removes, modifies, and adds certain disclosure requirements for fair value measurements. These changes include removing the disclosure requirements related to the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and adding disclosure requirements about the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. Additionally, the amendments remove the phrase “at a minimum” from the codification clarifying that materiality should be considered when evaluating disclosure requirements. ASU 2018-13 is effective for us January 1, 2020 with early adoption permitted. We do not believe the adoption of this ASU will have a material impact on our disclosures and plan to early adopt this standard during the fourth quarter of 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires companies to use a forward-looking, expected loss model to estimate credit losses on various types of financial assets and net investments in leases. It also requires additional disclosure related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. In November 2018, this was further updated with the issuance of ASU 2018-19, which excludes receivables from operating leases from the scope. ASU 2016-13 is effective for us January 1, 2020. We currently cannot reasonably estimate the impact the adoption of this ASU will have on our consolidated financial statements.

2. LEASES

We adopted ASU 2016-02, Leases, which is codified in ASC 842, as of January 1, 2019 using the optional transition method. The FASB’s authoritative guidance provided companies with the option to apply this ASU to new and existing leases within the scope of the guidance as of the beginning of the period of adoption. We elected this transition method of applying the new lease standard and have recognized right-of-use assets and lease liabilities as of January 1, 2019. Prior period amounts were not adjusted and will continue to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the initial recording of right-of-use lease assets and related lease liabilities of $80.6 million and $85.2 million, respectively. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. Schneider's incremental borrowing rates are used as the discount rates for leases and are determined based on U. S. Treasury rates plus an applicable margin to arrive at all-in rates. Schneider uses multiple discount rates based on lease terms and other economic factors. The operating lease right-of-use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.
In addition, we elected the package of practical expedients provided under the guidance. The practical expedient package applies to leases that commenced prior to adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs for any existing leases. We also elected the practical expedient related to land easements, allowing us to carry forward the accounting treatment of our existing agreements for land easements, none of which were material as of January 1, 2019.
As lessee
We lease real estate, transportation equipment, and office equipment under operating and finance leases. Our real estate operating leases include operating centers, distribution warehouses, offices, and drop yards. Our finance leases relate almost entirely to transportation equipment. A majority of our leases include an option to extend the lease, and a small number of our leases include an option to early terminate the lease, which may include a termination payment. If we are reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and lease liability.
For our real estate leases, we have elected to apply the recognition requirement to leases of twelve months or less, therefore, an operating lease right-of-use asset and liability will be recognized for all these leases. For our equipment leases, we have elected to not apply the recognition requirements to leases of twelve months or less. These leases will be expensed on a straight-line basis and no operating lease right-of-use asset or liability will be recorded.

We have also elected to not separate the different components within the contract for our leases; therefore, all fixed costs associated with the lease are included in the right-of-use asset and the operating lease liability. This often relates to the requirement for us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent. Some of our leases have variable payment amounts, and the variable portions of those payments are excluded from the right-of-use asset and the lease liability.

At the inception of our contracts we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

A small number of our leased real estate assets contains subleases. The lease income related to subleases is shown in the lease cost table below.

Certain equipment leases contain residual value guarantees. These are guarantees made to the lessor that the value of the underlying asset returned to the lessor at the end of the lease will be at least a specified amount.

None of our leases contain restrictions or covenants that restrict us from incurring other financial obligations.

The following table presents our net lease costs for the three months ended March 31, 2019:

	Financial Statement Classification	Three Months Ended March 31,
(in millions)		2019
Operating lease cost
Operating lease cost	Operating supplies and expenses	$8.9
Short-term lease cost (1)	Operating supplies and expenses	1.8
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	0.8
Interest on lease liabilities	Interest expense	0.1
Variable lease cost	Operating supplies and expenses	0.7
Sublease income	Operating revenues	(1.3)
Total net lease cost		$11.0
(1) Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.
As of March 31, 2019, remaining lease terms and discount rates under operating and finance leases were as follows:

March 31, 2019
Weighted-average remaining lease term
Operating leases	4.2 years
Finance leases	0.8 years

Weighted-average discount rate
Operating leases	4.2%
Finance leases	3.7%

Other information related to our leases is as follows:

Three Months Ended March 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8.8
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.7

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$11.2
Finance leases	—

Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in capitalized software and other noncurrent assets, other current liabilities, and other, respectively, in the consolidated balance sheet as of March 31, 2019.

At March 31, 2019, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
Remaining 2019	$25.0	$6.4
2020	24.9	0.3
2021	15.2	—
2022	9.2	—
2023	7.3	—
2024 and thereafter	14.2	—
Total	95.8	6.7
Amount representing interest	(8.3)	(0.1)
Present value of lease payments	87.5	6.6
Current maturities	(29.1)	(6.4)
Long-term lease obligations	$58.4	$0.2

For certain of our real estate leases, there are options contained within the lease agreement to extend beyond the initial lease term. The Company will recognize these options as right-of-use assets and lease liabilities when we deem they are reasonably certain to be exercised. Future operating lease payments at March 31, 2019 include $10.2 million related to options to extend lease terms that we are reasonably certain to exercise.

Under ASC 840, future minimum lease payments as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Capital Leases
2019	$35.8	$6.9
2020	25.7	0.2
2021	14.9	—
2022	8.4	—
2023	6.8	—
2024 and thereafter	12.7	—
Total	$104.3	7.1
Amount representing interest		(0.2)
Present value of minimum lease payments		6.9
Current maturities		(6.7)
Long-term capital lease obligations		$0.2

As of March 31, 2019, we had additional operating leases that had not yet commenced of $3.3 million. These leases will commence during the remainder of 2019 and have lease terms of one year to five years.

The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of March 31, 2019 and January 1, 2019, as follows:

(in millions)	March 31, 2019	January 1, 2019
Transportation equipment	$19.9	$19.9
Real property	0.8	0.8
Other property	1.5	0.6
Accumulated amortization	(12.2)	(11.2)
Total	$10.0	$10.1

Transportation equipment is being amortized to the estimated residual value by the end of the lease. Real and other property under finance leases are being amortized to a zero net book value over the initial lease term.

As lessor

We finance various types of transportation-related equipment for independent third parties under lease contracts which are generally for one year to five years and are accounted for as sales-type leases with fully guaranteed residual values. At the inception of the contracts, we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

With the adoption of ASC 842, all leases for which we are the lessor meet the definition of sales-type leases. In addition, as required under ASC 842, all cash flows from lease receipts are classified as operating activities on the consolidated statement of cash flows beginning January 1, 2019. We previously presented all cash flows from lease receipts as investing activities.

As of March 31, 2019 and January 1, 2019, the investment in lease receivables was as follows:

(in millions)	March 31, 2019	January 1, 2019
Future minimum payments to be received on leases	$142.3	$140.0
Guaranteed residual lease values	152.4	151.0
Total minimum lease payments to be received	294.7	291.0
Unearned income	(29.7)	(28.7)
Net investment in leases	265.0	262.3

Current maturities of lease receivables	127.4	129.6
Less—allowance for doubtful accounts	(0.5)	(0.5)
Current portion of lease receivables—net of allowance	126.9	129.1

Lease receivables—noncurrent	$138.1	$133.2

The amounts to be received on lease receivables as of March 31, 2019 were as follows:

(in millions)	March 31, 2019
Remaining 2019	$116.6
2020	122.6
2021	50.7
2022	4.7
2023	0.1
2024 and thereafter	—
Total undiscounted lease cash flows	294.7
Amount representing interest	(29.7)
Present value of lease receivables	265.0
Current lease receivables, net of allowance	(126.9)
Long-term lease receivable	$138.1

Leases are generally placed on nonaccrual status (nonaccrual of interest and other fees) when a payment becomes 90 days past due or upon receipt of notification of bankruptcy, upon the death of a customer, or in other instances in which management concludes collectability is not reasonably assured. The accrual of interest and other fees is resumed when all payments are less than 60 days past due. At March 31, 2019, there were $0.3 million of lease payments greater than 90 days past due. The terms of the lease agreements generally give us the ability to take possession of the underlying asset in the event of default. We may incur credit losses in excess of recorded allowances if the full amount of any anticipated proceeds from the sale or re-lease of the asset supporting the third party’s financial obligation is not realized. Repossession and estimated reconditioning costs are recorded in the consolidated statements of comprehensive income in the period incurred.

Our lease payments primarily include base rentals and guaranteed residual values. In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the three months ended March 31, 2019. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.
Our leases contain an option for the lessee to return, extend, or purchase the equipment at the end of the lease term for the guaranteed contract residual amount. This is estimated to approximate the fair value of the equipment. Equipment is leased under sales-type leases where the lessees guarantee the residual value of the equipment. The table below provides additional information on our sales-type leases.

Three Months Ended March 31,
(in millions)	2019
Revenue	$56.2
Cost of goods sold	(49.9)
Operating profit	$6.3

Interest income on lease receivable	$6.6
Initial direct cost incurred	—

The amounts to be received on lease receivables as of December 31, 2018 under ASC 840 were as follows:

(in millions)	December 31, 2018
2019	$149.0
2020	112.7
2021	29.0
2022	0.3
2023	—
2024 and thereafter	—
Total	$291.0

3. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service, and each type of service is further described below.

	Three Months Ended March 31,
Disaggregated Revenues (in millions)	2019	2018
Transportation	$1,071.4	$1,049.9
Logistics management	58.1	52.1
Other	64.6	37.0
Total operating revenues	$1,194.1	$1,139.0

Transportation
Transportation revenues relate to the Truckload and Intermodal reportable segments, as well as to our brokerage business, which is included in the Logistics reportable segment.

In the Transportation portfolio, our service obligation to customers is satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenue are generally consistent across these modes given the relatively short-term nature of each contract. For the majority of our transportation business, the “contract with a customer” is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of Schneider's influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by rate schedules that accompany negotiated contracts.

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

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of date shown:

Remaining Performance Obligations (in millions)	March 31, 2019
Expected to be recognized within one year
Transportation	$1.9
Logistics Management	10.0
Expected to be recognized after one year
Transportation	1.6
Logistics Management	7.5
Total	$21.0

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	March 31, 2019	December 31, 2018
Other current assets - Contract assets	$27.8	$21.7
Other current liabilities - Contract liabilities	—	—

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in-transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated service.

4. FAIR VALUE

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All marketable securities were valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active (Level 2 in the fair value hierarchy). We measure our marketable securities on a recurring, monthly basis. See Note 5, Investments, for information on the fair value of our marketable securities.

In connection with the June 1, 2016 acquisition of WSL, a contingent payment arrangement based on the achievement of specified earnings targets is in place for three consecutive 12-month periods after the closing, with the aggregate payment total not to exceed $40.0 million. No payments have been made through March 31, 2019. The fair value of the contingent consideration at March 31, 2019 and December 31, 2018 was zero. The valuation was based on Level 3 inputs.

Our ownership interest in Platform Science, Inc. discussed in Note 5, Investments, was valued based on Level 3 inputs.

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

	March 31, 2019		December 31, 2018
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate debt portfolio	$404.6	$402.3	$405.0	$398.4

5. INVESTMENTS

Marketable Securities
Our marketable securities are classified as available for sale and carried at fair value in current assets on the consolidated balance sheets. Our portfolio of securities has maturities ranging from 1 to 78 months. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on our consolidated balance sheets, unless we determine that an unrealized loss is other-than-temporary. If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings. We did not have any other-than-temporary impairments for the periods ended March 31, 2019 and 2018, respectively. Cost basis is determined using the specific identification method.

The following table presents the values of our marketable securities as of the dates shown:

	March 31, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$1.9	$1.9	$3.9	$3.9
U.S. treasury and government agencies	17.0	16.9	20.0	19.8
Asset-backed securities	0.1	0.1	0.1	0.1
Corporate debt securities	15.1	15.3	15.1	15.0
State and municipal bonds	12.8	12.9	12.5	12.5
Total marketable securities	$46.9	$47.1	$51.6	$51.3

Gross realized gains and losses on marketable securities were not material for the three months ended March 31, 2019 and 2018. Gross unrealized gains and losses on marketable securities were not material for the three months ended March 31, 2019, and for the year ended December 31, 2018.

Ownership Interest in Platform Science, Inc.
In 2018, we received a 30% ownership interest in Platform Science, Inc. in exchange for our contribution of a non-exclusive license for telematics mobile software that was developed to enable driver productivity and ensure regulatory compliance. Our ownership interest in Platform Science, Inc. is being accounted for under ASC 321, Investments - Equity Securities and is recorded at fair value in other noncurrent assets on the consolidated balance sheets. The fair value of the ownership interest as of December 31, 2018 was determined to be $3.5 million through an independent valuation. As of March 31, 2019, there have been no transactions that would indicate that the value of our ownership interest in Platform Science, Inc. has changed.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows:

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2018	$138.2	$14.2	$9.8	$162.2
Foreign currency translation	—	—	0.2	0.2
Balance at March 31, 2019	$138.2	$14.2	$10.0	$162.4

At March 31, 2019 and December 31, 2018, we had accumulated goodwill impairment charges of $8.0 million.

The identifiable intangible assets other than goodwill listed below are included in capitalized software and other noncurrent assets on the consolidated balance sheets.

	March 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$10.5	$3.7	$6.8	$10.5	$3.5	$7.0
Trade names	1.4	1.3	0.1	1.4	1.2	0.2
Total intangible assets	$11.9	$5.0	$6.9	$11.9	$4.7	$7.2

Amortization expense for intangible assets was $0.3 and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

Estimated future amortization expense related to intangible assets is as follows:

(in millions)
Remaining 2019	$0.8
2020	1.0
2021	1.0
2022	1.0
2023	1.0
2024 and thereafter	2.1
$6.9

7. DEBT AND CREDIT FACILITIES

As of March 31, 2019 and December 31, 2018, debt included the following:

(in millions)	March 31, 2019	December 31, 2018
Unsecured senior notes: principal payable at maturities ranging from 2019 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.36% for both 2019 and 2018	$400.0	$400.0
Equipment financing notes: principal and interest payable in monthly installments through 2019; weighted average interest rate of 3.72% for both 2019 and 2018	4.6	5.0
Total principal outstanding	404.6	405.0
Current maturities	(69.6)	(45.0)
Debt issuance costs	(0.5)	(0.6)
Long-term debt	$334.5	$359.4

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under these agreements as of March 31, 2019 or December 31, 2018. Standby letters of credit under these agreements amounted to $3.9 million at March 31, 2019 and December 31, 2018 and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at March 31, 2019 or December 31, 2018. At March 31, 2019 and December 31, 2018, standby letters of credit under this agreement amounted to $70.3 million and $65.3 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

8. INCOME TAXES

Our effective income tax rate was 25.4% and 26.2% for the three months ended March 31, 2019 and 2018, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimate of nontaxable and nondeductible items of income and expense.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Numerator:
Net income available to common shareholders	$36.9	$47.6

Denominator:
Weighted average common shares outstanding	177.0	176.9
Effect of dilutive restricted share units	0.4	0.3
Weighted average diluted common shares outstanding	177.4	177.2

Basic earnings per common share	$0.21	$0.27
Diluted earnings per common share	0.21	0.27

The calculation of diluted earnings per share for the three months ended March 31, 2019 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared
In April of 2019, our Board of Directors declared a quarterly cash dividend for the second fiscal quarter of 2019 in the amount of $0.06 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 14, 2019 and is expected to be paid on July 9, 2019.

10. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of the following: restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“Performance Shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options.

Share-based compensation expense was $2.0     million for each of the three months ended March 31, 2019 and 2018. We recognize share-based compensation expense over the awards' vesting period. As of March 31, 2019, we had $24.2 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards that is expected to be recognized over a weighted-average period of 2.5 years.

The Black-Scholes valuation model is used by the Company to determine the grant date fair value of option awards. The Company uses its stock price on the grant date as the fair value assigned to the restricted shares, RSUs, performance shares, and PSUs. Performance shares and PSUs are earned based on attainment of threshold performance of return on capital and earnings or net income targets.
Equity-based awards granted during the first quarter of 2019 had a grant date fair value of $15.4 million and were as follows:

2019 Grants	Number of Awards Granted	Weighted Average Grant Date Fair Value
Restricted Shares and RSUs	239,830	$22.96
Performance Shares and PSUs	367,037	22.96
Nonqualified Stock Options	194,375	7.60
Total Grants	801,242

11. COMMITMENTS AND CONTINGENCIES
In the ordinary course of conducting our business we become involved in certain legal matters and investigations including liability claims, taxes other than income taxes, contract disputes, employment, and other litigation matters. We accrue for anticipated costs to defend and resolve matters that are probable and estimable. We believe the outcomes of these matters will not have a material impact on our business or our consolidated financial statements.
We record liabilities for claims accruals based on our best estimate of expected losses. The primary claims arising for the Company consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers' compensation and cargo liability claims. We maintain self-insurance levels related to these claims and also maintain insurance to cover liabilities in excess of self-insurance amounts. Although it is reasonably possible that our claims accruals will change based on future developments, we do not believe these changes will be material to our results of operations considering our insurance coverage and other factors.
At March 31, 2019, our firm commitments to purchase transportation equipment totaled approximately $182.5 million.
The representative of the former owners of WSL has claimed that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operations of the business, and as a result, the former owners are entitled to an accelerated payment of the contingent amount described in Note 4, Fair Value, without regard to whether the specified earnings targets are met. We believe this claim is meritless and have filed an action in the Delaware Court of Chancery seeking a declaratory judgment that we have complied with our obligations under the agreement and that no accelerated payment is owed. The representative of the former owners has filed a counterclaim seeking the full amount of the accelerated payment.

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

Separate balance sheets are not prepared by segment, and, as a result, assets are not separately identifiable by segment. All transactions between reporting segments are eliminated in consolidation.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which includes revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $23.6 million and $20.7 million for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2019	2018
Truckload	$531.8	$550.5
Intermodal	237.6	201.9
Logistics	243.9	221.2
Other	99.9	74.1
Fuel surcharge	111.8	117.8
Inter-segment eliminations	(30.9)	(26.5)
Operating revenues	$1,194.1	$1,139.0

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2019	2018
Truckload	$23.2	$46.6
Intermodal	19.9	22.2
Logistics	10.3	7.8
Other	(1.9)	(9.0)
Income from operations	$51.5	$67.6

	Three Months Ended March 31,
Depreciation and Amortization Expense by Segment (in millions)	2019	2018
Truckload	$53.4	$52.5
Intermodal	10.9	9.2
Logistics	0.1	0.1
Other	9.0	9.9
Depreciation and amortization expense	$73.4	$71.7

Substantially all of our revenues and assets were generated or located within the United States.

In 2019, we began recognizing in-transit revenues and related expenses at the reporting segment level for all operating segments to better align revenues and costs within our reporting segments. Prior to 2019, revenues at the operating segment level reflected revenue recognized upon delivery, and in-transit revenue was recorded within Other, except for FTFM. For consistency, we have restated the 2018 revenue and income (loss) from operations by segment in the tables above to reflect this new measure of revenue and segment profit. The tables below reflect the impact of this change by reporting segment on revenues (excluding fuel surcharge) and income (loss) from operations.

Three Months Ended March 31,
Increase (Decrease) in Revenues (excluding fuel surcharge) by Segment (in millions)	2018
Truckload	$(0.8)
Intermodal	0.9
Logistics	0.4
Other	(0.5)

Three Months Ended March 31,
Increase (Decrease) in Income (Loss) from Operations by Segment (in millions)	2018
Truckload	$(0.8)
Intermodal	0.4
Logistics	0.1
Other	0.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2018.

INTRODUCTION

We are a leading transportation and logistics services company providing a broad portfolio of premier truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Our highly flexible and balanced business combines asset-based truckload services with asset-light intermodal and non-asset logistics offerings, enabling us to serve our customers’ diverse transportation needs. Our broad portfolio of services provides us with a greater opportunity to allocate capital within our portfolio of services in a manner designed to maximize returns across all market cycles and economic conditions. For example, we can efficiently move our equipment between services and regions when we see opportunities to maximize our return on capital. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses, and to optimize returns across reportable segments. Our strong balance sheet enables us to carry out an acquisition strategy that strengthens our overall portfolio. We are positioned to leverage our scalable platform and experienced operations team to acquire high-quality businesses that meet our disciplined selection criteria to broaden our service offerings and customer base.

Our truckload services include standard long-haul and regional shipping services primarily using dry van equipment, bulk, temperature-controlled, FTFM residential and retail store delivery, and customized solutions for high-value and time-sensitive loads. These services are executed through either for-hire or dedicated contracts.

Our intermodal service consists of door-to-door container on flat car service by a combination of rail and over-the-road transportation, in association with our rail carrier partners. Our intermodal service uses company-owned containers, chassis, and trucks, using primarily company dray drivers to offer vast coverage throughout North America, including cross border.

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

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In this section of our report we present the following non-GAAP financial measures: (1) revenues (excluding fuel surcharge) and (2) adjusted operating ratio. We also provide reconciliations of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

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

Enterprise Summary

The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise. We have previously presented the non-GAAP financial measures adjusted income from operations and adjusted net income. These measures are not presented herein because there were no adjustments to the corresponding GAAP measures for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(in millions, except ratios)	2019	2018
Operating revenues	$1,194.1	$1,139.0
Revenues (excluding fuel surcharge) (1)	1,082.3	1,021.2
Operating ratio	95.7%	94.1%
Adjusted operating ratio (2)	95.2%	93.4%
(1) We define “revenues (excluding fuel surcharge)” as operating revenues less fuel surcharge revenues, which are excluded from revenues at the segment level. Included below is a reconciliation of operating revenues, the most closely comparable GAAP financial measure, to revenues (excluding fuel surcharge).
(2) We define “adjusted operating ratio” as operating expenses, adjusted to exclude material items that do not reflect our core operating performance, divided by revenues (excluding fuel surcharge). Included below is a reconciliation of operating ratio, which is the most directly comparable GAAP measure, to adjusted operating ratio.
Revenues (excluding fuel surcharge)

	Three Months Ended March 31,
(in millions)	2019	2018
Operating revenues	$1,194.1	$1,139.0
Less: Fuel surcharge revenues	111.8	117.8
Revenues (excluding fuel surcharge)	$1,082.3	$1,021.2

Adjusted operating ratio

	Three Months Ended March 31,
(in millions, except ratios)	2019	2018
Total operating expenses	$1,142.6	$1,071.4
Divide by: Operating revenues	1,194.1	1,139.0
Operating ratio	95.7%	94.1%

Total operating expenses	$1,142.6	$1,071.4
Adjusted for:
Fuel surcharge revenues	(111.8)	(117.8)
Adjusted total operating expense	$1,030.8	$953.6

Operating revenues	$1,194.1	$1,139.0
Less: Fuel surcharge revenues	111.8	117.8
Revenues (excluding fuel surcharge)	$1,082.3	$1,021.2

Adjusted operating ratio	95.2%	93.4%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Income

Net income decreased $10.7 million, approximately 22%, in the first quarter of 2019 compared to the same quarter in 2018, primarily due to lower freight volume, increased driver costs, and reduced productivity.

Revenues

Enterprise operating revenues increased $55.1 million, approximately 5%, in the first quarter of 2019 compared to the same quarter in 2018. Significant factors contributing to the increase in revenues were as follows:

•	a $35.7 million increase in our Intermodal segment revenues (excluding fuel surcharge) primarily due to improved revenue per order and an increase in orders volume,

•	a $22.7 million increase in our Logistics segment revenues (excluding fuel surcharge), driven by brokerage volume growth, and

•	a $22.7 million increase in revenues from equipment sales by our leasing business under sales-type leases.

These increases were partially offset by decreased Truckload revenues (excluding fuel surcharge) and fuel surcharge revenues of $18.7 million and $6.0 million, respectively, resulting from reduced Truckload volume.

Enterprise revenues (excluding fuel surcharge) increased $61.1 million, approximately 6%.

Income from Operations and Operating Ratio

Enterprise income from operations decreased $16.1 million, approximately 24%, in the first quarter of 2019 compared to the same quarter in 2018, primarily as increased driver and equipment costs outweighed revenue growth which was lower than expected due to demand conditions resulting in lower volumes and unfavorable freight mix. The decrease in volume led to lower productivity as we were not able to sufficiently utilize driver capacity. Weather also had a negative impact on income from operations due to lost revenue and productivity and increased safety and other costs.

Enterprise operating ratio weakened on both a GAAP and an adjusted basis. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense items that impacted our income from operations and operating ratio are described below.

•
Purchased transportation costs increased $48.3 million, or 11%, quarter over quarter. Volume growth in our Intermodal and Logistics segments of 3% and 20%, respectively, combined with higher rail rates resulted in increased purchased transportation costs.

•
Salaries, wages, and benefits increased $1.7 million, or 1%, quarter over quarter, largely because of higher commissions in our Logistics segment which were partially offset by a decrease in Company benefit costs. Salaries, wages, and benefits decreased 1% quarter over quarter on a percentage of revenues basis.

•
Fuel and fuel taxes for our company trucks decreased $9.9 million, or 12%, quarter over quarter, driven by a 9% decrease in company driver miles. The decrease in company driver miles was partially offset by increased owner-operator miles, which do not impact company fuel costs. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $1.7 million, or 2%, quarter over quarter, as we replaced tractors to maintain an appropriate age of fleet. Additionally, our continued investment in chassis and containers to support growth in our Intermodal segment also contributed to the increase.

•
Operating supplies and expenses increased $26.0 million, or 22%, quarter over quarter. The increase was mainly due to an increase in equipment sales under sales-type leases by our leasing business, resulting in higher cost of goods sold, which is part of the operating supplies and expense line item. Additionally, increases in facilities costs and Intermodal rail yard ramp storage expense resulted from unfavorable weather in the first quarter of 2019.

•
Insurance and related expenses increased $5.1 million, or 22% quarter over year. The increase was predominately due to an increase in auto losses, as well as additional collision expense associated with weather related accidents.

•
Other general expenses decreased $1.7 million, or 5%, quarter over quarter. The primary reason for the decrease was a reduction in our professional service fees, driven by higher capitalization of IT costs in 2019.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2019	2018
Truckload	$531.8	$550.5
Intermodal	237.6	201.9
Logistics	243.9	221.2
Other	99.9	74.1
Fuel surcharge	111.8	117.8
Inter-segment eliminations	(30.9)	(26.5)
Operating revenues	$1,194.1	$1,139.0

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2019	2018
Truckload	$23.2	$46.6
Intermodal	19.9	22.2
Logistics	10.3	7.8
Other	(1.9)	(9.0)
Income from operations	$51.5	$67.6

Truckload
The following table presents our key performance indicators for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Descriptions of the four quadrants that make up our Truckload segment are as follows:

•	Dedicated standard - Transportation services with equipment devoted to customers under long-term contracts utilizing standard dry van trailing equipment.

•
Dedicated specialty - Transportation services with devoted equipment to customers under long-term contracts utilizing bulk, temperature controlled, flatbed, straight truck and other specialty equipment.

•	For-hire standard - Transportation services of one-way shipments utilizing standard dry van trailing equipment.

•	For-hire specialty - Transportation services of one-way shipments utilizing bulk, temperature controlled, flatbed, straight truck and other specialty equipment.

	Three Months Ended March 31,
	2019	2018
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$84.2	$76.5
Average trucks (2) (3)	1,801	1,625
Revenue per truck per week (4)	$3,684	$3,695
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$95.1	$105.3
Average trucks (2) (3)	2,149	2,408
Revenue per truck per week (4)	$3,485	$3,432
For-hire standard
Revenues (excluding fuel surcharge) (1)	$280.9	$291.0
Average trucks (2) (3)	6,106	6,139
Revenue per truck per week (4)	$3,622	$3,721
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$69.8	$78.5
Average trucks (2) (3)	1,517	1,587
Revenue per truck per week (4)	$3,623	$3,885
Total Truckload
Revenues (excluding fuel surcharge) (6)	$531.8	$550.5
Average trucks (2) (3)	11,573	11,759
Revenue per truck per week (4)	$3,606	$3,680
Average company trucks (3)	8,713	9,039
Average owner-operator trucks (3)	2,860	2,720
Trailers	37,744	37,876
Operating ratio (5)	95.6%	91.5%

(1)	Revenues (excluding fuel surcharge), in millions, exclude revenue in-transit.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(6)	Revenues (excluding fuel surcharge), in millions, include revenue in-transit at the operating segment level, and therefore does not sum with amounts presented above.

Truckload revenues (excluding fuel surcharge) decreased $18.7 million, approximately 3%, in the first quarter of 2019 compared to the same quarter in 2018. A decline in volume of 7% was partially offset by a 4% increase in price. The increase in price quarter over quarter was due to contract carry-over and first quarter 2019 rate renewals that were generally well in excess of 4% but were partially offset by lower spot rates and fewer project and promotional revenue opportunities. Revenue per truck per week decreased $74, or 2%, quarter over quarter as a result of lower asset utilization.

Truckload income from operations decreased $23.4 million, approximately 50%, in the first quarter of 2019 compared to the same quarter in 2018 due mostly to a 7% decline in volume and a 2% increase in variable costs resulting from reduced productivity and investments in driver capacity. Additionally, FTFM's operating loss accounted for approximately a quarter of the decrease in income from operations.

Intermodal
The following table presents our key performance indicators for our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Orders (1)	104,512	101,378
Containers	21,991	18,003
Trucks (2)	1,507	1,295
Revenue per order (3)	$2,249	$1,982
Operating ratio (4)	91.6%	89.0%

(1)	Based on delivered orders.

(2)	Includes company trucks and owner-operator trucks at the end of the period.

(3)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes.

(4)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) increased $35.7 million, approximately 18%, in the first quarter of 2019 compared to the same quarter in 2018. This increase was due to a 13% increase in revenue per order, due in part to 2018 carry-over and 2019 contract renewals, increased length of haul, and a 3% increase in orders.

Intermodal income from operations decreased $2.3 million, approximately 10%, in the first quarter of 2019 compared to the same quarter in 2018. The increase in volume noted above was offset by a reduction in productivity and an increase in ramp storage costs, largely the result of adverse weather.

Logistics
The following table presents our key performance indicator for our Logistics segment for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Operating ratio (1)	95.8%	96.5%
Brokerage revenues as a percentage of Logistics revenues (2)	76.7%	76.9%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(2)	Revenues (excluding fuel surcharge), in millions, including revenue in-transit.

Logistics revenues (excluding fuel surcharge) increased $22.7 million, approximately 10%, in the first quarter of 2019 compared to the same quarter in 2018. This increase was primarily due to a 20% volume growth in our brokerage business.

Logistics income from operations increased $2.5 million, approximately 32%, in the first quarter of 2019 compared to the same quarter in 2018, primarily due to brokerage volume growth, as noted above, and effective net revenue management.

Other
Included in Other was a loss from operations of $1.9 million in the first quarter of 2019, compared to a loss of $9.0 million in the same quarter in 2018. The $7.1 million change resulted from a $3.4 million decrease in benefit costs and a $3.0 million increase in operating earnings from our leasing business driven by increased lease activity.

Other Income (Expense)

Other expense decreased $1.0 million, approximately 32%, in the first quarter of 2019 compared to the same quarter in 2018, due primarily to a $1.5 million increase in interest income.

Income Tax Expense

Our provision for income taxes decreased $4.4 million, approximately 26%, in the first quarter of 2019 compared to the same quarter in 2018 due to lower taxable income. The effective income tax rate was 25.4% for the three months ended March 31, 2019 compared to 26.2% for the same period last year.
LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are working capital requirements, capital expenditures, dividend payments, and debt service requirements. Additionally, we may use cash for acquisitions and other investing and financing activities. Working capital is required principally to ensure we are able to run the business and have sufficient funds to satisfy maturing short-term debt and operational expenses. Our capital expenditures consist primarily of transportation equipment and information technology.

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $200.0 million accounts receivable facility. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that these funds will be obtained through additional indebtedness, additional equity offerings, or a combination of these potential sources of funds. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and debt outstanding as of the dates shown.

(in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$441.0	$378.7
Marketable securities	47.1	51.3
Total cash, cash equivalents, and marketable securities	$488.1	$430.0

Debt:
Senior notes	$400.0	$400.0
Equipment financing	4.6	5.0
Finance leases	6.6	6.9
Total debt (1)	$411.2	$411.9

(1)	Debt on our consolidated balance sheets is presented net of deferred financing costs.

Debt

At March 31, 2019, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Three Months Ended March 31,
(in millions)	2019	2018
Net cash provided by operating activities	$133.2	$100.0
Net cash used in investing activities	(59.2)	(22.6)
Net cash used in financing activities	(11.7)	(15.8)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Operating Activities

Cash provided by operating activities increased $33.2 million, approximately 33%, in the first three months of 2019 compared to the same period in 2018, driven primarily by the net increase in working capital balances and the reclassification of proceeds from lease receipts from investing activities with the adoption of ASC 842, partially offset by the decrease in net income as adjusted for noncash items.

Investing Activities

Cash used in investing activities increased $36.6 million, approximately 162%, in the first three months of 2019 compared to the same period in 2018. The increase in cash used was driven by the reclassification of proceeds from lease receipts to operating activities with the adoption of ASC 842, higher capital expenditures, and decreased proceeds from sales of equipment, offset by increased sales of marketable securities.

Capital Expenditures
The following table sets forth, for the periods indicated, our net capital expenditures.

	Three Months Ended March 31,
(in millions)	2019	2018
Transportation equipment	$50.1	$44.8
Other property and equipment	11.1	7.5
Proceeds from sale of property and equipment	(11.1)	(26.3)
Net capital expenditures	$50.1	$26.0
Expenditures for transportation equipment and other property and equipment increased $5.3 million and $3.6 million, respectively, in the first three months of 2019 compared to the same period in 2018 driven by increased tractor spend and capitalized IT costs. Proceeds from sale of property and equipment decreased $15.2 million primarily as a result of reduced tractor sales. See Note 11, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities decreased $4.1 million, approximately 26%, in the first three months of 2019 compared to the same period in 2018. The main driver of the decrease in cash used was the $5.9 million decrease in payments on debt and finance lease obligations, partially offset by a $1.8 million increase in dividends paid in 2019 compared to 2018.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

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

Factors that Could Result in a Goodwill Impairment

Goodwill is tested for impairment at least annually using both the discounted cash flow method and the guideline public company method in calculating the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. As interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests. A triggering event occurred during the current quarter for our FTFM reporting unit which led to an analysis performed by the Company. As a result of such analysis, we determined no impairment existed as the fair value of the FTFM reporting unit exceeded the carrying value by 4%, compared to the 10% cushion reported in our 2018 Form 10-K.

We will perform our annual evaluation of goodwill for impairment as of October 31, 2019, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill. If additional triggering events occur prior to October 31, 2019, we will perform additional evaluations for impairment which could result in an impairment of our goodwill.

Off-Balance Sheet Arrangements

We have no arrangements that meet the definition of off-balance sheet arrangements.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2018 for our contractual obligations as of December 31, 2018. There were no material changes to our contractual obligations during the three months ended March 31, 2019.
CRITICAL ACCOUNTING POLICIES

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2018 are still current and that there have been no significant changes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks have not changed significantly from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control

During the quarter ended March 31, 2019, we adopted the new lease standard, ASC 842. We updated our lease policy and added additional controls over financial reporting by expanding the capabilities and use of our existing lease system to gather lessee information required for financial statement presentation, as well as to provide for the additional disclosure information required by the new standard. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

For information relating to legal proceedings, see Note 11, Commitments and Contingencies, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2019:

Issuer Purchases of Equity Securities

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	15,242	$18.67	—	$—
February 1 - February 28	—	—	—	—
March 1 - March 31	28,988	21.69	—	—
Total *	44,230	$20.65	—	$—

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

SCHNEIDER NATIONAL, INC.

Date:	May 2, 2019	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)