Form 10-Q
period 2019-06-30
Schneider National, Inc.
filed 2019-08-01
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38054
_____________________________________________________________________________
Schneider National, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________________________

Wisconsin		39-1258315
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

3101 South Packerland Drive
Green Bay	Wisconsin	54313
(Address of Registrant’s Principal Executive Offices)		(Zip Code)
(920)592-2000
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
Yes  ☐            No ☒
As of July 26, 2019, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 94,085,005 shares of Class B Common Stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

i

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
FASB	Financial Accounting Standards Board
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
LIBOR	London InterBank Offered Rate
SEC	United States Securities and Exchange Commission
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues	$1,212.7	$1,236.3	$2,406.8	$2,375.3
Operating expenses:
Purchased transportation	503.8	485.7	977.1	910.7
Salaries, wages, and benefits	286.3	314.7	599.3	626.0
Fuel and fuel taxes	76.2	88.2	151.0	172.9
Depreciation and amortization	74.9	71.9	148.3	143.6
Operating supplies and expenses	134.1	121.6	279.2	240.7
Insurance and related expenses	25.4	22.2	53.6	45.3
Other general expenses	28.2	40.3	63.0	76.8
Goodwill impairment charge	34.6	—	34.6	—
Total operating expenses	1,163.5	1,144.6	2,306.1	2,216.0
Income from operations	49.2	91.7	100.7	159.3
Other expenses (income):
Interest income	(2.4)	(0.7)	(4.6)	(1.4)
Interest expense	5.4	4.6	9.3	8.8
Other expenses (income)—net	0.3	(0.5)	0.7	(0.9)
Total other expense	3.3	3.4	5.4	6.5
Income before income taxes	45.9	88.3	95.3	152.8
Provision for income taxes	11.4	22.5	23.9	39.4
Net income	34.5	65.8	71.4	113.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.2)	0.5	0.1	0.1
Unrealized income (loss) on marketable securities—net of tax	0.3	(0.1)	0.7	(0.3)
Total other comprehensive income (loss)	0.1	0.4	0.8	(0.2)
Comprehensive income	$34.6	$66.2	$72.2	$113.2

Weighted average common shares outstanding	177.1	177.0	177.1	177.0
Basic earnings per share	$0.19	$0.37	$0.40	$0.64

Weighted average diluted shares outstanding	177.4	177.2	177.4	177.2
Diluted earnings per share	$0.19	$0.37	$0.40	$0.64
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$377.7	$378.7
Marketable securities	47.5	51.3
Trade accounts receivable—net of allowance of $6.6 million and $6.8 million, respectively	525.0	593.1
Other receivables	151.2	31.8
Current portion of lease receivables—net of allowance of $0.5 million	122.9	129.1
Inventories	57.6	60.8
Prepaid expenses and other current assets	147.0	79.5
Total current assets	1,428.9	1,324.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,990.5	2,900.2
Land, buildings, and improvements	182.0	177.2
Other property and equipment	162.0	157.6
Total property and equipment	3,334.5	3,235.0
Accumulated depreciation	1,318.9	1,312.8
Net property and equipment	2,015.6	1,922.2
Lease receivables	133.7	133.2
Capitalized software and other noncurrent assets	186.9	82.6
Goodwill	127.6	162.2
Total noncurrent assets	2,463.8	2,300.2
Total Assets	$3,892.7	$3,624.5
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$268.0	$226.0
Accrued salaries, wages, and benefits	67.6	94.8
Claims accruals—current	195.9	58.3
Current maturities of debt and finance lease obligations	73.6	51.7
Dividends payable	11.0	10.6
Other current liabilities	105.8	81.2
Total current liabilities	721.9	522.6
Noncurrent Liabilities:
Long-term debt and finance lease obligations	334.5	359.6
Claims accruals—noncurrent	101.6	113.3
Deferred income taxes	448.9	450.6
Other	100.4	46.1
Total noncurrent liabilities	985.4	969.6
Total Liabilities	1,707.3	1,492.2
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 94,804,861 and 94,593,588 shares issued, and 94,081,867 and 93,969,268 shares outstanding, respectively	—	—
Additional paid-in capital	1,546.6	1,544.0
Retained earnings	639.0	589.3
Accumulated other comprehensive loss	(0.2)	(1.0)
Total shareholders' equity	2,185.4	2,132.3
Total Liabilities and Shareholders' Equity	$3,892.7	$3,624.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income	$71.4	$113.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.3	143.6
Goodwill impairment	34.6	—
Gains on sales of property and equipment	(2.7)	(1.7)
Proceeds from lease receipts	40.1	—
Deferred income taxes	(1.9)	27.7
Long-term incentive and share-based compensation expense	6.0	10.4
Other noncash items	1.8	(3.2)
Changes in operating assets and liabilities:
Receivables	66.2	(38.9)
Other assets	(38.7)	(17.9)
Payables	(2.5)	36.9
Claims reserves and other receivables, net	3.9	11.1
Other liabilities	(24.5)	(26.4)
Net cash provided by operating activities	302.0	255.0
Investing Activities:
Purchases of transportation equipment	(231.4)	(143.1)
Purchases of other property and equipment	(25.7)	(14.4)
Proceeds from sale of property and equipment	26.0	47.6
Proceeds from lease receipts	—	29.0
Proceeds from sale of off-lease inventory	10.0	7.8
Purchases of lease equipment	(42.9)	(34.7)
Sales of marketable securities	11.0	1.9
Purchases of marketable securities	(6.4)	—
Net cash used in investing activities	(259.4)	(105.9)
Financing Activities:
Payments of debt and finance lease obligations	(3.6)	(15.1)
Payments of deferred consideration related to acquisition	(18.7)	(19.3)
Dividends paid	(21.3)	(19.5)
Net cash used in financing activities	(43.6)	(53.9)

Net increase (decrease) in cash and cash equivalents	(1.0)	95.2
Cash and Cash Equivalents:
Beginning of period	378.7	238.5
End of period	$377.7	$333.7
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$46.7	$31.5
Dividends declared but not yet paid	11.0	10.7
Ownership interest in Platform Science, Inc.	—	2.5
Cash paid during the period for:
Interest	7.3	7.8
Income taxes—net of refunds	20.5	19.7
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance—December 31, 2017	$—	$1,534.6	$355.6	$—	$1,890.2
Net income	—	—	47.6	—	47.6
Other comprehensive loss	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Share issuances	—	0.2	—	—	0.2
Shares withheld for employee taxes	—	(1.8)	—	—	(1.8)
Cumulative-effect adjustment of ASU 2014-09 adoption	—	—	7.3	—	7.3
Other	—	0.2	—	—	0.2
Balance—March 31, 2018	—	1,535.2	399.8	(0.6)	1,934.4
Net income	—	—	65.8	—	65.8
Other comprehensive gain	—	—	—	0.4	0.4
Share-based compensation expense	—	2.1	—	—	2.1
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.5)	—	(10.5)
Share issuances	—	0.3	—	—	0.3
Shares withheld for employee taxes	—	(0.1)	—	—	(0.1)
Exercise of employee stock options		0.2	—	—	0.2
Other	—	(0.1)	—	—	(0.1)
Balance—June 30, 2018	$—	$1,537.6	$455.1	$(0.2)	$1,992.5

Balance—December 31, 2018	$—	$1,544.0	$589.3	$(1.0)	$2,132.3
Net income	—	—	36.9	—	36.9
Other comprehensive gain	—	—	—	0.7	0.7
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—March 31, 2019	—	1,544.8	615.5	(0.3)	2,160.0
Net income	—	—	34.5	—	34.5
Other comprehensive gain	—	—	—	0.1	0.1
Share-based compensation expense	—	1.6	—	—	1.6
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(11.0)	—	(11.0)
Share issuances	—	0.2	—	—	0.2
Balance—June 30, 2019	$—	$1,546.6	$639.0	$(0.2)	$2,185.4
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires companies to use a forward-looking, expected loss model to estimate credit losses on various types of financial assets and net investments in leases. It also requires additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. In November 2018, this was further updated with the issuance of ASU 2018-19, which excludes receivables from operating leases from the scope. ASU 2016-13 is effective for us January 1, 2020. We currently cannot reasonably estimate the impact the adoption of this ASU will have on our consolidated financial statements.

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

Adoption of the new standard resulted in the initial recording of right-of-use lease assets and related lease liabilities of $80.6 million and $85.2 million, respectively. As of June 30, 2019, right-of-use lease assets and related lease liabilities were $92.4 million and $97.0 million, respectively. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. Schneider's incremental borrowing rates are used as the discount rates for leases and are determined based on U. S. Treasury rates plus an applicable margin to arrive at all-in rates. Schneider uses multiple discount rates based on lease terms and other economic factors. The operating lease right-of-use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.

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

None of our leases contain restrictions or covenants that restrict us from incurring other financial obligations.

The following table presents our net lease costs for the three and six months ended June 30, 2019:

	Financial Statement Classification	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)		2019	2019
Operating lease cost
Operating lease cost	Operating supplies and expenses	$8.9	$17.8
Short-term lease cost (1)	Operating supplies and expenses	1.7	3.5
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	0.8	1.6
Interest on lease liabilities	Interest expense	0.1	0.2
Variable lease cost	Operating supplies and expenses	0.7	1.4
Sublease income	Operating revenues	(1.3)	(2.6)
Total net lease cost		$10.9	$21.9
(1) Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.
As of June 30, 2019, remaining lease terms and discount rates under operating and finance leases were as follows:

June 30, 2019
Weighted-average remaining lease term
Operating leases	4.8 years
Finance leases	0.6 years

Weighted-average discount rate
Operating leases	4.2%
Finance leases	3.8%

Other information related to our leases is as follows:

Six Months Ended June 30,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17.7
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	1.3

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$28.7
Finance leases	—

Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in capitalized software and other noncurrent assets, other current liabilities, and other, respectively, in the consolidated balance sheet as of June 30, 2019.

At June 30, 2019, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
Remaining 2019	$17.0	$5.6
2020	27.1	0.4
2021	19.5	—
2022	13.4	—
2023	10.7	—
2024 and thereafter	19.3	—
Total	107.0	6.0
Amount representing interest	(10.0)	(0.1)
Present value of lease payments	97.0	5.9
Current maturities	(28.4)	(5.9)
Long-term lease obligations	$68.6	$—

For certain of our real estate leases, there are options contained within the lease agreement to extend beyond the initial lease term. The Company recognizes options as right-of-use assets and lease liabilities when deemed reasonably certain to be exercised. Future operating lease payments at June 30, 2019 include $20.8 million related to options to extend lease terms that we are reasonably certain to exercise.

Under ASC 840, future minimum lease payments as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Capital Leases
2019	$35.8	$6.9
2020	25.7	0.2
2021	14.9	—
2022	8.4	—
2023	6.8	—
2024 and thereafter	12.7	—
Total	$104.3	7.1
Amount representing interest		(0.2)
Present value of minimum lease payments		6.9
Current maturities		(6.7)
Long-term capital lease obligations		$0.2

As of June 30, 2019, we had additional operating leases that had not yet commenced of $0.9 million. These leases will commence during the remainder of 2019 and have lease terms of four months to three years.

The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of June 30, 2019 and January 1, 2019, as follows:

(in millions)	June 30, 2019	January 1, 2019
Transportation equipment	$19.9	$19.9
Real property	0.8	0.8
Other property	1.5	0.6
Accumulated amortization	(12.7)	(11.2)
Total	$9.5	$10.1

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

As of June 30, 2019 and January 1, 2019, the investment in lease receivables was as follows:

	June 30, 2019	January 1, 2019
Future minimum payments to be received on leases	$145.0	$140.0
Guaranteed residual lease values	143.8	151.0
Total minimum lease payments to be received	288.8	291.0
Unearned income	(32.2)	(28.7)
Net investment in leases	256.6	262.3

Current maturities of lease receivables	123.4	129.6
Less—allowance for doubtful accounts	(0.5)	(0.5)
Current portion of lease receivables—net of allowance	122.9	129.1

Lease receivables—noncurrent	$133.7	$133.2

The amounts to be received on lease receivables as of June 30, 2019 were as follows:

(in millions)	June 30, 2019
Remaining 2019	$74.4
2020	133.2
2021	63.6
2022	17.4
2023	0.2
2024 and thereafter	—
Total undiscounted lease cash flows	288.8
Amount representing interest	(32.2)
Present value of lease receivables	256.6
Current lease receivables, net of allowance	(122.9)
Long-term lease receivable	$133.7

Leases are generally placed on nonaccrual status (nonaccrual of interest and other fees) when a payment becomes 90 days past due or upon receipt of notification of bankruptcy, upon the death of a customer, or in other instances in which management concludes collectability is not reasonably assured. The accrual of interest and other fees is resumed when all payments are less than 60 days past due. At June 30, 2019, there were $0.3 million of lease payments greater than 90 days past due. The terms of the lease agreements generally give us the ability to take possession of the underlying asset in the event of default. We may incur credit losses in excess of recorded allowances if the full amount of any anticipated proceeds from the sale or re-lease of the asset supporting the third party’s financial obligation is not realized. Repossession and estimated reconditioning costs are recorded in the consolidated statements of comprehensive income in the period incurred.

Our lease payments primarily include base rentals and guaranteed residual values. In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the three and six months ended June 30, 2019. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.
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

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019	2019
Revenue	$52.7	$108.9
Cost of goods sold	(47.3)	(97.2)
Operating profit	$5.4	$11.7

Interest income on lease receivable	$6.8	$13.4
Initial direct cost incurred	—	—

The amounts to be received on lease receivables as of December 31, 2018 under ASC 840 were as follows:

(in millions)	December 31, 2018
2019	$149.0
2020	112.7
2021	29.0
2022	0.3
2023	—
2024 and thereafter	—
Total	$291.0

3. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service, and each type of service is further described below.

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2019	2018	2019	2018
Transportation	$1,126.6	$1,138.0	$2,203.9	$2,187.9
Logistics management	29.7	53.9	87.8	106.0
Other	56.4	44.4	115.1	81.4
Total operating revenues	$1,212.7	$1,236.3	$2,406.8	$2,375.3

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

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of date shown:

Remaining Performance Obligations (in millions)	June 30, 2019
Expected to be recognized within one year
Transportation	$14.6
Logistics Management	10.4
Expected to be recognized after one year
Transportation	1.7
Logistics Management	7.3
Total	$34.0

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	June 30, 2019	December 31, 2018
Other current assets - Contract assets	$28.8	$21.7
Other current liabilities - Contract liabilities	—	—

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

In connection with the June 1, 2016 acquisition of WSL, a contingent payment arrangement based on the achievement of specified earnings targets was in place for three consecutive 12-month periods after the closing, with the aggregate payment total not to exceed $40.0 million. No payments were made under the agreement which is now expired, and the balance as of December 31, 2018 was zero.

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

	June 30, 2019		December 31, 2018
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate debt portfolio	$402.7	$412.4	$405.0	$398.4

5. INVESTMENTS

Marketable Securities
Our marketable securities are classified as available for sale and carried at fair value in current assets on the consolidated balance sheets. Our portfolio of securities has maturities ranging from 6 to 81 months. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive loss on our consolidated balance sheets, unless we determine that an unrealized loss is other-than-temporary. If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings. We did not have any other-than-temporary impairments for either of the periods ended June 30, 2019 and 2018. Cost basis is determined using the specific identification method.

The following table presents the values of our marketable securities as of the dates shown:

	June 30, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$2.0	$2.0	$3.9	$3.9
U.S. treasury and government agencies	18.9	19.0	20.0	19.8
Asset-backed securities	0.1	0.1	0.1	0.1
Corporate debt securities	14.1	14.4	15.1	15.0
State and municipal bonds	11.8	12.0	12.5	12.5
Total marketable securities	$46.9	$47.5	$51.6	$51.3

Gross realized gains and losses on marketable securities were not material for the three and six months ended June 30, 2019 and 2018. Gross unrealized gains and losses on marketable securities were not material for the periods ended June 30, 2019, and December 31, 2018.

Ownership Interest in Platform Science, Inc.
In 2018, we received a 30% ownership interest in Platform Science, Inc. in exchange for our contribution of a non-exclusive license for telematics mobile software that was developed to enable driver productivity and ensure regulatory compliance. Our ownership interest in Platform Science, Inc. is being accounted for under ASC 321, Investments - Equity Securities and is recorded at fair value in other noncurrent assets on the consolidated balance sheets. The fair value of the ownership interest as of December 31, 2018 was determined to be $3.5 million through an independent valuation. As of June 30, 2019, there have been no transactions that would indicate that the value of our ownership interest in Platform Science, Inc. has changed.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows:

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2018	$138.2	$14.2	$9.8	$162.2
Goodwill impairment charge	(34.6)	—	—	(34.6)
Foreign currency translation	—	—	—	—
Balance at June 30, 2019	$103.6	$14.2	$9.8	$127.6

At June 30, 2019 and December 31, 2018, we had accumulated goodwill impairment charges of $42.6 million and $8.0 million, respectively.

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

A triggering event occurred during the quarter ended June 30, 2019 as results from our FTFM reporting unit continued to be less than projected, despite sustained investments and operational changes designed to improve efficiencies. Because of this triggering event, an impairment test was performed for the FTFM reporting unit. As a result of the testing performed, an impairment loss of $34.6 million was recorded for our FTFM reporting unit as the discounted cash flows expected to be generated by this reporting unit were not sufficient to recover its carrying value. This represents all of the goodwill related to the FTFM reporting unit. In conjunction with testing goodwill for impairment, the Company tested the other identifiable tangible and intangible assets related to the FTFM reporting unit for impairment. Based on the results of that testing, it was determined that there was no additional impairment of those assets.

The identifiable intangible assets other than goodwill listed below are included in capitalized software and other noncurrent assets on the consolidated balance sheets.

	June 30, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$10.5	$3.9	$6.6	$10.5	$3.5	$7.0
Trade names	1.4	1.4	—	1.4	1.2	0.2
Total intangible assets	$11.9	$5.3	$6.6	$11.9	$4.7	$7.2

Amortization expense for intangible assets was $0.3 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

Estimated future amortization expense related to intangible assets is as follows:

(in millions)
Remaining 2019	$0.5
2020	1.0
2021	1.0
2022	1.0
2023	1.0
2024 and thereafter	2.1
$6.6

7. DEBT AND CREDIT FACILITIES

As of June 30, 2019 and December 31, 2018, debt included the following:

(in millions)	June 30, 2019	December 31, 2018
Unsecured senior notes: principal payable at maturities ranging from 2019 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.36% for both 2019 and 2018	$400.0	$400.0
Equipment financing notes: principal and interest payable in monthly installments through 2019; weighted average interest rate of 3.98% and 3.72% for 2019 and 2018, respectively	2.7	5.0
Total principal outstanding	402.7	405.0
Current maturities	(67.7)	(45.0)
Debt issuance costs	(0.5)	(0.6)
Long-term debt	$334.5	$359.4

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of June 30, 2019 or December 31, 2018. Standby letters of credit under this agreement amounted to $3.9 million at June 30, 2019 and December 31, 2018 and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at June 30, 2019 or December 31, 2018. At June 30, 2019 and December 31, 2018, standby letters of credit under this agreement amounted to $70.3 million and $65.3 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

8. INCOME TAXES

Our effective income tax rate was 24.8% and 25.5% for the three months ended June 30, 2019 and 2018, respectively, and 25.1% and 25.8% for the six months ended June 30, 2019 and 2018, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimate of nontaxable and nondeductible items of income and expense.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$34.5	$65.8	$71.4	$113.4

Denominator:
Weighted average common shares outstanding	177.1	177.0	177.1	177.0
Effect of dilutive restricted share units	0.3	0.2	0.3	0.2
Weighted average diluted common shares outstanding	177.4	177.2	177.4	177.2

Basic earnings per common share	$0.19	$0.37	$0.40	$0.64
Diluted earnings per common share	0.19	0.37	0.40	0.64

The calculation of diluted earnings per share for the three and six months ended June 30, 2019 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In July of 2019, our Board of Directors declared a quarterly cash dividend for the third fiscal quarter of 2019 in the amount of $0.06 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 13, 2019 and is expected to be paid on October 9, 2019.

10. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of the following: restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“Performance Shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options.

Share-based compensation expense was $0.3     million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively. We recognize share-based compensation expense over the awards' vesting period. As of June 30, 2019, we had $17.3 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards that is expected to be recognized over a weighted-average period of 2.7 years.

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

We record liabilities for claims accruals based on our best estimate of expected losses. The primary claims arising for the Company consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers' compensation and cargo liability claims. We maintain insurance with licensed insurance carriers above the amounts in which we self-insure. Although it is possible that our claims accruals will change based on future developments, we do not believe these changes will be material to our results of operations considering our insurance coverage and other factors.

At June 30, 2019, our firm commitments to purchase transportation equipment totaled approximately $69.0 million.

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

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which includes revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $22.4 million and $20.7 million for the three months ended June 30, 2019 and 2018, respectively, and $46.0 million and $41.4 million for the six months ended June 30, 2019 and 2018, respectively.

Revenues by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Truckload	$534.9	$567.6	$1,066.7	$1,118.1
Intermodal	259.8	231.7	497.4	433.6
Logistics	227.0	250.7	470.9	471.9
Other	95.8	79.0	195.7	153.1
Fuel surcharge	124.2	133.1	236.0	250.9
Inter-segment eliminations	(29.0)	(25.8)	(59.9)	(52.3)
Operating revenues	$1,212.7	$1,236.3	$2,406.8	$2,375.3

Income (Loss) from Operations by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Truckload	$7.9	$61.2	$31.1	$107.8
Intermodal	30.5	32.4	50.4	54.6
Logistics	9.2	10.4	19.5	18.2
Other	1.6	(12.3)	(0.3)	(21.3)
Income from operations	$49.2	$91.7	$100.7	$159.3

Depreciation and Amortization Expense by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Truckload	$54.9	$52.2	$108.3	$104.7
Intermodal	11.0	9.5	21.9	18.7
Logistics	0.2	0.1	0.3	0.2
Other	8.8	10.1	17.8	20.0
Depreciation and amortization expense	$74.9	$71.9	$148.3	$143.6

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

Increase (Decrease) in Revenues (excluding fuel surcharge) by Segment	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2018	2018
Truckload	$(1.1)	$(1.9)
Intermodal	3.8	4.7
Logistics	1.0	1.4
Other	(3.7)	(4.2)

Increase (Decrease) in Income (Loss) from Operations by Segment	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2018	2018
Truckload	$(1.1)	$(1.9)
Intermodal	1.6	2.0
Logistics	0.2	0.3
Other	(0.7)	(0.4)

13. SUBSEQUENT EVENT

On July 29, 2019 the Company’s Board of Directors approved a structured shut down of its FTFM service offering within its Truckload reporting segment. Schneider expects the shutdown to be substantially complete by December 31, 2019 and expects to incur pre-tax restructuring charges, primarily during that timeframe, of between $50.0 million to $75.0 million. Such restructuring charges include approximately: (i) $35.0 million to $45.0 million of non-cash charges, consisting of impairments of various tangible and intangible assets including equipment, customer lists and other customer related assets, and software; as well as (ii) $15.0 million to $30.0 million of charges that will result in future cash expenditures, consisting primarily of net facility lease obligations and severance costs. All estimates are subject to change until finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2018.

INTRODUCTION

We are a leading transportation and logistics services company providing a broad portfolio of premier truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Our highly flexible and balanced business combines asset-based truckload services with asset-light intermodal and non-asset logistics offerings, enabling us to serve our customers’ diverse transportation needs. Our broad portfolio of services provides us with a greater opportunity to allocate capital within our portfolio of services in a manner designed to maximize returns across all market cycles and economic conditions. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses and to optimize returns across reportable segments. Our strong balance sheet enables us to carry out an acquisition strategy that strengthens our overall portfolio. We are positioned to leverage our scalable platform and experienced operations team to acquire high-quality businesses that meet our disciplined selection criteria to broaden our service offerings and customer base.

Our truckload services include standard long-haul and regional shipping services primarily using dry van equipment, bulk, temperature-controlled, FTFM residential and retail store delivery, and customized solutions for high-value, time-sensitive loads. These services are executed through either for-hire or dedicated contracts.

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

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In this section of our report, we present the following non-GAAP financial measures: (1) revenues (excluding fuel surcharge), (2) adjusted income from operations, (3) adjusted operating ratio, and (4) adjusted net income. We also provide reconciliations of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2019	2018	2019	2018
Operating revenues	$1,212.7	$1,236.3	$2,406.8	$2,375.3
Revenues (excluding fuel surcharge) (1)	1,088.5	1,103.2	2,170.8	2,124.4
Income from operations	49.2	91.7	100.7	159.3
Adjusted income from operations (2)	83.8	97.5	135.3	165.1
Operating ratio	95.9%	92.6%	95.8%	93.3%
Adjusted operating ratio (3)	92.3%	91.2%	93.8%	92.2%
Net income	$34.5	$65.8	$71.4	$113.4
Adjusted net income (4)	60.3	70.1	97.2	117.7

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

Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Operating revenues	$1,212.7	$1,236.3	$2,406.8	$2,375.3
Less: Fuel surcharge revenues	124.2	133.1	236.0	250.9
Revenues (excluding fuel surcharge)	$1,088.5	$1,103.2	$2,170.8	$2,124.4

Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Income from operations	$49.2	$91.7	$100.7	$159.3
Litigation (1)	—	5.8	—	5.8
Goodwill impairment (2)	34.6	—	34.6	—
Adjusted income from operations	$83.8	$97.5	$135.3	$165.1

(1)	Costs associated with the settlement of a lawsuit that challenged Washington State labor law compliance during 2018.

(2)	A triggering event occurred during the second quarter of 2019, as results from our FTFM reporting unit were considerably less than projected, resulting in full impairment of FTFM's goodwill.

Adjusted operating ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2019	2018	2019	2018
Total operating expenses	$1,163.5	$1,144.6	$2,306.1	$2,216.0
Divide by: Operating revenues	1,212.7	1,236.3	2,406.8	2,375.3
Operating ratio	95.9%	92.6%	95.8%	93.3%

Total operating expenses	$1,163.5	$1,144.6	$2,306.1	$2,216.0
Adjusted for:
Fuel surcharge revenues	(124.2)	(133.1)	(236.0)	(250.9)
Litigation	—	(5.8)	—	(5.8)
Goodwill impairment	(34.6)	—	(34.6)	—
Adjusted total operating expense	$1,004.7	$1,005.7	$2,035.5	$1,959.3

Operating revenues	$1,212.7	$1,236.3	$2,406.8	$2,375.3
Less: Fuel surcharge revenues	124.2	133.1	236.0	250.9
Revenues (excluding fuel surcharge)	$1,088.5	$1,103.2	$2,170.8	$2,124.4

Adjusted operating ratio	92.3%	91.2%	93.8%	92.2%

Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income	$34.5	$65.8	$71.4	$113.4
Litigation	—	5.8	—	5.8
Goodwill impairment	34.6	—	34.6	—
Income tax effect of non-GAAP adjustments(1)	(8.8)	(1.5)	(8.8)	(1.5)
Adjusted net income	$60.3	$70.1	$97.2	$117.7

(1)	Tax impacts are calculated using the applicable consolidated federal and state effective tax rate, modified to remove the impact of discrete tax adjustments.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Income

Net income decreased $31.3 million, approximately 48%, in the second quarter of 2019 compared to the same quarter in 2018, primarily due to the FTFM goodwill impairment recorded in 2019 of $34.6 million before taxes. In addition, the Truckload segment's freight volume declined in the second quarter of 2019 due to soft market demand. Adjusted net income decreased $9.8 million, approximately 14.0%.

Revenues

Enterprise operating revenues decreased $23.6 million, approximately 2%, in the second quarter of 2019 compared to the same quarter in 2018.

Factors contributing to the decrease were as follows:

•	a $32.7 million decrease in our Truckload segment revenues (excluding fuel surcharge) resulting from reduced Truckload volume largely due to lower market demand,

•
a $23.7 million decrease in our Logistics segment revenues (excluding fuel surcharge) primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019, and

•	an $8.9 million decrease in fuel surcharge revenues primarily related to decreased Truckload volumes.

The above factors were partially offset by:

•	a $28.1 million increase in our Intermodal segment revenues (excluding fuel surcharge) primarily due to improved revenue per order and an increase in order volume and

•	a $16.2 million increase in revenues from equipment sales by our leasing business under sales-type leases.

Enterprise revenues (excluding fuel surcharge) decreased $14.7 million, approximately 1%.

Income from Operations and Operating Ratio

Enterprise income from operations decreased $42.5 million, approximately 46%, in the second quarter of 2019 compared to the same quarter in 2018, primarily due to the $34.6 million FTFM goodwill impairment and increase in operating losses, as FTFM operating losses exceeded prior year by $9.9 million. Lower market demand negatively impacted Truckload profitability, but decreases were partially offset by reduced performance-based incentive compensation, Company benefits, and driver related costs. Adjusted income from operations decreased $13.7 million, approximately 14%.

Enterprise operating ratio weakened on both a GAAP and an adjusted basis. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense fluctuations are described below.

•
Purchased transportation costs increased $18.1 million, or 4%, quarter over quarter. Order volume growth in our Intermodal segment of 2% combined with an increase in various Intermodal third-party costs, including rail, resulted in higher purchased transportation. While our brokerage business in our Logistics segment experienced volume growth of 15%, lower purchased transportation rates resulted in a nominal change in purchased transportation costs quarter over quarter.

•
Salaries, wages, and benefits decreased $28.4 million, or 9%, quarter over quarter, largely due to the elimination of salaries, wages, and benefits associated with warehouse management operations insourced by an import/export customer in April 2019, which will continue for the remainder of the year. Lower performance-based incentive compensation and Company benefit costs, as well as various cost savings initiatives, also contributed to the decrease. Salaries, wages, and benefits decreased 2% quarter over quarter on a percentage of revenues basis.

•
Fuel and fuel taxes for our company trucks decreased $12.0 million, or 14%, quarter over quarter, driven by a 6% decrease in company driver miles and a decrease in cost per gallon. The decrease in company driver miles was partially offset by increased owner-operator miles, which do not impact company fuel costs. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $3.0 million, or 4%, quarter over quarter, primarily due to replacement tractors to achieve a younger age of fleet and our investment in chassis and containers to support growth in our Intermodal segment.

•
Operating supplies and expenses increased $12.5 million, or 10%, quarter over quarter driven by growth in equipment sales under sales-type leases by our leasing business resulting in higher cost of goods sold of $14.1 million and increased software subscription costs and Intermodal rail yard ramp storage expenses. These increases were offset by a combined $6.2 million decrease in temporary worker pay due to insourcing by one of our import/export customers in April 2019 and reduced maintenance and parts spend attributable to less company driver miles and younger age of fleet.

•	Insurance and related expenses increased $3.2 million, or 14%, quarter over quarter. The increase was predominately due to an increase in the severity of auto losses.

•
Other general expenses decreased $12.1 million, or 30%, quarter over quarter. Decreased other general expenses were the result of a $5.8 million decrease in litigation costs and reduced driver recruiting and training costs.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment.

	Three Months Ended June 30,
Revenues by Segment (in millions)	2019	2018
Truckload	$534.9	$567.6
Intermodal	259.8	231.7
Logistics	227.0	250.7
Other	95.8	79.0
Fuel surcharge	124.2	133.1
Inter-segment eliminations	(29.0)	(25.8)
Operating revenues	$1,212.7	$1,236.3

	Three Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2019	2018
Truckload	$7.9	$61.2
Intermodal	30.5	32.4
Logistics	9.2	10.4
Other	1.6	(12.3)
Income from operations	49.2	91.7
Adjustments:
Litigation	—	5.8
Goodwill impairment	34.6	—
Adjusted income from operations	$83.8	$97.5

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

•	For-hire standard - Transportation services of one-way shipments utilizing standard dry van trailing equipment.

•	For-hire specialty - Transportation services of one-way shipments utilizing bulk, temperature controlled, flatbed, straight truck and other specialty equipment.

	Three Months Ended June 30,
	2019	2018
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$84.2	$80.0
Average trucks (2) (3)	1,818	1,597
Revenue per truck per week (4)	$3,609	$3,897
Dedicated specialty (7)
Revenues (excluding fuel surcharge) (1)	$93.4	$102.2
Average trucks (2) (3)	2,173	2,308
Revenue per truck per week (4)	$3,347	$3,443
For-hire standard
Revenues (excluding fuel surcharge) (1)	$287.6	$303.9
Average trucks (2) (3)	6,154	6,034
Revenue per truck per week (4)	$3,640	$3,917
For-hire specialty (7)
Revenues (excluding fuel surcharge) (1)	$69.7	$82.6
Average trucks (2) (3)	1,461	1,557
Revenue per truck per week (4)	$3,716	$4,125
Total Truckload
Revenues (excluding fuel surcharge) (6)	$534.9	$567.6
Average trucks (2) (3)	11,606	11,496
Revenue per truck per week (4)	$3,590	$3,847
Average company trucks (3)	8,728	8,789
Average owner-operator trucks (3)	2,878	2,707
Trailers	37,409	38,089
Operating ratio (5)	98.5%	89.2%

(1)	Revenues (excluding fuel surcharge), in millions, exclude revenue in-transit.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(6)	Revenues (excluding fuel surcharge), in millions, include revenue in-transit at the operating segment level, and therefore does not sum with amounts presented above.

(7)
2018 key performance indicators for dedicated specialty and for-hire specialty differ from those previously reported for the three months ended June 30, 2018 due to the reclassification of a customer between quadrants.

Truckload revenues (excluding fuel surcharge) decreased $32.7 million, approximately 6%, in the second quarter of 2019 compared to the same quarter in 2018. A decline in volume of 7% was partially offset by a 1% increase in price. Decreased volume was the result of a difficult demand environment and drove lower productivity. The increase in price compared to the second quarter of 2018 was due to rate renewals, partially offset by fewer premium and promotional revenue opportunities. Revenue per truck per week decreased $257, or 7%, quarter over quarter as a result of lower productivity driven primarily by replacement trucks exceeding related dispositions, as well as the timing of dedicated start-ups.

Truckload income from operations decreased $53.3 million, approximately 87%, in the second quarter of 2019 compared to the same quarter in 2018 due mostly to the $34.6 million goodwill impairment and lower operating results within FTFM. FTFM's operating losses exceeded the second quarter of 2018 by $9.9 million. A decline in Truckload volume of 7% also contributed to the decrease in income from operations but was partially offset by a reduction in driver related costs compared to the second quarter of 2018.

Intermodal
The following table presents our key performance indicators for our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2019	2018
Orders (1)	114,272	111,700
Containers	22,788	19,484
Trucks (2)	1,539	1,371
Revenue per order (3)	$2,266	$2,041
Operating ratio (4)	88.2%	86.0%

(1)	Based on delivered orders.

(2)	Includes company trucks and owner-operator trucks at the end of the period.

(3)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes.

(4)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) increased $28.1 million, approximately 12%, in the second quarter of 2019 compared to the same quarter in 2018. This increase was due to a 11% increase in revenue per order, due in part to 2018 contract carry-over and 2019 contract renewals, increased length of haul, and a 2% increase in orders.

Intermodal income from operations decreased $1.9 million, approximately 6%, in the second quarter of 2019 compared to the same quarter in 2018. Volume and revenue per order improvements were offset by increases in purchased transportation and rail ramp storage costs. Asset utilization was also unfavorable compared to the same quarter in 2018.

Logistics
The following table presents our key performance indicators for our Logistics segment for the periods indicated.

	Three Months Ended June 30,
	2019	2018
Operating ratio (1)	96.0%	95.9%
Brokerage revenues as a percentage of Logistics revenues (2)	87.5%	78.9%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(2)	Revenues (excluding fuel surcharge), in millions, including revenue in-transit.

Logistics revenues (excluding fuel surcharge) decreased $23.7 million, approximately 9%, in the second quarter of 2019 compared to the same quarter in 2018. This decrease was primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019. Despite volume growth of 15% compared to the same quarter in 2018, brokerage revenues increased only modestly due to a compression in rates, particularly in the spot market.

Logistics income from operations decreased $1.2 million, approximately 12%, in the second quarter of 2019 compared to the same quarter in 2018, primarily due to compressed net revenue in brokerage, as well as reduced volumes within our import/export and supply chain management businesses.

Other
Included in Other was income from operations of $1.6 million in the second quarter of 2019, compared to a loss of $12.3 million in the same quarter in 2018. The $13.9 million change resulted from the $5.8 million settlement of a lawsuit that challenged Washington State labor law compliance in 2018, a decrease in performance-based incentive compensation, and a $2.1 million increase in income from operations from our leasing business driven by increased lease activity.

Other Income (Expense)
Other expense decreased $0.1 million, approximately 3%, in the second quarter of 2019 compared to the same quarter in 2018 due primarily to a $1.7 million increase in interest income and a $1.7 million decrease in net foreign currency losses, offset by the 2018 recognition of a $2.5 million pre-tax gain related to our ownership interest in Platform Science, Inc. and a $0.8 million increase in interest expense. See Note 5, Investments, for more information on Platform Science.

Income Tax Expense
Our provision for income taxes decreased $11.1 million, approximately 49%, in the second quarter of 2019 compared to the same quarter in 2018 due to lower taxable income. The effective income tax rate was 24.8% for the three months ended June 30, 2019 compared to 25.5% for the same period last year.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net Income
Net income decreased $42.0 million, approximately 37%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the FTFM goodwill impairment recorded in 2019 for $34.6 million before taxes. In addition, the Truckload segment's freight volume declined in 2019 due to softer market demand. Adjusted net income decreased $20.5 million, approximately 17%.

Revenues
Enterprise operating revenues increased $31.5 million, approximately 1%, in the six months ended June 30, 2019 compared to the same period in 2018.
Factors contributing to the increase in revenues were as follows:

•	a $63.8 million increase in our Intermodal segment revenues (excluding fuel surcharge) primarily due to improved revenue per order and an increase in order volume and

•	a $38.9 million increase in revenues from equipment sales by our leasing business under sales-type leases.

The above factors were partially offset by:

•	a $51.4 million decrease in Truckload revenues (excluding fuel surcharge) resulting from reduced Truckload volume due to lower market demand,

•	a $14.9 million decrease in fuel surcharge revenues primarily related to decreased Truckload volumes, and

•
a $1.0 million decrease in Logistics revenues (excluding fuel surcharge) primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019, partially offset by a 17% increase in brokerage volumes.

Enterprise revenues (excluding fuel surcharge) increased $46.4 million, approximately 2%.

Income from Operations and Operating Ratio
Enterprise income from operations decreased $58.6 million, approximately 37%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the $34.6 million goodwill impairment and an increase in operating losses, as FTFM operating losses exceeded prior year by $15.6 million. Lower market demand negatively impacted Truckload profitability, but decreases were partially offset by reduced performance-based incentive compensation and Company benefits.

Adjusted income from operations decreased $29.8 million, approximately 18%.

Enterprise operating ratio weakened on both a GAAP basis and an adjusted basis. Our operating ratio can be negatively impacted when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense fluctuations are described below.

•
Purchased transportation costs increased $66.4 million, or 7%, period over period. Order volume growth in our Intermodal and Logistics segments of 3% and 17%, respectively, combined with an increase in various Intermodal third-party costs, including rail, resulted in higher purchased transportation. This was offset by a decrease in purchased transportation per order within our Logistics segment based on additional carrier capacity in 2019 which led to the compression of carrier rates.

•
Salaries, wages, and benefits decreased $26.7 million, or 4%, period over period, largely due to the elimination of salaries, wages, and benefits associated with warehouse management operations insourced by an import/export customer in April 2019, which will continue for the remainder of the year. Lower performance-based incentive compensation and Company benefit costs, as well as various cost savings initiatives, also contributed to the decrease. Salaries, wages, and benefits decreased 1% period over period on a percentage of revenues basis.

•
Fuel and fuel taxes for our company trucks decreased $21.9 million, or 13%, period over period, driven by a 7% decrease in company driver miles and a decrease in cost per gallon. The decrease in company driver miles was partially offset by increased owner-operator miles, which do not impact company fuel costs. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $4.7 million, or 3%, period over period, primarily due to replacement tractors to achieve a younger age of fleet and our investment in chassis and containers to support growth in our Intermodal segment.

•
Operating supplies and expenses increased $38.5 million, or 16%, period over period. The increase was mainly due to an increase in equipment sales under sales-type leases by our leasing business, resulting in higher cost of goods sold of $34.0 million and increased software subscription costs and Intermodal rail yard ramp storage expenses. Increases in the above costs were offset by a combined $4.9 million decrease in temporary worker pay due to insourcing of one of our import/export customers in April 2019 and reduced maintenance and parts spend attributable to less company driver miles and younger age of fleet.

•
Insurance and related expenses increased $8.3 million, or 18%, period over period. The increase was predominately due to an increase in the severity of auto losses, as well as additional collision expense associated with weather related accidents.

•
Other general expenses decreased $13.8 million, or 18%, period over period as a result of a $5.8 million decrease in litigation costs, decreased driver recruiting and training costs, and lower professional service fees of $3.5 million, driven by higher capitalization of IT costs in 2019.

Segment Contributions to Results of Operations

The following tables summarize revenue and earnings by segment:

	Six Months Ended June 30,
Revenues by Segment (in millions)	2019	2018
Truckload	$1,066.7	$1,118.1
Intermodal	497.4	433.6
Logistics	470.9	471.9
Other	195.7	153.1
Fuel surcharge	236.0	250.9
Inter-segment eliminations	(59.9)	(52.3)
Operating revenues	$2,406.8	$2,375.3

	Six Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2019	2018
Truckload	$31.1	$107.8
Intermodal	50.4	54.6
Logistics	19.5	18.2
Other	(0.3)	(21.3)
Income from operations	100.7	159.3
Adjustments:
Litigation	—	5.8
Goodwill impairment	34.6	—
Adjusted income from operations	$135.3	$165.1

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

•	For-hire standard - Transportation services of one-way shipments utilizing standard dry van trailing equipment.

•	For-hire specialty - Transportation services of one-way shipments utilizing bulk, temperature controlled, flatbed, straight truck and other specialty equipment.

	Six Months Ended June 30,
	2019	2018
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$168.5	$156.5
Average trucks (2) (3)	1,808	1,613
Revenue per truck per week (4)	$3,648	$3,790
Dedicated specialty (7)
Revenues (excluding fuel surcharge) (1)	$188.5	$208.6
Average trucks (2) (3)	2,152	2,359
Revenue per truck per week (4)	$3,430	$3,454
For-hire standard
Revenues (excluding fuel surcharge) (1)	$568.5	$594.9
Average trucks (2) (3)	6,125	6,090
Revenue per truck per week (4)	$3,634	$3,816
For-hire specialty (7)
Revenues (excluding fuel surcharge) (1)	$139.5	$160.0
Average trucks (2) (3)	1,488	1,564
Revenue per truck per week (4)	$3,669	$3,998
Total Truckload
Revenues (excluding fuel surcharge) (6)	$1,066.7	$1,118.1
Average trucks (2) (3)	11,573	11,626
Revenue per truck per week (4)	$3,603	$3,763
Average company trucks (3)	8,706	8,911
Average owner-operator trucks (3)	2,867	2,715
Trailers	37,409	38,089
Operating ratio (5)	97.1%	90.4%

(1)	Revenues (excluding fuel surcharge), in millions, exclude revenue in-transit.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(6)	Revenues (excluding fuel surcharge), in millions, include revenue in-transit at the operating segment level, and therefore does not sum with amounts presented above.

(7)
2018 key performance indicators for dedicated specialty and for-hire specialty differ from those previously reported for the six months ended June 30, 2018 due to the reclassification of a customer between quadrants.

Truckload revenues (excluding fuel surcharge) decreased $51.4 million, approximately 5%, in the six months ended June 30, 2019 compared to the same period in 2018. A decline in volume of 8% was partially offset by a 3% increase in price. Decreased volume was the result of a difficult demand environment and drove lower productivity. The increase in price period over period was due to contract carry-over and 2019 rate renewals, partially offset by fewer promotional and premium revenue opportunities. Revenue per truck per week decreased $160, or 4%, period over period as a result of lower productivity driven primarily by replacement trucks exceeding related dispositions, as well as lower freight volumes.

Truckload income from operations decreased $76.7 million, approximately 71%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the $34.6 million goodwill impairment and an additional $15.6 million in operating losses within FTFM. Lower volumes, as discussed above, also contributed to the decrease but were partially offset by a reduction in driver related costs.

Intermodal
The following table presents our key performance indicators for our intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2019	2018
Orders (1)	218,784	213,078
Containers	22,788	19,484
Trucks (2)	1,539	1,371
Revenue per order (3)	$2,257	$2,013
Operating ratio (4)	89.9%	87.4%

(1)	Based on delivered orders.

(2)	Includes company trucks and owner-operator trucks at the end of the period.

(3)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes.

(4)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) increased $63.8 million, approximately 15%, in the six months ended June 30, 2019 compared to the same period in 2018. The increase was driven by a 12% increase in revenue per order, increased length of haul, and a 3% increase in orders.

Intermodal income from operations decreased $4.2 million, approximately 8%, in the six months ended June 30, 2019 compared to the same period in 2018. Increased volume and revenue per order noted above were more than offset by higher purchased transportation, equipment depreciation, and rail ramp storage costs. Asset utilization was also unfavorable compared to the same period of 2018.

Logistics
The following table presents our key performance indicators for our logistics segment for the periods indicated.

	Six Months Ended June 30,
	2019	2018
Operating ratio (1)	95.9%	96.2%
Brokerage revenues as a percentage of Logistics revenues (2)	81.9%	78.0%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(2)	Revenues (excluding fuel surcharge), in millions, including revenue in-transit.

Logistics revenues (excluding fuel surcharge) decreased $1.0 million, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019. Increased brokerage volumes of 17% were offset by a decrease in revenue per order related to compression in rates, particularly in the spot market.

Logistics income from operations increased $1.3 million, approximately 7%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the brokerage volume growth noted above, offset by compression of net revenue, higher commissions in our brokerage business, and reduced volumes within our import/export business.

Other
Our Other segment recorded a loss from operations of $0.3 million in the six months ended June 30, 2019, compared to a loss of $21.3 million in the same period in 2018. Factors contributing to decreased losses include a reduction in performance-based incentive compensation, the $5.8 million settlement of a lawsuit that challenged Washington State labor law compliance in 2018, a $5.1 million increase in income from operations from our leasing business driven by increased lease activity, and a decrease in Company benefit costs.

Other Expense (Income)

Other expense decreased $1.1 million, approximately 18%, in the six months ended June 30, 2019 compared to the same period in 2018, primarily from a $3.2 million increase in interest income and a $0.9 million decrease in net foreign currency losses, offset by the 2018 recognition of a $2.5 million pre-tax gain related to our ownership interest in Platform Science, Inc. and a $0.5 million increase in interest expense. See Note 5, Investments, for more information on Platform Science.

Income Tax Expense

Our provision for income taxes decreased $15.5 million, approximately 39%, in the six months ended June 30, 2019 compared to the same period in 2018 due to lower taxable income. The effective income tax rate was 25.1% for the six months ended June 30, 2019 compared to 25.8% for the same period last year.

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

The following table presents our cash and debt outstanding as of the dates shown.

(in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$377.7	$378.7
Marketable securities	47.5	51.3
Total cash, cash equivalents, and marketable securities	$425.2	$430.0

Debt:
Senior notes	$400.0	$400.0
Equipment financing	2.7	5.0
Finance leases	5.9	6.9
Total debt (1)	$408.6	$411.9

(1)	Debt on our consolidated balance sheets is presented net of deferred financing costs.

Debt

At June 30, 2019, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Six Months Ended June 30,
(in millions)	2019	2018
Net cash provided by operating activities	$302.0	$255.0
Net cash used in investing activities	(259.4)	(105.9)
Net cash used in financing activities	(43.6)	(53.9)

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Operating Activities

Cash provided by operating activities increased $47.0 million, approximately 18%, in the first six months of 2019 compared to the same period in 2018, driven primarily by the reclassification of proceeds from lease receipts from investing activities with the adoption of ASC 842 and the net change in working capital balances, partially offset by the decrease in net income as adjusted for non-cash items.

Investing Activities

Cash used in investing activities increased $153.5 million, approximately 145%, in the first six months of 2019 compared to the same period in 2018. The increase in cash used was driven by the increase in net capital expenditures and the reclassification of proceeds from lease receipts to operating activities with the adoption of ASC 842, offset by increased sales of marketable securities.

Capital Expenditures
The following table sets forth, for the periods indicated, our net capital expenditures.

	Six Months Ended June 30,
(in millions)	2019	2018
Transportation equipment	$231.4	$143.1
Other property and equipment	25.7	14.4
Proceeds from sale of property and equipment	(26.0)	(47.6)
Net capital expenditures	$231.1	$109.9
Expenditures for transportation equipment and other property and equipment increased $88.3 million and $11.3 million, respectively, in the first six months of 2019 compared to the same period in 2018 driven by increased tractor spend and capitalized IT costs. Proceeds from sale of property and equipment decreased $21.6 million primarily as a result of reduced tractor sales. See Note 11, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities decreased $10.3 million, approximately 19%, in the first six months of 2019 compared to the same period in 2018. The main driver of the decrease in cash used was the $11.5 million decrease in payments on debt and finance lease obligations, partially offset by a $1.8 million increase in dividends paid in 2019 compared to 2018.

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

We will perform our annual evaluation of goodwill for impairment as of October 31, 2019, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill. A triggering event occurred during the quarter ended June 30, 2019 that resulted in impairment of all goodwill related to our FTFM reporting unit. See further discussion in Note 6, Goodwill and Other Intangible Assets.

Off-Balance Sheet Arrangements

We have no arrangements that meet the definition of off-balance sheet arrangements.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2018 for our contractual obligations as of December 31, 2018. There were no material changes to our contractual obligations during the six months ended June 30, 2019.
CRITICAL ACCOUNTING POLICIES
We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2018 are still current other than goodwill related to our FTFM reporting unit which has now been fully impaired. See Note 6, Goodwill and Other Intangible Assets for additional discussion.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	—	—	—	—
Total	—	$—	—	$—

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

SCHNEIDER NATIONAL, INC.

Date:	August 1, 2019	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)