Form 10-Q
period 2019-09-30
Schneider National, Inc.
filed 2019-10-31
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38054
_____________________________________________________________________________
Schneider National, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________________________

Wisconsin		39-1258315
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

3101 South Packerland Drive
Green Bay	Wisconsin	54313
(Address of Registrant’s Principal Executive Offices)		(Zip Code)
(920) 592-2000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, no par value	SNDR	New York Stock Exchange
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
Yes  ☐            No ☒
As of October 25, 2019, the registrant had 83,029,500 shares of Class A Common Stock, no par value, outstanding and 94,088,025 shares of Class B Common Stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

i

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CODM	Chief Operating Decision Maker
FASB	Financial Accounting Standards Board
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
LIBOR	London InterBank Offered Rate
PSI	Platform Science, Inc.
SEC	United States Securities and Exchange Commission
VTL	Van Truckload operating segment
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current expectations, beliefs, plans, or forecasts with respect to, among other things, future events and financial performance and trends in the business and industry. The words “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “prospects,” “potential,” “budget,” “forecast,” “continue,” “predict,” “seek,” “objective,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar words, expressions, terms, and phrases among others, generally identify forward-looking statements, which speak only as of the date the statements were made. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks, and uncertainties. Readers are cautioned that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement.

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

The Company disclaims any intention and undertakes no obligation, to update or revise any of its forward-looking statements after the date of this report to reflect actual results or future events or circumstances whether as a result of new information, future events or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues	$1,183.9	$1,280.1	$3,590.7	$3,655.4
Operating expenses:
Purchased transportation	511.7	521.1	1,488.8	1,431.8
Salaries, wages, and benefits	257.3	317.2	856.6	943.2
Fuel and fuel taxes	70.6	87.4	221.6	260.3
Depreciation and amortization	74.1	73.3	222.4	216.9
Operating supplies and expenses	139.1	123.5	418.3	364.2
Insurance and related expenses	24.4	24.1	78.0	69.4
Other general expenses	27.3	35.6	90.3	112.4
Goodwill impairment charge	—	—	34.6	—
Restructuring charges	50.4	—	50.4	—
Total operating expenses	1,154.9	1,182.2	3,461.0	3,398.2
Income from operations	29.0	97.9	129.7	257.2
Other expenses (income):
Interest income	(2.0)	(1.5)	(6.6)	(2.9)
Interest expense	3.8	4.2	13.1	13.0
Other expenses (income)—net	0.5	(0.1)	1.2	(1.0)
Total other expense	2.3	2.6	7.7	9.1
Income before income taxes	26.7	95.3	122.0	248.1
Provision for income taxes	7.0	24.6	30.9	64.0
Net income	19.7	70.7	91.1	184.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	(0.9)	(0.2)	(0.8)
Unrealized income (loss) on marketable securities—net of tax	—	—	0.7	(0.3)
Total other comprehensive income (loss)	(0.3)	(0.9)	0.5	(1.1)
Comprehensive income	$19.4	$69.8	$91.6	$183.0

Weighted average common shares outstanding	177.1	177.0	177.1	177.0
Basic earnings per share	$0.11	$0.40	$0.51	$1.04

Weighted average diluted shares outstanding	177.3	177.2	177.3	177.2
Diluted earnings per share	$0.11	$0.40	$0.51	$1.04
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$437.1	$378.7
Marketable securities	47.4	51.3
Trade accounts receivable—net of allowance of $8.5 million and $6.8 million, respectively	498.8	593.1
Other receivables	160.2	31.8
Current portion of lease receivables—net of allowance of $0.6 million and $0.5 million, respectively	125.5	129.1
Inventories	57.7	60.8
Prepaid expenses and other current assets	200.9	79.5
Total current assets	1,527.6	1,324.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,814.1	2,900.2
Land, buildings, and improvements	189.5	177.2
Other property and equipment	161.9	157.6
Total property and equipment	3,165.5	3,235.0
Accumulated depreciation	1,270.7	1,312.8
Net property and equipment	1,894.8	1,922.2
Lease receivables	126.3	133.2
Capitalized software and other noncurrent assets	155.0	82.6
Goodwill	127.3	162.2
Total noncurrent assets	2,303.4	2,300.2
Total Assets	$3,831.0	$3,624.5
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$239.8	$226.0
Accrued salaries, wages, and benefits	60.2	94.8
Claims accruals—current	192.0	58.3
Current maturities of debt and finance lease obligations	101.5	51.7
Dividends payable	10.9	10.6
Other current liabilities	94.0	81.2
Total current liabilities	698.4	522.6
Noncurrent Liabilities:
Long-term debt and finance lease obligations	304.6	359.6
Claims accruals—noncurrent	103.6	113.3
Deferred income taxes	446.5	450.6
Other noncurrent liabilities	85.7	46.1
Total noncurrent liabilities	940.4	969.6
Total Liabilities	1,638.8	1,492.2
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 94,834,653 and 94,593,588 shares issued, and 94,085,005 and 93,969,268 shares outstanding, respectively	—	—
Additional paid-in capital	1,544.5	1,544.0
Retained earnings	648.2	589.3
Accumulated other comprehensive loss	(0.5)	(1.0)
Total Shareholders' Equity	2,192.2	2,132.3
Total Liabilities and Shareholders' Equity	$3,831.0	$3,624.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income	$91.1	$184.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222.4	216.9
Goodwill impairment	34.6	—
Gains on sales of property and equipment	(2.6)	(4.5)
Impairment on assets held for sale	11.8	0.3
Proceeds from lease receipts	59.6	—
Deferred income taxes	(4.3)	34.4
Long-term incentive and share-based compensation expense	3.4	15.3
Non-cash restructuring charges	43.3	—
Other noncash items	2.9	(3.1)
Changes in operating assets and liabilities:
Receivables	82.2	(67.3)
Other assets	(31.1)	(15.9)
Payables	0.3	35.6
Claims reserves and other receivables—net	(1.1)	13.7
Other liabilities	(42.2)	0.6
Net cash provided by operating activities	470.3	410.1
Investing Activities:
Purchases of transportation equipment	(308.6)	(268.1)
Purchases of other property and equipment	(42.8)	(22.3)
Proceeds from sale of property and equipment	38.8	74.6
Proceeds from lease receipts	—	56.2
Proceeds from sale of off-lease inventory	15.0	—
Purchases of lease equipment	(62.7)	(58.4)
Sales of marketable securities	13.2	3.9
Purchases of marketable securities	(8.5)	(8.0)
Net cash used in investing activities	(355.6)	(222.1)
Financing Activities:
Payments of debt and finance lease obligations	(5.7)	(17.3)
Payments of deferred consideration related to acquisition	(18.7)	(19.3)
Dividends paid	(31.9)	(30.1)
Net cash used in financing activities	(56.3)	(66.7)
Net increase in cash and cash equivalents	58.4	121.3
Cash and Cash Equivalents:
Beginning of period	378.7	238.5
End of period	$437.1	$359.8
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$15.5	$36.5
Dividends declared but not yet paid	10.9	10.7
Ownership interest in Platform Science, Inc.	—	2.5
Cash paid during the period for:
Interest	12.4	13.2
Income taxes—net of refunds	42.6	25.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance—December 31, 2017	$—	$1,534.6	$355.6	$—	$1,890.2
Net income	—	—	47.6	—	47.6
Other comprehensive loss	—	—	—	(0.6)	(0.6)
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Share issuances	—	0.2	—	—	0.2
Shares withheld for employee taxes	—	(1.8)	—	—	(1.8)
Cumulative-effect adjustment of ASU 2014-09 adoption	—	—	7.3	—	7.3
Other	—	0.2	—	—	0.2
Balance—March 31, 2018	—	1,535.2	399.8	(0.6)	1,934.4
Net income	—	—	65.8	—	65.8
Other comprehensive gain	—	—	—	0.4	0.4
Share-based compensation expense	—	2.1	—	—	2.1
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.5)	—	(10.5)
Share issuances	—	0.3	—	—	0.3
Shares withheld for employee taxes	—	(0.1)	—	—	(0.1)
Exercise of employee stock options	—	0.2	—	—	0.2
Other	—	(0.1)	—	—	(0.1)
Balance—June 30, 2018	—	1,537.6	455.1	(0.2)	1,992.5
Net income	—	—	70.7	—	70.7
Other comprehensive loss	—	—	—	(0.9)	(0.9)
Share-based compensation expense	—	2.1	—	—	2.1
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.8)	—	(10.8)
Shares withheld for employee taxes	—	(0.4)	—	—	(0.4)
Balance—September 30, 2018	$—	$1,539.3	$515.0	$(1.1)	$2,053.2

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance—December 31, 2018	$—	$1,544.0	$589.3	$(1.0)	$2,132.3
Net income	—	—	36.9	—	36.9
Other comprehensive gain	—	—	—	0.7	0.7
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—March 31, 2019	—	1,544.8	615.5	(0.3)	2,160.0
Net income	—	—	34.5	—	34.5
Other comprehensive gain	—	—	—	0.1	0.1
Share-based compensation expense	—	1.6	—	—	1.6
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(11.0)	—	(11.0)
Share issuances	—	0.2	—	—	0.2
Balance—June 30, 2019	—	1,546.6	639.0	(0.2)	2,185.4
Net income	—	—	19.7	—	19.7
Other comprehensive loss	—	—	—	(0.3)	(0.3)
Share-based compensation expense	—	(2.2)	—	—	(2.2)
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.5)	—	(10.5)
Share issuances	—	0.1	—	—	0.1
Balance—September 30, 2019	$—	$1,544.5	$648.2	$(0.5)	$2,192.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires companies to use a forward-looking, expected loss model to estimate credit losses on various types of financial assets and net investments in leases. It also requires additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. In November 2018, this was further updated with the issuance of ASU 2018-19, which excludes receivables from operating leases from the scope. ASU 2016-13 is effective for us January 1, 2020. We expect the standard will have an impact on our available-for-sale debt securities, net investment in leases, contract assets, trade accounts receivable, and reinsurance receivables. Based on our initial assessment, we do not believe the standard will have a material impact on our consolidated financial statements, however we are still assessing the financial impacts.

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

Adoption of the new standard resulted in the initial recording of right-of-use lease assets and related lease liabilities of $80.6 million and $85.2 million, respectively. As of September 30, 2019, right-of-use lease assets and related lease liabilities were $73.5 million and $80.9 million, respectively. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. Schneider's incremental borrowing rates are used as the discount rates for leases and are determined based on U. S. Treasury rates plus an applicable margin to arrive at all-in rates. Schneider uses multiple discount rates based on lease terms and other economic factors. The operating lease right-of-use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.

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

None of our leases contain restrictions or covenants that restrict us from incurring other financial obligations.

The following table presents our net lease costs for the three and nine months ended September 30, 2019:

	Financial Statement Classification	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)		2019	2019
Operating lease cost
Operating lease cost	Operating supplies and expenses	$8.7	$26.5
Short-term lease cost (1)	Operating supplies and expenses	2.0	5.5
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	0.9	2.5
Interest on lease liabilities	Interest expense	—	0.2
Variable lease cost	Operating supplies and expenses	0.7	2.1
Sublease income	Operating revenues	(1.5)	(4.1)
Total net lease cost		$10.8	$32.7
(1) Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.
As of September 30, 2019, remaining lease terms and discount rates under operating and finance leases were as follows:

September 30, 2019
Weighted-average remaining lease term
Operating leases	4.4 years
Finance leases	0.3 years

Weighted-average discount rate
Operating leases	4.2%
Finance leases	4.7%

Other information related to our leases is as follows:

Nine Months Ended September 30,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$26.7
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	2.0

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$20.6
Finance leases	—

Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in capitalized software and other noncurrent assets, other current liabilities, and other noncurrent liabilities, respectively, in the consolidated balance sheet as of September 30, 2019.

At September 30, 2019, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
Remaining 2019	$8.5	$4.9
2020	27.2	0.4
2021	17.1	—
2022	11.1	—
2023	8.8	—
2024 and thereafter	15.9	—
Total	88.6	5.3
Amount representing interest	(7.7)	—
Present value of lease payments	80.9	5.3
Current maturities	(27.1)	(5.3)
Long-term lease obligations	$53.8	$—

For certain of our real estate leases, there are options contained within the lease agreement to extend beyond the initial lease term. The Company recognizes options as right-of-use assets and lease liabilities when deemed reasonably certain to be exercised. Future operating lease payments at September 30, 2019 include $10.6 million related to options to extend lease terms that we are reasonably certain to exercise. Options related to our FTFM service offering that were previously considered reasonably certain to be exercised have been removed from the future operating lease payments at September 30, 2019.

Under ASC 840, future minimum lease payments as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Capital Leases
2019	$35.8	$6.9
2020	25.7	0.2
2021	14.9	—
2022	8.4	—
2023	6.8	—
2024 and thereafter	12.7	—
Total	$104.3	7.1
Amount representing interest		(0.2)
Present value of minimum lease payments		6.9
Current maturities		(6.7)
Long-term capital lease obligations		$0.2

As of September 30, 2019, we had additional leases that had not yet commenced of $3.5 million. These leases will commence during the remainder of 2019 and have lease terms of four months to five years.

The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of September 30, 2019 and January 1, 2019, as follows:

(in millions)	September 30, 2019	January 1, 2019
Transportation equipment	$19.9	$19.9
Real property	0.8	0.8
Other property	1.5	0.6
Accumulated amortization	(13.1)	(11.2)
Total	$9.1	$10.1

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

As of September 30, 2019 and January 1, 2019, the investment in lease receivables was as follows:

	September 30, 2019	January 1, 2019
Future minimum payments to be received on leases	$146.9	$140.0
Guaranteed residual lease values	138.2	151.0
Total minimum lease payments to be received	285.1	291.0
Unearned income	(33.3)	(28.7)
Net investment in leases	251.8	262.3

Current maturities of lease receivables	126.1	129.6
Less—allowance for doubtful accounts	(0.6)	(0.5)
Current portion of lease receivables—net of allowance	125.5	129.1

Lease receivables—noncurrent	$126.3	$133.2

The amounts to be received on lease receivables as of September 30, 2019 were as follows:

(in millions)	September 30, 2019
Remaining 2019	$35.8
2020	142.8
2021	75.7
2022	30.6
2023	0.2
2024 and thereafter	—
Total undiscounted lease cash flows	285.1
Amount representing interest	(33.3)
Present value of lease receivables	251.8
Current lease receivables, net of allowance	(125.5)
Long-term lease receivable	$126.3

Leases are generally placed on nonaccrual status (nonaccrual of interest and other fees) when a payment becomes 90 days past due or upon receipt of notification of bankruptcy, upon the death of a customer, or in other instances in which management concludes collectability is not reasonably assured. The accrual of interest and other fees is resumed when all payments are less than 60 days past due. At September 30, 2019, there were $0.3 million of lease payments greater than 90 days past due. The terms of the lease agreements generally give us the ability to take possession of the underlying asset in the event of default. We may incur credit losses in excess of recorded allowances if the full amount of any anticipated proceeds from the sale or re-lease of the asset supporting the third party’s financial obligation is not realized. Repossession and estimated reconditioning costs are recorded in the consolidated statements of comprehensive income in the period incurred.

Our lease payments primarily include base rentals and guaranteed residual values. In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the three and nine months ended September 30, 2019. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019	2019
Revenue	$50.9	$159.8
Cost of goods sold	(46.8)	(144.0)
Operating profit	$4.1	$15.8

Interest income on lease receivable	$7.0	$20.4
Initial direct cost incurred	—	—

The amounts to be received on lease receivables as of December 31, 2018 under ASC 840 were as follows:

(in millions)	December 31, 2018
2019	$149.0
2020	112.7
2021	29.0
2022	0.3
2023	—
2024 and thereafter	—
Total	$291.0

3. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service, and each type of service is further described below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2019	2018	2019	2018
Transportation	$1,093.9	$1,175.0	$3,297.7	$3,362.9
Logistics management	32.3	57.7	120.1	163.7
Other	57.7	47.4	172.9	128.8
Total operating revenues	$1,183.9	$1,280.1	$3,590.7	$3,655.4

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

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of date shown:

Remaining Performance Obligations (in millions)	September 30, 2019
Expected to be recognized within one year
Transportation	$10.5
Logistics Management	8.6
Expected to be recognized after one year
Transportation	1.3
Logistics Management	6.9
Total	$27.3

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	September 30, 2019	December 31, 2018
Other current assets - Contract assets	$25.8	$21.7
Other current liabilities - Contract liabilities	—	—

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

In connection with the June 1, 2016 acquisition of WSL, a contingent payment arrangement based on the achievement of specified earnings targets was in place for three consecutive 12-month periods after the closing, with the aggregate payment total not to exceed $40.0 million. No payments were made under the agreement which expired June 30, 2019, and the balance as of December 31, 2018 was zero.

Our ownership interest in PSI discussed in Note 5, Investments, was valued based on Level 3 inputs.

There were no transfers between levels for the periods shown.

Fair Value of Other Financial Instruments

The recorded value of cash, trade accounts receivable, lease receivables, and trade accounts payable approximates fair value.

The table below presents the carrying value of our debt portfolio along with the fair value of a fixed-rate debt portfolio with similar terms and maturities, which is based on borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

	September 30, 2019		December 31, 2018
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate debt portfolio	$401.3	$408.9	$405.0	$398.4

5. INVESTMENTS

Marketable Securities
Our marketable securities are classified as available for sale and carried at fair value in current assets on the consolidated balance sheets. Our portfolio of securities has maturities ranging from 3 to 81 months. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive loss on the consolidated balance sheets, unless we determine that an unrealized loss is other-than-temporary. If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings. We did not have any other-than-temporary impairments for either of the periods ended September 30, 2019 and 2018. Cost basis is determined using the specific identification method.

The following table presents the values of our marketable securities as of the dates shown:

	September 30, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Zero coupon bonds	$2.0	$2.0	$3.9	$3.9
U.S. treasury and government agencies	19.0	19.0	20.0	19.8
Asset-backed securities	0.1	0.1	0.1	0.1
Corporate debt securities	14.1	14.5	15.1	15.0
State and municipal bonds	11.6	11.8	12.5	12.5
Total marketable securities	$46.8	$47.4	$51.6	$51.3

Gross realized gains and losses on marketable securities were not material for the three and nine months ended September 30, 2019 and 2018. Gross unrealized gains and losses on marketable securities were not material for the periods ended September 30, 2019, and December 31, 2018.

Ownership Interest in Platform Science, Inc.
In 2018, we acquired a 30% ownership interest in PSI in exchange for granting PSI a non-exclusive license to our proprietary telematics mobile software that was developed to enable driver productivity and ensure regulatory compliance. Our ownership interest in PSI is being accounted for under ASC 321, Investments - Equity Securities and is recorded at fair value in other noncurrent assets on the consolidated balance sheets. The fair value of the ownership interest as of December 31, 2018 was determined to be $3.5 million through an independent valuation. As of September 30, 2019, there have been no transactions that would indicate that the value of our ownership interest in PSI changed.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. Changes in the carrying amount of goodwill were as follows:

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2018	$138.2	$14.2	$9.8	$162.2
Goodwill impairment charge	(34.6)	—	—	(34.6)
Foreign currency translation	—	—	(0.3)	(0.3)
Balance at September 30, 2019	$103.6	$14.2	$9.5	$127.3

At September 30, 2019 and December 31, 2018, we had accumulated goodwill impairment charges of $42.6 million and $8.0 million, respectively.

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

A triggering event occurred during the second quarter of 2019 as results from our FTFM reporting unit continued to be less than projected, despite sustained investments and operational changes designed to improve efficiencies. Because of this triggering event, an impairment test was performed for the FTFM reporting unit. As a result of the testing performed, an impairment loss of $34.6 million was recorded for our FTFM reporting unit as the discounted cash flows expected to be generated by this reporting unit were not sufficient to recover its carrying value. This represents all of the goodwill related to the FTFM reporting unit.

The identifiable intangible assets other than goodwill listed below are included in capitalized software and other noncurrent assets on the consolidated balance sheets.

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance at September 30, 2019
Customer lists	$1.1	$1.1	$—
Trade name	—	—	—
Total intangible assets	1.1	1.1	—

Balance at December 31, 2018
Customer lists	10.5	3.5	7.0
Trade name	1.4	1.2	0.2
Total intangible assets	$11.9	$4.7	$7.2

As part of the shutdown of our FTFM service offering in the third quarter of 2019, we wrote-off the gross carrying amount of the customer lists and trade name obtained through the WSL acquisition. An impairment charge of $6.5 million was recorded for the unamortized value of the customer lists in the three months ended September 30, 2019. The impairment charge is included in the consolidated statements of comprehensive income within restructuring charges. Refer to Note 13, Restructuring Charges, for additional details.

Amortization expense for intangible assets was $0.1 million and $0.3 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

7. DEBT AND CREDIT FACILITIES

As of September 30, 2019 and December 31, 2018, debt included the following:

(in millions)	September 30, 2019	December 31, 2018
Unsecured senior notes: principal payable at maturities ranging from 2019 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.36% for both 2019 and 2018	$400.0	$400.0
Equipment financing notes: principal and interest payable in monthly installments through 2019; weighted average interest rate of 3.98% and 3.72% for 2019 and 2018, respectively	1.3	5.0
Total principal outstanding	401.3	405.0
Current maturities	(96.2)	(45.0)
Debt issuance costs	(0.5)	(0.6)
Long-term debt	$304.6	$359.4

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of September 30, 2019 or December 31, 2018. Standby letters of credit under this agreement amounted to $3.9 million at September 30, 2019 and December 31, 2018 and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at September 30, 2019 or December 31, 2018. At September 30, 2019 and December 31, 2018, standby letters of credit under this agreement amounted to $70.3 million and $65.3 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

8. INCOME TAXES

Our effective income tax rate was 26.2% and 25.8% for the three months ended September 30, 2019 and 2018, respectively, and 25.3% and 25.8% for the nine months ended September 30, 2019 and 2018, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimate of nontaxable and nondeductible items of income and expense.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$19.7	$70.7	$91.1	$184.1

Denominator:
Weighted average common shares outstanding	177.1	177.0	177.1	177.0
Effect of dilutive restricted share units	0.2	0.2	0.2	0.2
Weighted average diluted common shares outstanding	177.3	177.2	177.3	177.2

Basic earnings per common share	$0.11	$0.40	$0.51	$1.04
Diluted earnings per common share	0.11	0.40	0.51	1.04

The calculation of diluted earnings per share for the three and nine months ended September 30, 2019 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In October of 2019, our Board of Directors declared a quarterly cash dividend for the fourth fiscal quarter of 2019 in the amount of $0.06 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 13, 2019 and is expected to be paid on January 9, 2020.

10. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of the following: restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“Performance Shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options.

During the three months ended September 30, 2019, we recognized a net benefit of $2.4 million for our share based compensation plans due to the reduction in the anticipated payout of performance-based awards. There was no share-based compensation expense for the nine months ended September 30, 2019. Share-based compensation expense was $2.1 million and $6.3 million for the three and nine months ended September 30, 2018, respectively. We recognize share-based compensation expense over the awards' vesting period. As of September 30, 2019, we had $11.3 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted-average period of 2.7 years.

The Black-Scholes valuation model is used by the Company to determine the grant date fair value of option awards. The Company uses its stock price on the grant date as the fair value assigned to the restricted shares, RSUs, performance shares, and PSUs. Performance shares and PSUs are earned based on attainment of threshold performance of return on capital and earnings or net income targets.

11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business we become involved in certain legal matters and investigations including liability claims, taxes other than income taxes, contract disputes, employment, and other litigation matters. We accrue for anticipated costs to resolve matters that are probable and estimable. We believe the outcomes of these matters will not have a material impact on our business or our consolidated financial statements.

We record liabilities for claims accruals based on our best estimate of expected losses. The primary claims arising for the Company consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers' compensation and cargo liability claims. We maintain insurance with licensed insurance carriers above the amounts in which we self-insure. We review our accruals periodically to ensure that the aggregate amounts of our accruals are appropriate at any period after consideration of available insurance coverage. Although it is possible that our claims accruals will change based on future developments, we do not believe these changes will be material to our results of operations considering our insurance coverage and other factors.

At September 30, 2019, our firm commitments to purchase transportation equipment totaled approximately $278.1 million.

The representative of the former owners of WSL has filed a lawsuit in the Delaware Court of Chancery which alleges that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operations of the business, and as a result, the former owners claim they are entitled to an additional payment of $40.0 million. For additional information on this contingent payment see Note 4, Fair Value. A trial date has been set for April 2020. We believe that we have strong defenses to this claim. A judgment by the Court against us could have a material adverse effect on our results of operations.

12. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

As of December 31, 2018, our operating segments within the Truckload reportable segment were VTL, FTFM, and Bulk. On July 29, 2019 the Board of Directors approved a structured shutdown of our FTFM service offering, which was included within our FTFM operating segment. Once the shutdown of the FTFM service offering is complete, there will be two operating segments within the Truckload reportable segment, VTL and Bulk.

The CODM reviews revenues for each operating segment without the inclusion of fuel surcharge revenues. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. Income from operations at a segment level reflects the measures presented to the CODM for each segment.

Separate balance sheets are not prepared by segment, and, as a result, assets are not separately identifiable by segment. All transactions between reporting segments are eliminated in consolidation.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which includes revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $20.8 million and $20.7 million for the three months ended September 30, 2019 and 2018, respectively, and $66.8 million and $62.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Revenues by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Truckload	$515.6	$566.9	$1,582.3	$1,685.0
Intermodal	249.2	254.4	746.6	688.0
Logistics	236.1	271.8	707.0	743.7
Other	94.3	83.9	290.0	237.0
Fuel surcharge	114.2	134.9	350.2	385.8
Inter-segment eliminations	(25.5)	(31.8)	(85.4)	(84.1)
Operating revenues	$1,183.9	$1,280.1	$3,590.7	$3,655.4

Income (Loss) from Operations by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Truckload (1)	$(12.5)	$54.4	$18.6	$162.2
Intermodal	25.1	36.1	75.5	90.7
Logistics	9.9	13.0	29.4	31.2
Other	6.5	(5.6)	6.2	(26.9)
Income from operations	$29.0	$97.9	$129.7	$257.2
(1) Included within Truckload (loss) income from operations for the three and nine months ended September 30, 2019 were $50.4 million of restructuring charges associated with the shutdown of the FTFM service offering and an $11.5 million impairment on assets held for sale related to an agreement the Company signed in the third quarter of 2019 to sell tractors in the fourth quarter. The impairment on assets held for sale was recorded within operating supplies and expenses in the consolidated statements of comprehensive income. An additional $34.6 million goodwill impairment charge related to the FTFM reporting unit was recorded within Truckload income from operations for the nine months ended September 30, 2019.

Depreciation and Amortization Expense by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Truckload	$53.2	$52.6	$161.5	$157.3
Intermodal	11.3	10.3	33.2	29.0
Logistics	0.2	0.1	0.5	0.3
Other	9.4	10.3	27.2	30.3
Depreciation and amortization expense	$74.1	$73.3	$222.4	$216.9

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

Increase (Decrease) in Revenues (excluding fuel surcharge) by Segment	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018	2018
Truckload	$1.9	$—
Intermodal	2.3	7.0
Logistics	3.1	4.5
Other	(7.3)	(11.5)
Total	$—	$—

Increase (Decrease) in Income (Loss) from Operations by Segment	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2018	2018
Truckload	$1.3	$(0.6)
Intermodal	—	2.0
Logistics	0.5	0.8
Other	(1.8)	(2.2)
Total	$—	$—

13. RESTRUCTURING CHARGES

On July 29, 2019 the Company’s Board of Directors approved a structured shutdown of its FTFM service offering within its Truckload reporting segment which was substantially complete as of August 31, 2019. As part of the shutdown, $50.4 million of restructuring charges were incurred during the third quarter of 2019. Combined with anticipated future shutdown costs, the Company will be at the lower end of its estimated range of $50.0 million to $75.0 million. All of the restructuring charges were recorded within our Truckload reporting segment. Pre-tax losses of our FTFM service offering were $8.9 million and $9.7 million for the three months ended September 30, 2019 and 2018, respectively and $34.2 million and $19.3 million for the nine months ended September 30, 2019 and 2018, respectively.

The costs associated with the shutdown are presented separately on the consolidated statements of comprehensive income within restructuring charges and are summarized in the following table for the three and nine months ended September 30, 2019:

(in millions)	September 30, 2019
Impairment charges	$35.7
Receivables write-down	7.6
Other costs	7.1
Total restructuring charges	$50.4

As part of our assessment of impairment charges during the quarter ended September 30, 2019, we recorded at fair value $50.6 million of transportation equipment using market data and $13.6 million of right-of-use lease assets using discounted cash flow analyses. As a result of the above, we utilized level 3 inputs in calculating the fair value. These assets, less the cost to sell, are recorded within prepaid expenses and other current assets and other noncurrent assets, respectively, on the consolidated balance sheets as of September 30, 2019.

As of December 31, 2018 and September 30, 2019, FTFM restructuring liabilities are classified as current liabilities on the consolidated balance sheets and balances are as follows:

(in millions)	Restructuring Liabilities
Balance at December 31, 2018	$—
Restructuring charges	7.1
Cash payments	(5.2)
Balance at September 30, 2019	$1.9

The required criteria, as defined by ASC 360, Property, Plant and Equipment, was satisfied as part of the shutdown of our FTFM service offering for reclassification of related transportation equipment into assets held for sale. The following table presents information on assets held for sale as of December 31, 2018 and September 30, 2019 within our Truckload segment. As of September 30, 2019, $50.6 million of the assets held for sale balance relates to the shutdown of our FTFM service offering. Assets held for sale, net of impairment, are included in prepaid expenses and other current assets in the consolidated balance sheets.

(in millions)	September 30, 2019	December 31, 2018
Truckload	$119.2	$19.5

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

Our truckload services include standard long-haul and regional shipping services primarily using dry van equipment, bulk, temperature-controlled, and customized solutions for high-value, time-sensitive loads. These services are executed through either for-hire or dedicated contracts. FTFM residential and retail store delivery services were also provided into the third quarter of 2019, when that service offering was shut down.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2019	2018	2019	2018
Operating revenues	$1,183.9	$1,280.1	$3,590.7	$3,655.4
Revenues (excluding fuel surcharge) (1)	1,069.7	1,145.2	3,240.5	3,269.6
Income from operations	29.0	97.9	129.7	257.2
Adjusted income from operations (2)	79.4	97.9	214.7	263.0
Operating ratio	97.6%	92.4%	96.4%	93.0%
Adjusted operating ratio (3)	92.6%	91.5%	93.4%	92.0%
Net income	$19.7	$70.7	$91.1	$184.1
Adjusted net income (4)	57.2	70.7	154.4	188.4

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

Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Operating revenues	$1,183.9	$1,280.1	$3,590.7	$3,655.4
Less: Fuel surcharge revenues	114.2	134.9	350.2	385.8
Revenues (excluding fuel surcharge)	$1,069.7	$1,145.2	$3,240.5	$3,269.6

Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Income from operations	$29.0	$97.9	$129.7	$257.2
Litigation (1)	—	—	—	5.8
Goodwill impairment (2)	—	—	34.6	—
Restructuring charges (3)	50.4	—	50.4	—
Adjusted income from operations	$79.4	$97.9	$214.7	$263.0

(1)	Costs associated with the settlement of a lawsuit that challenged Washington State labor law compliance during 2018.

(2)	A full impairment of FTFM's goodwill was recorded in the second quarter of 2019.

(3)	Costs associated with the shutdown of the FTFM service offering. Refer to Note 13, Restructuring Charges, for additional details.

Adjusted operating ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2019	2018	2019	2018
Total operating expenses	$1,154.9	$1,182.2	$3,461.0	$3,398.2
Divide by: Operating revenues	1,183.9	1,280.1	3,590.7	3,655.4
Operating ratio	97.6%	92.4%	96.4%	93.0%

Total operating expenses	$1,154.9	$1,182.2	$3,461.0	$3,398.2
Adjusted for:
Fuel surcharge revenues	(114.2)	(134.9)	(350.2)	(385.8)
Litigation	—	—	—	(5.8)
Goodwill impairment	—	—	(34.6)	—
Restructuring charges	(50.4)	—	(50.4)	—
Adjusted total operating expenses	$990.3	$1,047.3	$3,025.8	$3,006.6

Operating revenues	$1,183.9	$1,280.1	$3,590.7	$3,655.4
Less: Fuel surcharge revenues	114.2	134.9	350.2	385.8
Revenues (excluding fuel surcharge)	$1,069.7	$1,145.2	$3,240.5	$3,269.6

Adjusted operating ratio	92.6%	91.5%	93.4%	92.0%

Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income	$19.7	$70.7	$91.1	$184.1
Litigation	—	—	—	5.8
Goodwill impairment	—	—	34.6	—
Restructuring charges	50.4	—	50.4	—
Income tax effect of non-GAAP adjustments(1)	(12.9)	—	(21.7)	(1.5)
Adjusted net income	$57.2	$70.7	$154.4	$188.4

(1)	Tax impacts are calculated using the applicable consolidated federal and state effective tax rate, modified to remove the impact of discrete tax adjustments.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Income

Net income decreased $51.0 million, approximately 72%, in the third quarter of 2019 compared to the same quarter in 2018, primarily due to pretax charges of $50.4 million for restructuring associated with the shutdown of the Company's FTFM service offering and an $11.5 million pretax impairment of held for sale assets related to an agreement signed in the third quarter of 2019 to sell tractors in the fourth quarter. In addition, freight volumes declined in 2019 due to lower demand. Adjusted net income decreased $13.5 million, approximately 19%.

Revenues

Enterprise operating revenues decreased $96.2 million, approximately 8%, in the third quarter of 2019 compared to the same quarter in 2018.

Factors contributing to the decrease were as follows:

•
a $51.3 million decrease in our Truckload segment revenues (excluding fuel surcharge) resulting from reduced Truckload volume largely due to lower demand and a decrease of approximately $22.0 million related to the shutdown of the FTFM service offering (which was substantially complete as of the end of August 2019), that will continue for the remainder of 2019;

•
a $35.7 million decrease in our Logistics segment revenues (excluding fuel surcharge) primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019 combined with lower revenue per order within brokerage due to a compression in rates, partially offset by an 11% increase in brokerage volumes;

•	a $20.7 million decrease in fuel surcharge revenues primarily related to decreased volumes; and

•	a $5.2 million decrease in our Intermodal segment revenues (excluding fuel surcharge) due to a decrease in order volume, partially offset by improved revenue per order.

The above factors were partially offset by a $9.6 million increase in revenues from equipment sales by our leasing business under sales-type leases.

Enterprise revenues (excluding fuel surcharge) decreased $75.5 million, approximately 7%.

Income from Operations and Operating Ratio

Enterprise income from operations decreased $68.9 million, approximately 70%, in the third quarter of 2019 compared to the same quarter in 2018, primarily due to $50.4 million of restructuring charges associated with the shutdown of the FTFM service offering and an $11.5 million impairment of assets held for sale. Lower demand also negatively impacted profitability, but decreases were partially offset by reduced performance-based incentive compensation, driver related costs, and other variable costs. Adjusted income from operations decreased $18.5 million, approximately 19%.

Enterprise operating ratio weakened on both a GAAP and an adjusted basis. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense fluctuations are described below.

•
Purchased transportation costs decreased $9.4 million, or 2%, quarter over quarter driven by lower rates in our Logistics segment, a reduction of FTFM costs given the mid-quarter shutdown of the service offering, and a 4% decline in Intermodal order volume. This was partially offset by an increase in various Intermodal third-party costs, including rail, and increased order volume of 11% within our brokerage business.

•
Salaries, wages, and benefits decreased $59.9 million, or 19%, quarter over quarter, largely due to the elimination of salaries, wages, and benefits associated with warehouse management operations insourced by an import/export customer in April 2019, the shutdown of the FTFM service offering, and other cost savings initiatives. We expect to see continued favorability year over year in salaries, wages, and benefits as a result of these changes. Lower performance-based incentive compensation, driver pay, and Company benefit costs also contributed to the decrease. Salaries, wages, and benefits decreased 3% quarter over quarter on a percentage of revenues basis.

•
Fuel and fuel taxes for our company trucks decreased $16.8 million, or 19%, quarter over quarter, driven by a 5% decrease in company driver miles and a decrease in cost per gallon. A portion of the decline in company driver miles is attributable to the shutdown of the FTFM service offering. Decreased company driver miles were partially offset by increased owner-operator miles, which do not impact company fuel costs. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•
Operating supplies and expenses increased $15.6 million, or 13%, quarter over quarter driven by an $11.5 million impairment charge recorded on assets held for sale related to an agreement signed in the third quarter of 2019 to sell tractors in the fourth quarter and growth in equipment sales under sales-type leases by our leasing business resulting in higher cost of goods sold of $10.4 million. Increases in equipment losses and software subscription costs were partially offset by a combined $11.4 million decrease in temporary worker pay due to insourcing by one of our import/export customers in April 2019 and reduced maintenance and parts spend attributable to less company driver miles, cost savings initiatives, and younger age of fleet.

•	Other general expenses decreased $8.3 million, or 23%, quarter over quarter primarily as a result of reduced driver recruiting and training costs associated with cost savings initiatives.

•
Restructuring charges increased $50.4 million quarter over quarter due to the recording of impairment charges, write-down of receivables, and other costs associated with the shutdown of the FTFM service offering. Refer to Note 13, Restructuring Charges, for additional details.

Segment Contributions to Results of Operations

The following tables summarize revenue and income (loss) from operations by segment:

	Three Months Ended September 30,
Revenues by Segment (in millions)	2019	2018
Truckload	$515.6	$566.9
Intermodal	249.2	254.4
Logistics	236.1	271.8
Other	94.3	83.9
Fuel surcharge	114.2	134.9
Inter-segment eliminations	(25.5)	(31.8)
Operating revenues	$1,183.9	$1,280.1

	Three Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2019	2018
Truckload	$(12.5)	$54.4
Intermodal	25.1	36.1
Logistics	9.9	13.0
Other	6.5	(5.6)
Income from operations	29.0	97.9
Adjustments:
Restructuring charges	50.4	—
Adjusted income from operations	$79.4	$97.9

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

•
Dedicated specialty - Transportation services with equipment devoted to customers under long-term contracts utilizing bulk, temperature controlled, flatbed, straight truck, and other specialty equipment.

•	For-hire standard - Transportation services of one-way shipments utilizing standard dry van trailing equipment.

•	For-hire specialty - Transportation services of one-way shipments utilizing bulk, temperature controlled, flatbed, straight truck, and other specialty equipment.

	Three Months Ended September 30,
	2019	2018
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$82.3	$81.2
Average trucks (2) (3)	1,807	1,671
Revenue per truck per week (4)	$3,515	$3,792
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$93.4	$95.9
Average trucks (2) (3)	2,100	2,107
Revenue per truck per week (4)	$3,433	$3,551
For-hire standard
Revenues (excluding fuel surcharge) (1)	$291.4	$306.3
Average trucks (2) (3)	6,003	6,094
Revenue per truck per week (4)	$3,746	$3,921
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$48.9	$81.6
Average trucks (2) (3)	1,009	1,521
Revenue per truck per week (4)	$3,746	$4,180
Total Truckload
Revenues (excluding fuel surcharge) (6)	$515.6	$566.9
Average trucks (2) (3)	10,919	11,393
Revenue per truck per week (4)	$3,648	$3,868
Average company trucks (3)	7,998	8,634
Average owner-operator trucks (3)	2,921	2,759
Trailers	35,612	38,026
Operating ratio (5)	102.4%	90.4%

(1)	Revenues (excluding fuel surcharge), in millions, exclude revenue in-transit.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(6)	Revenues (excluding fuel surcharge), in millions, include revenue in-transit at the operating segment level, and therefore does not sum with amounts presented above.

Truckload revenues (excluding fuel surcharge) decreased $51.3 million, approximately 9%, in the third quarter of 2019 compared to the same quarter in 2018. Both volume and price declined quarter over quarter with the decrease in volume having the largest impact. Decreased volume of 9% was the result of lower demand compared to the third quarter of 2018 and the shutdown of our FTFM service offering in the third quarter of 2019. Fewer premium and promotional revenue opportunities contributed to the decline in price. Revenue per truck per week decreased $220, or 6%, quarter over quarter as a result of lower productivity.

Truckload income from operations decreased $66.9 million, approximately 123%, in the third quarter of 2019 compared to the same quarter in 2018 due mainly to $50.4 million of restructuring charges related to the shutdown of our FTFM service offering and an $11.5 million non-cash charge resulting from the impairment of assets held for sale. The decline in Truckload volume noted above also contributed to the decrease in income from operations but was partially offset by a reduction in driver and maintenance costs due to less company driver miles, cost savings initiatives, and younger age of fleet compared to the third quarter of 2018.

Intermodal
The following table presents our key performance indicators for our Intermodal segment for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Orders (1)	110,721	115,936
Containers	23,014	21,288
Trucks (2)	1,544	1,482
Revenue per order (3)	$2,259	$2,175
Operating ratio (4)	89.9%	85.8%

(1)	Based on delivered orders.

(2)	Includes company trucks and owner-operator trucks at the end of the period.

(3)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes.

(4)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) decreased $5.2 million, approximately 2%, in the third quarter of 2019 compared to the same quarter in 2018. Revenue per order increased 4% due in part to 2018 contract carry-over, 2019 contract renewals and increased length of haul, but was offset by a decrease in orders of 4%. The decrease in orders was largely the result of lower volumes in the overall domestic intermodal freight market.

Intermodal income from operations decreased $11.0 million, approximately 30%, in the third quarter of 2019 compared to the same quarter in 2018 primarily due to reduced volume and increases in purchased transportation costs.

Logistics
The following table presents our key performance indicators for our Logistics segment for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Operating ratio (1)	95.8%	95.2%
Brokerage revenues as a percentage of Logistics revenues (2)	86.9%	79.1%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(2)	Revenues (excluding fuel surcharge), in millions, including revenue in-transit.

Logistics revenues (excluding fuel surcharge) decreased $35.7 million, approximately 13%, in the third quarter of 2019 compared to the same quarter in 2018. This decrease was primarily the result of warehouse management functions being insourced by one of the Company's import/export customers in April 2019. In addition, reduced revenue per order was partially offset by brokerage volume growth of 11% compared to the same quarter in 2018.

Logistics income from operations decreased $3.1 million, approximately 24%, in the third quarter of 2019 compared to the same quarter in 2018, primarily due to compressed net revenue in brokerage.

Other
Included in Other was income from operations of $6.5 million in the third quarter of 2019, compared to a loss of $5.6 million in the same quarter in 2018. The $12.1 million change was driven by a decrease in performance-based incentive compensation due to a decline in Enterprise results.

Other Income (Expense)
Other expense decreased $0.3 million, approximately 12%, in the third quarter of 2019 compared to the same quarter in 2018 due primarily to a $0.5 million increase in interest income and a $0.4 million decrease in interest expense partially offset by a $0.6 million decrease in net foreign currency gains.

Income Tax Expense
Our provision for income taxes decreased $17.6 million, approximately 72%, in the third quarter of 2019 compared to the same quarter in 2018 due to lower taxable income. The effective income tax rate was 26.2% for the three months ended September 30, 2019 compared to 25.8% for the same period last year.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Income
Net income decreased $93.0 million, approximately 51%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to pretax restructuring and goodwill impairment charges associated with the FTFM service offering of $50.4 million and $34.6 million, respectively, and an $11.5 million pretax impairment of held for sale assets. In addition, Truckload freight volume declined in 2019 due to lower demand. Adjusted net income decreased $34.0 million, approximately 18%.

Revenues
Enterprise operating revenues decreased $64.7 million, approximately 2%, in the nine months ended September 30, 2019 compared to the same period in 2018.
Factors contributing to the decreases in revenues were as follows:

•
a $102.7 million decrease in Truckload revenues (excluding fuel surcharge) resulting from reduced Truckload volume due to lower market demand and the shutdown of the FTFM service offering (which was substantially complete as of the end of August 2019), that will continue for the remainder of 2019;

•	a $35.6 million decrease in fuel surcharge revenues primarily related to decreased Truckload volumes; and

•
a $36.7 million decrease in Logistics revenues (excluding fuel surcharge) primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019 combined with lower revenue per order within brokerage due to a compression in revenue per order, partially offset by a 15% increase in brokerage volumes.

The above factors were partially offset by:

•	a $58.6 million increase in our Intermodal segment revenues (excluding fuel surcharge) primarily due to improved revenue per order and an increase in order volume; and

•	a $48.5 million increase in revenues from equipment sales by our leasing business under sales-type leases.

Enterprise revenues (excluding fuel surcharge) decreased $29.1 million, approximately 1%.

Income from Operations and Operating Ratio
Enterprise income from operations decreased $127.5 million, approximately 50%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to $50.4 million of restructuring charges associated with the shutdown of the FTFM service offering, a $34.6 million FTFM goodwill impairment, and an increase in FTFM operating losses, as operating losses exceeded prior year by $14.5 million. Additionally, an $11.5 million impairment of held for sale assets and lower demand negatively impacted profitability but were partially offset by reduced performance-based incentive compensation and Company benefits, driver related costs, and other variable costs.

Adjusted income from operations decreased $48.3 million, approximately 18%.

Enterprise operating ratio weakened on both a GAAP basis and an adjusted basis. Our operating ratio can be negatively impacted when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Key operating expense fluctuations are described below.

•
Purchased transportation costs increased $57.0 million, or 4%, period over period. An increase in various Intermodal third-party costs, including rail, combined with order volume growth in our Logistics segment of 15% resulted in higher purchased transportation. This was partially offset by a decrease in purchased transportation cost per order within our Logistics segment based on additional carrier capacity in 2019 which led to the compression of carrier rates. The shutdown of the FTFM service offering, which was substantially complete as of August 2019, also contributed to the reduction of purchased transportation.

•
Salaries, wages, and benefits decreased $86.6 million, or 9%, period over period, largely due to the elimination of salaries, wages, and benefits associated with warehouse management operations insourced by an import/export customer in April 2019, the shutdown of the FTFM service offering, and other cost savings initiatives. We expect to see continued favorability year over year in salaries, wages, and benefits as a result of these changes. Lower performance-based incentive compensation, Company benefit costs, and driver pay also contributed to the decrease. Salaries, wages, and benefits decreased 2% period over period on a percentage of revenues basis.

•
Fuel and fuel taxes for our company trucks decreased $38.7 million, or 15%, period over period, driven by a 7% decrease in company driver miles and a decrease in cost per gallon. A portion of the decline in company driver miles is attributable to the shutdown of the FTFM service offering. Decreased company driver miles were partially offset by increased owner-operator miles, which do not impact company fuel costs. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•
Depreciation and amortization increased $5.5 million, or 3%, period over period, primarily due to replacement tractors to achieve a younger age of fleet and prior year's investment in chassis and containers to support our Intermodal segment. Continuing to invest in replacement tractors is an important part of our strategic plan as it contributes to reduced maintenance and fuel costs and improves the overall driver experience.

•
Operating supplies and expenses increased $54.1 million, or 15%, period over period. The increase was mainly due to an increase in equipment sales under sales-type leases by our leasing business, resulting in higher cost of goods sold of $44.3 million, and an $11.5 million impairment charge recorded on assets held for sale related to an agreement signed in the third quarter of 2019 to sell tractors in the fourth quarter. Software subscription costs and Intermodal rail yard ramp storage expenses also increased compared to 2018. Increases in the above costs were offset by a combined $16.2 million decrease in temporary worker pay due to insourcing of one of our import/export customers in April 2019 and reduced maintenance and parts spend attributable to less company driver miles, cost savings initiatives, and younger age of fleet.

•	Insurance and related expenses increased $8.6 million, or 12%, period over period. The increase was predominately due to an increase in the severity of auto losses and related insurance premiums.

•
Other general expenses decreased $22.1 million, or 20%, period over period as a result of decreased driver recruiting and training costs associated with cost savings initiatives, a $5.8 million decrease in litigation costs, and lower professional service fees of $3.1 million.

•
Restructuring charges increased $50.4 million period over period due to the recording of impairment charges, write-down of receivables, and other costs associated with the shutdown of the FTFM service offering. Refer to Note 13, Restructuring Charges, for additional details.

Segment Contributions to Results of Operations

The following tables summarize revenue and income (loss) from operations by segment:

	Nine Months Ended September 30,
Revenues by Segment (in millions)	2019	2018
Truckload	$1,582.3	$1,685.0
Intermodal	746.6	688.0
Logistics	707.0	743.7
Other	290.0	237.0
Fuel surcharge	350.2	385.8
Inter-segment eliminations	(85.4)	(84.1)
Operating revenues	$3,590.7	$3,655.4

	Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2019	2018
Truckload	$18.6	$162.2
Intermodal	75.5	90.7
Logistics	29.4	31.2
Other	6.2	(26.9)
Income from operations	129.7	257.2
Adjustments:
Litigation	—	5.8
Goodwill impairment	34.6	—
Restructuring charges	50.4	—
Adjusted income from operations	$214.7	$263.0

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

•
Dedicated specialty - Transportation services with equipment devoted to customers under long-term contracts utilizing bulk, temperature controlled, flatbed, straight truck, and other specialty equipment.

•	For-hire standard - Transportation services of one-way shipments utilizing standard dry van trailing equipment.

•	For-hire specialty - Transportation services of one-way shipments utilizing bulk, temperature controlled, flatbed, straight truck, and other specialty equipment.

	Nine Months Ended September 30,
	2019	2018
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$250.8	$237.7
Average trucks (2) (3)	1,806	1,637
Revenue per truck per week (4)	$3,607	$3,780
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$281.9	$304.5
Average trucks (2) (3)	2,132	2,279
Revenue per truck per week (4)	$3,435	$3,478
For-hire standard
Revenues (excluding fuel surcharge) (1)	$859.9	$901.2
Average trucks (2) (3)	6,079	6,096
Revenue per truck per week (4)	$3,674	$3,848
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$188.4	$241.6
Average trucks (2) (3)	1,304	1,551
Revenue per truck per week (4)	$3,752	$4,052
Total Truckload
Revenues (excluding fuel surcharge) (6)	$1,582.3	$1,685.0
Average trucks (2) (3)	11,321	11,563
Revenue per truck per week (4)	$3,628	$3,793
Average company trucks (3)	8,433	8,833
Average owner-operator trucks (3)	2,888	2,730
Trailers	35,612	38,026
Operating ratio (5)	98.8%	90.4%

(1)	Revenues (excluding fuel surcharge), in millions, exclude revenue in-transit.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(6)	Revenues (excluding fuel surcharge), in millions, include revenue in-transit at the operating segment level, and therefore does not sum with amounts presented above.

Truckload revenues (excluding fuel surcharge) decreased $102.7 million, approximately 6%, in the nine months ended September 30, 2019 compared to the same period in 2018. A decline in volume of 8% was partially offset by a 2% increase in price. Decreased volume was the result of a decrease in demand which drove lower productivity, as well as the shutdown of our FTFM service offering in the third quarter of 2019. Price increased period over period due to contract carry-over and 2019 rate renewals, despite fewer promotional and premium revenue opportunities. Revenue per truck per week decreased $165, or 4%, period over period as a result of lower productivity driven primarily by lower freight volumes.

Truckload income from operations decreased $143.6 million, approximately 89%, in the nine months ended September 30, 2019 compared to the same period in 2018. This decrease was primarily due to $50.4 million of restructuring charges related to the shutdown of our FTFM service offering, the $34.6 million FTFM goodwill impairment, an additional $14.5 million in operating losses within FTFM through the third quarter of 2019 compared to the same period in 2018, and the $11.5 million non-cash charge resulting from the impairment of assets held for sale. Lower volumes, as discussed above, also contributed to the decrease but were partially offset by a reduction in driver and maintenance related costs.

Intermodal
The following table presents our key performance indicators for our Intermodal segment for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Orders (1)	329,505	329,014
Containers	23,014	21,288
Trucks (2)	1,544	1,482
Revenue per order (3)	$2,258	$2,070
Operating ratio (4)	89.9%	86.8%

(1)	Based on delivered orders.

(2)	Includes company trucks and owner-operator trucks at the end of the period.

(3)	Calculated excluding fuel surcharge and revenue in-transit, consistent with how revenue is reported internally for segment purposes.

(4)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) increased $58.6 million, approximately 9%, in the nine months ended September 30, 2019 compared to the same period in 2018. The increase was driven by a 9% increase in revenue per order primarily resulting from 2018 contract carry-over, 2019 contract renewals and increased length of haul, while orders remained flat period over period.

Intermodal income from operations decreased $15.2 million, approximately 17%, in the nine months ended September 30, 2019 compared to the same period in 2018. Revenue growth, due to the increase in revenue per order noted above, was more than offset by higher purchased transportation, equipment depreciation, and rail ramp storage costs. Asset utilization was also unfavorable compared to the same period of 2018.

Logistics
The following table presents our key performance indicators for our Logistics segment for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Operating ratio (1)	95.8%	95.8%
Brokerage revenues as a percentage of Logistics revenues (2)	83.6%	78.3%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in-transit and related expenses at the operating segment level.

(2)	Revenues (excluding fuel surcharge), in millions, including revenue in-transit.

Logistics revenues (excluding fuel surcharge) decreased $36.7 million, approximately 5%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019. In addition, reduced revenue per order was partially offset by brokerage volume growth of 15%.

Logistics income from operations decreased $1.8 million, approximately 6%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to compressed net revenue in brokerage and reduced volumes within our import/export business.

Other
Our Other segment recorded income from operations of $6.2 million in the nine months ended September 30, 2019, compared to a loss of $26.9 million in the same period in 2018. Factors contributing to increased income include a reduction in performance-based incentive compensation, the $5.8 million settlement of a lawsuit that challenged Washington State labor law compliance in 2018, and a $4.6 million increase in income from operations from our leasing business driven by increased lease activity.

Other Expense (Income)

Other expense decreased $1.4 million, approximately 15%, in the nine months ended September 30, 2019 compared to the same period in 2018, primarily from a $3.7 million increase in interest income and a $0.3 million decrease in net foreign currency losses, partially offset by the 2018 recognition of a $2.5 million pre-tax gain related to our ownership interest in PSI and a $0.1 million increase in interest expense. See Note 5, Investments, for more information on PSI.

Income Tax Expense

Our provision for income taxes decreased $33.1 million, approximately 52%, in the nine months ended September 30, 2019 compared to the same period in 2018 due to lower taxable income. The effective income tax rate was 25.3% for the nine months ended September 30, 2019 compared to 25.8% for the same period last year.

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

The following table presents our cash and debt outstanding as of the dates shown:

(in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$437.1	$378.7
Marketable securities	47.4	51.3
Total cash, cash equivalents, and marketable securities	$484.5	$430.0

Debt:
Senior notes	$400.0	$400.0
Equipment financing	1.3	5.0
Finance leases	5.3	6.9
Total debt (1)	$406.6	$411.9

(1)	Debt on our consolidated balance sheets is presented net of deferred financing costs.

Debt

At September 30, 2019, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Nine Months Ended September 30,
(in millions)	2019	2018
Net cash provided by operating activities	$470.3	$410.1
Net cash used in investing activities	(355.6)	(222.1)
Net cash used in financing activities	(56.3)	(66.7)

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Operating Activities

Cash provided by operating activities increased $60.2 million, approximately 15%, in the first nine months of 2019 compared to the same period in 2018, driven primarily by the reclassification of proceeds from lease receipts from investing activities with the adoption of ASC 842 and the net change in working capital balances, partially offset by the decrease in net income as adjusted for non-cash items. Non-cash restructuring charges related to the shutdown of the FTFM service offering were $43.3 million in the first nine months of 2019 and primarily included charges for the impairment of tangible and intangible assets including equipment, customer lists and other customer related assets, and software.

Investing Activities

Cash used in investing activities increased $133.5 million, approximately 60%, in the first nine months of 2019 compared to the same period in 2018. The increase in cash used was driven by the increase in net capital expenditures and the reclassification of proceeds from lease receipts to operating activities with the adoption of ASC 842, partially offset by increased sales of marketable securities.

Capital Expenditures
The following table sets forth, for the periods indicated, our net capital expenditures.

	Nine Months Ended September 30,
(in millions)	2019	2018
Transportation equipment	$308.6	$268.1
Other property and equipment	42.8	22.3
Proceeds from sale of property and equipment	(38.8)	(74.6)
Net capital expenditures	$312.6	$215.8
Expenditures for transportation equipment and other property and equipment increased $40.5 million and $20.5 million, respectively, in the first nine months of 2019 compared to the same period in 2018 driven by increased tractor purchases, land, buildings, and improvements spend, and capitalized IT costs. Proceeds from sale of property and equipment decreased $35.8 million primarily as a result of reduced tractor sales. See Note 11, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities decreased $10.4 million, approximately 16%, in the first nine months of 2019 compared to the same period in 2018. The main driver of the decrease in cash used was the $11.6 million decrease in payments on debt and finance lease obligations, partially offset by a $1.8 million increase in dividends paid in 2019 compared to 2018.

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

We will perform our annual evaluation of goodwill for impairment as of October 31, 2019, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill. A triggering event occurred during the second quarter of 2019 that resulted in impairment of all goodwill related to our FTFM reporting unit. See further discussion in Note 6, Goodwill and Other Intangible Assets.

Off-Balance Sheet Arrangements

We have no arrangements that meet the definition of off-balance sheet arrangements.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2018 for our contractual obligations as of December 31, 2018. There were no material changes to our contractual obligations during the nine months ended September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	—	$—	—	$—

Limitation Upon Payment of Dividends

The 2018 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2018 Credit Facility or would be caused by giving effect to such dividend.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	October 31, 2019	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)