Form 10-K
period 2019-12-31
Schneider National, Inc.
filed 2020-02-19
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission File Number: 001-38054
_____________________________________________________________________________
Schneider National, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_____________________________________________________________________________

Wisconsin				39-1258315
(State of Incorporation)				(IRS Employer Identification No.)

	3101 South Packerland Drive
	Green Bay,	Wisconsin	54313
	(Address of Registrant’s Principal Executive Offices and Zip Code)
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

Yes  ☐         No ☒

The aggregate market value of Class B common stock held by non-affiliates on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $919.0 million. The registrant's Class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant's Class A common stock is convertible into one share of the registrant's Class B common stock.

As of February 18, 2020, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,090,966 shares of Class B common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant's 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SCHNEIDER NATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019

i

ii

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ARB	Air Resources Board
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	Clean Air Act
CODM	Chief Operating Decision Maker
DOT	Department of Transportation
ELD	Electronic Logging Devices
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FLSA	Fair Labor Standards Act of 1938
FMCSA	Federal Motor Carrier Safety Administration
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HOS	Hours of Service
IMC	Intermodal Marketing Company
IPO	Initial Public Offering
LIBOR	London InterBank Offered Rate
LTL	Less than Load. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
NAFTA	North American Free Trade Agreement
NHTSA	National Highway Traffic Safety Administration
NYSE	New York Stock Exchange
PSI	Platform Science, Inc.
SEC	United States Securities and Exchange Commission
TRO	Temporary Restraining Order
TSA	Transportation Security Administration
U.S.	United States
USMCA	United States-Mexico-Canada Agreement
VTL	Van Truckload operating segment
WBCL	Wisconsin Business Corporation Law
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.

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

We believe we have developed a differentiated business model that is difficult to replicate due to our scale, breadth of complementary service offerings, and proprietary technology platform. Our highly flexible and balanced business combines asset-based truckload services with asset-light intermodal and non-asset logistics offerings, enabling us to serve our customers’ diverse transportation needs. We believe we have become an iconic and trusted brand within the transportation industry by adhering to a culture of “safety first and always” and upholding our responsibility to our customers, our associates, and the communities we serve.

Our service offerings include one-way, dedicated, team, bulk, intermodal, dray, brokerage, cross dock, warehousing, and supply chain management. We categorize our operations into the following reportable segments:

•
Truckload – which consists of freight transported and delivered with standard and specialty equipment by our company-employed drivers in company trucks and by owner-operators. These services are executed through either for-hire or dedicated contracts. Our truckload services include standard long-haul and regional shipping services primarily using dry van, bulk, temperature-controlled, and flat-bed equipment, as well as customized solutions for high-value and time-sensitive loads to offer vast coverage through North America, including Mexico and Canada.

•
Intermodal – which consists of door-to-door container on flat car (“COFC”) service by a combination of rail and over-the-road transportation, in association with our rail carrier partners. Our intermodal service uses company-owned containers, chassis, and trucks, with primarily company dray drivers, augmented by third-party dray capacity to offer vast coverage throughout North America, including Mexico and Canada.

•
Logistics – which consists of non-asset freight brokerage, supply chain (including 3PL), and import/export services. Our logistics business typically provides value-added services using third-party capacity, augmented by our trailing assets, to manage and move our customers’ freight.

For more information on our reportable segments, see Note 16, Segment Reporting.

We also lease equipment to third parties through our wholly owned subsidiary Schneider Finance, Inc., which is primarily engaged in leasing trucks to owner-operators, including, but not limited to, owner-operators with whom we contract. Additionally, we provide insurance for both company drivers and owner-operators through our wholly owned insurance subsidiary, and we conduct limited China-based trucking operations consisting primarily of brokerage services.

We have established a network of facilities across North America to maximize the geographic reach of our company trucks and owner-operators and provide maintenance services, driver training, and personal amenities for our drivers. Our portfolio diversity, network density throughout North America, and large fleet allow us to provide an exceptional level of service to our customers and consistently excel as a reliable partner, especially at times of peak demand. Our early investment, adoption, and continued investment in next generation technology and data analytics is a competitive advantage. Our custom quote-to-cash Quest platform leverages proprietary decision science algorithms and real-time data analytics to optimize network density and equipment use across our entire network. This state-of-the-art platform allows us to make informed decisions at every level of our business. We believe the success of our business is not materially dependent on the existence or duration of any patent, license, or trademark other than trademarks relating to the Schneider name and brand.

Business Developments

On July 29, 2019, the Company's Board of Directors approved a structured shutdown of its FTFM service offering within its Truckload reporting segment which was substantially complete as of August 31, 2019. As part of the shutdown, we incurred $63.7 million of restructuring charges in 2019.

Industry and Competition

Truckload

The trucking industry is the core of the U.S. economy and moves the vast majority of freight volume in the U.S. Trucking continues to attract shippers due to the mode’s cost advantages relative to air transportation and flexibility relative to rail. Growth in freight volume is largely tied to Gross Domestic Product growth and generally moves in line with the U.S. economy.

In the U.S. truckload industry sector, both dry van and specialty equipment are used to transport goods over a long haul and on a regional basis. Dry van carriers represent an integral component of the transportation supply chain for most retail and manufactured goods in North America. Specialty carriers employ equipment such as flat-bed trailers, straight trucks, temperature-controlled trailers, over-sized trailers, and bulk transport, dump, and waste equipment. These carriers can transport temperature-controlled products and bulk commodities such as specialty chemicals and petrochemicals. Specialty equipment offerings are characterized by higher equipment costs and more extensive driver training requirements relative to dry van offerings, resulting in higher barriers to entry and creating opportunities for differentiated value propositions for customers.

The U.S. truckload industry is highly competitive and fragmented, characterized by many small carriers with revenues of less than $1 million per year, fewer than 65 carriers with revenues exceeding $100 million per year, and less than 10 carriers with revenues exceeding $1 billion per year, according to the most recent rankings published by Transport Topics, an American Trucking Association publication.

Regulations and initiatives to improve the safety of the U.S. trucking industry have impacted industry dynamics. We believe the recent trend is for industry regulation to become progressively more restrictive and complex, which constrains the overall supply of trucks and drivers in the industry.

Intermodal

“Domestic” or “North American domestic” intermodal is the term used in the trucking industry to refer to intermodal operations within North America (such as a shipment by rail and by truck either all within the U.S. or throughout North America). Freight is transported in a 53-foot container or trailer, using multiple modes of transportation (rail and truck) within the U.S., Canada, and Mexico. Intermodal transportation eliminates the need for customers to directly handle freight when changing modes between rail and truck, and holds significant productivity, cost, and fuel-efficiency advantages when moving freight. Containers are typically moved from truck onto rail and then back onto trucks before they reach their final destination. Domestic intermodal volumes are largely driven by over-the-road conversions from truckload to intermodal and from the volume of overseas imports into the U.S., such as from China.

The domestic intermodal market is comprised of service providers of differing asset intensity, with customers being served by either non-asset IMCs or asset-light network intermodal providers, such as Schneider. While IMCs are the most prevalent intermodal solution providers, we believe that asset-light network intermodal providers offer differentiated higher-value solutions to customers given the reliability and high service levels of company assets (trucks, containers, and even chassis) compared to non-asset IMCs.

The domestic intermodal segment is highly consolidated, where the top three intermodal providers, including our Intermodal segment, operate a significant portion of the U.S. dry van domestic container fleet. Network density, size, and scale are critical barriers to entry in the intermodal market. Increasing sophistication and complexity of shippers’ needs require network density and the ability to deliver reliable capacity. Railroads have been investing significant amounts in recent years to maintain and improve their infrastructure, equipment, and efficiency, which we believe supports growth of the intermodal industry and improves the efficiency and reliability of the railroad component of our intermodal service.

We are currently one of the largest domestic intermodal providers in North America by revenue and believe that we are well positioned for future growth in intermodal freight through our nationwide network and company-owned container/chassis model. We focus on intermodal service as an alternative to placing additional trucks and drivers in lanes for which rail service otherwise provides competitive service or that are significantly longer in distance. Our longstanding railroad relationships with

Burlington Northern Santa Fe (BNSF) Railway, CSX Transportation, Union Pacific Railroad, Norfolk Southern Railway, Canadian National Railway, Kansas City Southern Railway, and other regional rail carriers, such as Florida East Coast Railway, provide rail access nationwide. Our customers value our intermodal network over IMCs due to our consistent access to capacity through our company assets and high-quality drayage services that provide a larger geographic reach around intermodal terminals. We operate under a company-owned chassis model. As compared to a rented chassis model, we believe this model allows for lower all-in chassis operating costs, improved service reliability and driver efficiency, and a higher level of control over the chassis operations of our intermodal business. We believe that our balanced network and large base of company assets provide a significant competitive advantage that would be difficult for other carriers to replicate.

Logistics

Our logistics business provides value-added services using a combination of company-owned and third-party capacity and assets to manage and move our customers' freight. The logistics industry is a large, fast-growing, and fragmented market that represents an integral part of the global economy. Increased material costs, combined with enhanced global competition, impose margin pressure on manufacturers, often resulting in the outsourcing of non-core transportation logistics to supply chain specialists who offer a combination of scale, expertise, strong technology platforms, and lower costs. Additionally, more shipments are transported using multiple modes and technical expertise, driving shipper preferences for logistics providers with an asset-based network to complement their third-party capacity. Transportation asset owners often provide logistics services to meet excess demand and provide customers with greater breadth of services. Our logistics business provides additional services to existing customers and incremental freight to our assets, which helps to facilitate the expansion of our customer base and offers opportunities for cross-selling our suite of services.

Customers

As of December 31, 2019, we offered our services to approximately 14,900 customers across our portfolio, including nearly 200 Fortune 500 companies. We believe customers value our breadth of services, demonstrated by 22 of our top 25 customers using services from all three of our reportable segments. Our Logistics segment manages over 34,000 qualified carrier relationships and managed approximately $2.0 billion of third-party freight in 2019.

Our broad portfolio limits our customer and industry concentration as compared to other carriers. We receive revenue from a diversified customer base, none of which generated revenues in excess of 10% in 2019. We maintain a broad end-market footprint, encompassing over ten distinct industries including general merchandise, chemicals, electronics and appliances, and food and beverage, among others. Our diversified revenue mix and customer base drive stability throughout the fiscal year, even though many of our customers are affected by seasonal fluctuations. For example, our consumer goods and big box retail sales experience the greatest demand in the fourth quarter, our food and beverage sales peak during the summer, and home improvement sales peak in spring and early summer, creating more balanced year-round demand. Our balanced customer base allows for stable revenue and yield management through the fiscal year, allowing for more efficient seasonality management.

Revenue Equipment

Our revenue equipment fleet was comprised of the following equipment at December 31, 2019:

Revenue Equipment Type	Approximate Number of Units
Over-the-road sleeper cab tractors	7,400
Day cab tractors	1,600
Other tractors (yard tractors, straight trucks, and training tractors)	100
Trailers	35,100
Containers	23,100
Chassis	20,600

Employees

As of December 31, 2019, we employed approximately 15,650 associates, 66% of whom are drivers and the remaining 34% are mechanics and warehouse personnel, managers, and other corporate office employees. Approximately 17% of our associates are based in our headquarters in Brown County, Wisconsin. We have not experienced any work stoppages and consider our associate relations to be good. Currently, seven of our company drivers are members of an organized labor union, as a result of a commitment we made in the 1980s to allow this group of drivers to finish their careers at Schneider while remaining union members. None of our other associates are represented by a labor union.

Owner-Operators

In addition to the company drivers we employ, we enter into contracts with owner-operators. Owner-operators are small business owners who operate their own trucks (some may employ drivers they hire) and provide us with services under a contractual arrangement whereby they are generally responsible for the costs of ownership and operating expenses and are compensated on a per load basis. Owner-operators select their own load assignments and have control over their schedule.

Owner-operators tend to be experienced drivers and represented approximately 24% of driver capacity as of December 31, 2019.

We believe our owner-operator model, which includes self-dispatch, technology platform, and truck financing, is unique in our industry and positions us as a preferred partner for owner-operators.

Safety

“Safety first and always” is a Schneider core value. We believe we have a responsibility to our associates, customers, and the community to operate safely. Our safety culture is built on five key components:

•
Driver hiring and drug testing. We have a comprehensive driver hiring process. We voluntarily choose to use hair follicle testing in addition to urine-based drug testing. While costing more per driver, hair follicle testing is generally more accurate than the alternative.

•
Military drivers. We have a strong relationship with the U.S. military and employ many drivers with military experience. This experience produces quality truck drivers due to the discipline instilled through the military training programs.

•
Training. Initial training is complemented by regularly scheduled follow-up training to sustain and enhance basic skills. We hire both experienced drivers and drivers new to the industry. We operate company-sponsored driver training facilities and have invested in simulators for both initial and sustainment training.

•
Equipment and technology. We invest in trucks that are configured with roll stability capability, collision mitigation, lane departure warning, and forward-facing cameras. Driving behavior is electronically monitored, alerts are provided to the driver situationally, and performance is documented for subsequent coaching. We also employ electronic logging, which ensures HOS compliance and reduces the instance of fatigue.

•
Active management. Driver leaders and safety coordinators have real-time access to activity in the truck, facilitating situational and scheduled coaching. We have invested in predictive analytics that assist in proactively identifying drivers with potential safety issues and recommending a remediation path.

Truckload carriers share safety performance information in monitored peer-to-peer forums. These comparisons show that we are one of the safest truckload carriers on the road today. We have always maintained a satisfactory DOT safety rating, which is the highest available rating.

Fuel

We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies. In 2019, we made 99% of our fuel purchases through negotiated volume purchase discounts. We store fuel in underground storage tanks at eleven locations and in above-ground storage tanks at one location. We believe that we are in substantive compliance with applicable environmental laws relating to the storage of fuel.

In response to fluctuations in fuel prices, we use surcharge programs to adjust fuel costs charged to our customers. We believe the most cost-effective protection against variability in fuel costs is to continue the fuel surcharge programs and to invest in a fuel-efficient fleet. However, fuel surcharges may not adequately cover potential future increases in fuel prices. As an additional measure, we leverage fuel consumption metrics in driver evaluation, and drivers utilize a fuel optimizer program where they purchase fuel at the most cost-effective locations based on distance to empty and fuel purchase commitments.

Regulation

Industry Regulation

Our operations are regulated and licensed by various agencies in the U.S., Mexico, and Canada. Our company drivers and owner-operators must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and HOS. Weight and equipment dimensions are also subject to government regulations. Other agencies, such as the EPA and Department of Homeland Security, also regulate equipment. We believe regulation in the transportation industry may become progressively more restrictive and complex. The following discussion presents recently enacted federal, state, and local regulations that have an impact on our operations.

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

Certain BASICs information was initially published and made available to carriers, as well as the general public. However, in December 2015, as part of the Fixing America’s Surface Transportation Act, Congress mandated that the FMCSA remove all Comprehensive Safety Analysis scores from public view until a more comprehensive study regarding the effectiveness of BASICs improving truck safety can be completed, and the recommendations from that study are evaluated for implementation.

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

Moving Ahead for Progress in the 21st Century Bill

The FMCSA issued its final rule mandating the use of ELDs in December 2015. Under the rule, carriers were required to adopt and use compliant devices beginning in December 2017. In December 2019, the next phase of the ELD mandate went into effect requiring carriers previously grandfathered-in for the use of automatic on-board recording devices to switch to ELDs for logging HOS. As of December 31, 2019, the Company is compliant with the rule's requirements.

Drug and Alcohol Clearinghouse

The FMCSA issued its final rule establishing the Commercial Driver’s License Drug and Alcohol Clearinghouse (Clearinghouse) in 2016 (effective date January 4, 2017). Compliance was required January 6, 2020. The Clearinghouse requires FMCSA-regulated employers and others to report information related to violations of the drug and alcohol regulation for current and prospective driver employees. It also requires the employers to query the Clearinghouse (a) for current/prospective employees before allowing them to operate a commercial motor vehicle on public roads and (b) for current employees, at least annually for each driver. We are now subject to the Clearinghouse rule, and although we believe it may have an impact on overall industry capacity, we do not expect the impact on the Company to be significant.

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

In 2008, the State of California’s ARB approved the Heavy-Duty Vehicle GHG Emission Reduction Regulation in efforts to reduce GHG emissions from certain long-haul tractor-trailers that operate in California by requiring them to use technologies that improve fuel efficiency (regardless of where the vehicle is registered). The regulation required owners of long-haul tractors and 53-foot trailers to replace or retrofit their vehicles with aerodynamic technologies and low rolling resistance tires. The regulation also contained certain emissions and registration standards for temperature-controlled trailer operators.

Thereafter, the U.S. EPA and the NHTSA began taking coordinated steps at a national level in support of a new generation of clean vehicles and engines through reduced GHG emissions and improved fuel efficiency. In September 2011, the U.S. EPA finalized federal regulations for controlling GHG emissions, beginning with model year 2014 medium and heavy-duty engines and vehicles and increasing in stringency through model year 2018 and later. The federal regulations relate to efficient engines, use of auxiliary power units, mass reduction, low rolling resistance tires, improved aerodynamics, improved transmissions, and reduced accessory loads.

In December 2013, California’s ARB approved regulations to align its GHG emission standards and test procedures, as well as its tractor-trailer GHG regulation, with the federal Phase 1 GHG regulation, which applied fuel efficiency standards to vehicles for model years 2014 to 2018 and later.

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

Since its adoption of the Phase 2 Final Rule, the EPA has received various petitions for reconsideration based on the position that the EPA lacked legal authority to regulate certain types of vehicles, including glider vehicles and trailers. In light of these petitions, the EPA decided to revisit certain provisions in the Phase 2 Final Rule. In November 2017, the EPA issued a proposal to repeal the emissions standards and other requirements for heavy-duty glider vehicles, glider engines, and glider kits based upon a proposed interpretation of the CAA under which glider vehicles would be found not to constitute “new motor vehicles” within the meaning of CAA Section 216(3), glider engines would be found not to constitute “new motor vehicle engines” within the meaning of CAA Section 216(3), and glider kits would not be treated as “incomplete” new motor vehicles. Under this proposal interpretation, the EPA would lack authority to regulate glider vehicles, glider engines, and glider kits under CAA Section 202(a)(1). The public comment period for this proposal expired on January 5, 2018.

Current and proposed GHG regulations could impact us by increasing the cost of new trucks, impairing productivity, and increasing our operating expenses.

Federal and state lawmakers are considering a variety of climate-change proposals related to carbon emissions and GHG emissions. The proposals could potentially limit carbon emissions for certain states and municipalities, which continue to restrict the location and amount of time that diesel-powered trucks may idle.

AB 5

In September 2019, California passed AB 5, which codifies the standard known as the “ABC test” in order to determine whether a worker is considered an independent contractor or an employee for purposes of employee benefits such as sick leave, paid vacation, and overtime, among other legal requirements. Observers generally view AB 5 as lowering the threshold for classifying a worker as an employee as opposed to an independent contractor. AB 5 was scheduled to go into effect on January 1, 2020; however, a California Federal District judge has issued a preliminary injunction enjoining California from enforcing AB 5 as to motor carriers while the case is pending. California can appeal the decision to grant the preliminary injunction. As the Company does not utilize a large population of owner-operators in California, the impact if AB 5 is upheld is expected to be insignificant. If AB 5 is upheld, capacity and rates throughout the industry could be widely impacted.

Other Regulation

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities implemented and continue to implement various security measures on large trucks, including checkpoints and travel restrictions. The TSA adopted regulations that require drivers applying for or renewing a license for carrying hazardous materials to obtain a TSA determination that they are not a security threat.

Technology and Research and Development

We are a technology leader in the transportation industry. Our in-cab telematics platform delivers on-board technology through our private application store to enable regulatory compliance and driver productivity needs. We believe our platform is one of the most comprehensive solutions in the industry. It includes message capabilities, applications that scan and automate paperwork, and customer and location specific step-by-step work assignments. Our telematics platform is fully integrated with our back-office planning and execution systems and delivers real-time data in our business. Our trailer and container fleets are equipped with monitoring devices which function both when tethered to a tractor and standing alone. Our tractors are equipped with stability control and collision avoidance technology, lane departure warning, and forward-facing cameras. All tractor technology interfaces with the in-cab device and provides the driver and the driver's leader with real-time performance data.

We execute our business on Quest, an integrated technology platform that encompasses an end-to-end process design with focus on information accessibility and insight across our value chain. Quest enables an integrated approach to cash process including load/order acceptance based on driver and network optimization, vehicle dispatch, continuous quote monitoring, and visibility to the load from pick-up to delivery and customer billing. Our technology is enhanced by the work of a team of operations research engineers and data scientists. Proprietary decision support tools are embedded throughout the Quest platform. Decision support tools improve our ability to, among other things, situationally coach drivers, minimize fuel costs, and maintain the fleet in the most cost-effective manner. The most significant application of such “decision science” technology is in planning and dispatch. These tools assist our associates in making the right trade-offs among drivers’ needs for earnings and work-life balance, customers’ needs for reliable capacity and service, and our business and its shareholders’ needs for an adequate return.

We continue to expand business capabilities by extending the foundational Quest platform. Development of the next generation of in-cab technology is well underway. We have committed to purchase a limited number of Tesla's electric tractors to improve the driver experience, decrease our carbon footprint, and lower operating costs. We are also leveraging mobile applications to better connect with company drivers and customers. One example is a mobile application that prompts our company drivers to rate the shipping, receiving, and driver support locations that they visit. Our gathering and sharing of this information with customers and providers have been well received and is driving action to improve the drivers' experience.

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

Information About Our Executive Officers

Our executive officers as of February 19, 2020, together with their ages, positions, and business experience are below:

Name	Age	Position
Mark B. Rourke	55	President, Chief Executive Officer and Director
Stephen L. Bruffett	56	Executive Vice President, Chief Financial Officer
Shaleen Devgun	47	Executive Vice President, Chief Information Officer
Robert Reich	53	Executive Vice President, Chief Administrative Officer
David Geyer	55	Executive Vice President, Group President of Transportation & Logistics
Thomas G. Jackson	54	Executive Vice President, General Counsel

Mark B. Rourke has served as our Chief Executive Officer and President, and as a Director, since April 2019. Prior to serving as our Chief Executive Officer, Mr. Rourke served as Executive Vice President and Chief Operating Officer and held various other roles within Schneider including President of our Truckload Services Division and General Manager of Schneider Transportation Management, where he was responsible for the effective delivery to market of sole source, promotional, and brokerage service offerings. Mark also held a variety of other leadership roles at Schneider with increasing responsibility including Vice President of Customer Service, Director of Transportation Planning for Customer Service, Midwest Area Service Manager for Customer Service, and Director of Driver Training. Mr. Rourke joined our company in 1987, holds a bachelor’s degree in marketing from the University of Akron, Ohio, and has attended programs on corporate governance and strategic leadership at Harvard University. He also serves on the Board of Directors for the U.S. Chamber of Commerce.

Stephen L. Bruffett has served as our Chief Financial Officer and Executive Vice President since April 2018. Prior to joining Schneider, Mr. Bruffett served as Executive Vice President and Chief Financial Officer of Con-way, Inc., a multinational freight transportation and logistics company, from 2008 until 2015. Before joining Con-way in 2008, Mr. Bruffett held senior financial leadership positions at YRC Worldwide, Inc., a publicly traded transportation services company, from 1998 to 2008 rising to the role of Executive Vice President and CFO, and various finance positions at American Freightways. Mr. Bruffett holds a bachelor's degree in business administration from the University of Arkansas and a master's degree in business administration from the University of Texas.

Shaleen Devgun has served as our Executive Vice President and Chief Information Officer since July 2015. Mr. Devgun previously served as Vice President for Strategy, Planning, and Solution Delivery. Prior to joining our company in 2009, Mr. Devgun spent 12 years in management consulting roles with DiamondCluster International and Deloitte, specializing in corporate venturing, formulation and execution of business and technology strategy, program leadership, and operational design. He holds bachelor’s degrees in economics and math from the University of Pune and a master’s degree in business administration from the University of Detroit Mercy. He also serves on the Board of Directors for the Fox Cities Performing Arts Center.

Robert Reich has served as our Executive Vice President and Chief Administrative Office since April 2019. Prior to serving as our Chief Administrative Officer, Mr. Reich served as Senior Vice President, Equipment, Maintenance, and Driver Development from 2014 through 2019, as well as other senior leadership roles at Schneider across the maintenance, human resources, driver development and training, and safety areas. Before joining Schneider, Mr. Reich served as an officer in the U.S. Army and was a member of the 1st Cavalry Division at Fort Hood. He holds a bachelor's degree in electrical engineering from Pennsylvania State University and a master's degree in business administration from the University of Wisconsin-Oshkosh. He also serves as the Chair for the Board of the North American Council for Freight Efficiency.

David Geyer has served as our Executive Vice President, Group President, Transportation & Logistics since April 2019. He previously served as our Senior Vice President, Group Manager of Truckload Services from 2012 to 2019 and led Schneider's Global Commercial Services. Mr. Geyer holds a bachelor's degree in industrial technology from the University of Wisconsin-

Stout and has completed executive programs in corporate governance at UCLA and finance at the University of Chicago. He also serves on the Board of Directors for the Northeastern Wisconsin chapter of the American Red Cross.

Thomas G. Jackson has served as Executive Vice President and General Counsel since July 2019. Prior to joining Schneider, Mr. Jackson served as Senior Vice President, Secretary, and General Counsel of Knowles Corporation, a global provider of advanced micro-acoustic, audio processing, and precision device solutions, from 2014 to 2019. Prior to joining Knowles, Mr. Jackson served as Vice President and Assistant General Counsel at Jabil Circuit, Inc., a provider of electronic manufacturing services from March 2012 to December 2013. In addition, he served as Vice President, General Counsel, and Secretary at P.H. Glatfelter Company, a manufacturer of specialty papers and fiber-based engineered materials from June 2008 to November 2011, and as its Assistant General Counsel, Assistant Secretary, and Director of Compliance from September 2006 to June 2008. Mr. Jackson holds both a juris doctor and a master of business administration from Villanova University, as well as a bachelor of science degree in mechanical engineering from Drexel University.

ITEM 1A. RISK FACTORS

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements regarding business strategies, market potential, future financial performance, future action, results, and any other statements that do not directly relate to any historical or current fact which are “forward-looking” statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar expressions, among others, generally identify forward-looking statements, which speak only as of the date the statements were made.

In particular, information included under the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements.

Readers are cautioned that the matters discussed in these forward-looking statements are subject to risks, uncertainties, assumptions, and other factors that are difficult to predict, and which could cause actual results to differ materially from those projected, anticipated, or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of management and expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will be achieved or accomplished. Many factors that could cause actual results or events to differ materially from those anticipated include those matters described under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statement as a result of new information, future events, or otherwise, except as required by applicable law. All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we may make or persons acting on our behalf may issue.

You should consider each of the following factors, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes, in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. In general, we are subject to the same general risks and uncertainties that impact many other companies such as general economic, industry, and/or market conditions and growth rates; possible future terrorist threats or armed conflicts and their effect on the worldwide economy; and changes in laws or accounting rules. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.

Risks Related to Our Business, Industry, and Strategy

Our operating results may be adversely affected by unfavorable economic and market conditions.
Our business and results of operations are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand, industry truck capacity, and our operating costs. We cannot predict future economic conditions, fuel price fluctuations, revenue equipment resale values, or how consumer confidence could be affected by such conditions. Economic conditions that decrease shipping demand, including but not limited to public health crises or outbreaks of an infectious disease, or increase the supply of capacity in the North American transportation and logistics industry can exert downward pressure on rates and equipment utilization. In general, a significant decline in shipping volumes within the industry or increases in available truck capacity results in more aggressive freight pricing as carriers compete for loads and to maintain truck productivity. Likewise, we are also subject to cost increases outside our control that could materially reduce our profitability if we are unable to offset such increases either through rate increases or cost reductions. Such cost increases include, but are not limited to, driver wages, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, regulations, revenue equipment and related maintenance costs, and healthcare and other employee benefit costs. We cannot predict whether, or in what form, any such cost increases could occur. Any such cost increase or event could adversely affect our results of operations or cash flows.

We operate in a highly competitive and fragmented industry that is characterized by intense price competition which could have a materially adverse effect on our results of operations.
Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity, and to some degree, on freight rates alone. In addition, some of our customers may use or expand their own private fleets rather than outsourcing loads to us. Our operating segments compete with many other truckload carriers, logistics, brokerage and transportation service providers of varying sizes, and to a lesser extent, LTL carriers, railroads, and other transportation or logistics companies, some of which have a larger fleet, greater access to equipment, preferential customer contracts, greater capital resources, or other competitive advantages. Our competitors periodically reduce their freight rates to gain business, especially when economic conditions are present which negatively impact customer shipping volumes, truck capacities, or operating costs. Moreover, to limit the number of approved carriers to a manageable number, some of our customers select “core carriers” as approved transportation service providers, and in some instances or periods of time, we may not be selected. Other of our customers periodically accept bids from multiple carriers for their shipping needs, which also periodically results in the loss of business to competitors. These competitive dynamics could have an adverse effect on the number of shipments we transport and the freight rates we receive, which could limit our growth opportunities and reduce our profitability.

Well-resourced, non-traditional competitors have entered our industry and markets who appear to be willing to operate at little or no margin in order to gain market share which, individually or collectively, could cause us to lower our pricing and have a materially adverse effect on our results of operations.
Our industry has experienced market entrance by well-resourced, nontraditional firms or startups who, in some cases, have undercut market prices via digital brokerage platforms to take market share in the fragmented North American transportation and logistics industry.

Our competitors may also introduce or adopt new brokerage platforms or technologies, which could increase competitive pressures. Although we believe we are well positioned and have adopted technologies, developed strategies, and heavily invested in our own digital service offerings to compete with or supplant these new market entrants, there can be no assurance that our investments, technologies, or strategies will be successful.

We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.
We strive to maintain a diverse customer base however, a significant portion of our operating revenues are generated from a number of major customers, the loss of one or more of which could, in any given quarter, have a materially adverse effect on our business. Refer to Part I, Item 1, “Business” for information regarding our customer concentrations. Aside from our dedicated operations, we generally do not have long-term contractual relationships or rate agreements or minimum volume guarantees with our customers. Furthermore, certain of the long-term contracts in our dedicated operations are subject to cancellation. There is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition, and results of operations.

Difficulties attracting and retaining qualified drivers could materially, adversely affect our profitability and ability to maintain or grow our fleet.
Like many truckload carriers, we experience difficulty in attracting and retaining sufficient numbers of qualified drivers, both new and experienced, including independent contractors who operate as “owner-operator” drivers, and such shortages could require us to significantly increase driver compensation, rely more on higher-cost third-party carriers, idle revenue equipment, or dispose of the equipment altogether, any of which could adversely affect our growth and profitability. Our challenge with attracting and retaining qualified drivers stems primarily from intense market competition for a limited pool of qualified drivers and our rigorous driver quality and safety standards which decrease the pool of qualified applicants available to us. Like most companies in our industry, we also suffer from a high turnover rate of new drivers, especially during their first 90 days of employment.

Our turnover rate requires us to continually recruit a substantial number of company and owner-operator drivers in order to meet customer demand. Independent contractor availability is generally affected by operating cost increases (which are the responsibility of independent contractors) and generally favorable economic conditions, which drive overall increases in customer demand and heightened competition for owner-operators from other carriers. When shortages of owner-operators occur, we may be forced to increase the settlement rates paid to independent contractors and increase driver pay rates (for company drivers) to attract and retain a sufficient number of drivers. These increases could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

We rely significantly on our information technology systems, a disruption, failure, or security breach of which could have a material adverse effect on our business.
We rely on information technology throughout all areas of our business and operations to receive, track, accept, and complete customer orders; process financial and non-financial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. Such data and information remain vulnerable to cyber-attacks, cyber security breaches, theft, or other unauthorized disclosure which, if successful, could result in the disclosure of confidential customer or commercial data, loss of valuable intellectual property, or system disruptions and subject us to civil liability and fines or penalties, damage our brand and reputation, or otherwise harm our business, any of which could be material. In addition, delayed sales, lower margins, or lost customers resulting from security breaches or network disruptions could materially reduce our revenues, materially increase our expenses, damage our reputation, and have a material adverse effect on our stock price.

Our information technology systems may also be susceptible to interruptions or failures for a variety of reasons including software failure, user error, power outages, natural disasters, cyber-attacks, terrorist attacks, computer viruses, hackers, or other security breaches. A significant disruption or failure in our information technology systems could have a material adverse effect on our business, which could include operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation.

The success of our businesses depends on our strong reputation and our ability to maintain the value of the Schneider brand.
Because the services that we market and sell under the Schneider brand generate essentially all of the Company’s net revenues, the Schneider brand name is our most valuable sales and marketing tool. Press coverage, lawsuits, regulatory investigations, or other adverse publicity that assert some form of wrongdoing or that depict the Company or any of our executives, associates, contractors, or agents in a negative light, regardless of the factual basis for the assertions being made, could tarnish our reputation and result in a loss of brand equity. If we do not maintain and protect our brand image and reputation, demand for our services could wain and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

If fuel prices increase significantly, our results of operations could be adversely affected.
Our truckload operations are almost entirely dependent upon diesel fuel, and accordingly, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Prices and availability of petroleum products are subject to political, economic, geographic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel.

Our fuel surcharge program does not protect us against the full effect of increases in fuel prices, and the terms of our fuel surcharge agreements vary by customer. In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. During periods of low freight volumes, shippers can use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs.

There is no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations. As of December 31, 2019, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

We depend on railroads in the operation of our intermodal business, and therefore, our ability to offer intermodal services could be limited if we experience instability from third parties we use in that business.
Our Intermodal segment utilizes railroads and some third-party drayage carriers to transport freight for our intermodal customers. The majority of these services are provided pursuant to contractual relationships with the railroads. While we have had agreements with all of the Class I railroads, currently, our primary contracts are with the BNSF Railway Company (“BNSF”) and CSX Transportation (“CSX”) freight railroads to provide rail-based freight transportation services in support of our intermodal operations. One of our competitors has a preferential contractual arrangement with BNSF, which limits the market share and relative profitability of the services we provide through BNSF. In certain markets and rail corridors, rail service is limited to a few railroads or even a single railroad due to the lack of competition. Our ability to provide intermodal services in certain traffic lanes is likely to be reduced or constricted if any of the Class 1 railroads were to discontinue service in those lanes or if the overall state of rail service in those lanes were to deteriorate.

Our contracts with the railroads are subject to periodic renewal, and our intermodal business may be adversely affected by any adverse change in our contract terms with the railroads, our relationships with the railroads, or declines in service and volume levels provided by the railroads.

In addition, a portion of the freight we deliver through both our Intermodal and Trucking segments is imported to the U.S. through ports of call that are subject to labor union contracts. Work stoppages or other disruptions at any of these ports could have a materially adverse effect on our business.

We depend on third-party capacity providers, and issues of performance, availability, or pricing with these transportation providers could increase our operating costs, reduce our ability to offer intermodal and brokerage services, and limit growth in our brokerage and logistics operations, which could adversely affect our revenue, results of operations, and customer relationships.
Our Logistics segment is highly dependent on the services of third-party capacity providers, such as other truckload carriers, LTL carriers, railroads, ocean carriers, and airlines. Many of those providers face the same economic challenges as we do and, therefore, are actively and competitively soliciting business. These economic conditions may have an adverse effect on the performance, availability, and cost of third-party capacity. If we are unable to secure the services of these third-party capacity providers at reasonable rates, our results of operations could be adversely affected.

Our success depends on our ability to attract and retain key employees, and if we are unable to attract and retain such qualified employees, our business and our ability to execute our business strategies may be materially impaired.
Our future success depends largely on the continued service and efforts of our executive officers and other key management and technical personnel and on our ability to continue to identify, attract, retain, and motivate them. Although we believe we have an experienced and highly qualified management team, the loss of the services of these key personnel could have a significant adverse impact on us and our future profitability. Additionally, we must continue to recruit, develop, and retain skilled and experienced operations, technology, and sales managers if we are to realize our goal of expanding our operations and continuing our growth. Failure to recruit, develop, and retain a core group of service center managers could have a materially adverse effect on our business.

Historically, we have not made a significant number of acquisitions, and we may not make acquisitions in the future; if we do, the financial performance of the acquired company could fail to meet our expectations which could have a materially adverse effect on our business.
Historically, acquisitions have not been a significant part of our growth strategy. From 2008 to 2015 we did not complete any significant acquisitions. In 2016, we acquired WSL. We may not be successful in identifying, negotiating, or consummating any acquisitions, and we may not achieve the synergies and operating results anticipated in connection with these acquisitions.

In addition, any acquisitions we undertake could involve numerous risks that could have a materially adverse effect on our business and operating results, including:

•
difficulties in realizing anticipated economic, operational, and other benefits in a timely manner that could result in substantial costs and delays or other operational, technical, or financial problems;

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

If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.
Our results are affected by the success of our operations in Mexico, Canada, and China. We are subject to risks of doing business in those countries, including fluctuations in foreign exchange rates and currency controls, local economic and political conditions, restrictive trade policies, imposition of foreign duties, and taxes, U.S. and foreign anti-corruption laws, U.S. and foreign trade policies, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties by foreign governments, are present but largely mitigated by the terms of NAFTA for Mexico and Canada. The agreement permitting cross-border movements for both U.S. and Mexican based carriers into the U.S. and Mexico presents additional risks in the form of potential increased competition and the potential for increased congestion on the cross-border lanes between countries. On November 30, 2018, the U.S., Canada, and Mexico signed the USMCA as an overhaul and update to NAFTA. The USMCA has been ratified by Mexico and the U.S. and is pending ratification by Canada. Once ratified by Canada, it will go into effect 90 days later. It is difficult to anticipate the full impact of this agreement on our business, financial condition, cash flows, and results of operations. In addition, if we are unable to maintain our Customs Trade Partner Against Terrorism, Free and Secure Trade, and Partners in Protection status, we may have significant border delays. This could cause our Mexican and Canadian operations to be less efficient than those of our competitors.

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

We are subject to various claims and lawsuits in the ordinary course of business which could adversely affect us.
From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business, including those related to accidents involving our trucks, cargo claims, commercial disputes, property damage, and environmental liability, which may not be covered by our insurance. Such proceedings include claims by third parties, and certain proceedings have been certified or purport to be class actions. In appropriate cases, we have taken and will seek subrogation from third parties who are responsible for losses or damages that we may pay to claimants. The costs of defending or maintaining such legal proceedings, particularly class-action litigation, may be substantial and, in any period, could have a material adverse effect on our results of operations.

Risks Relating to Our Financial Condition and Capital Requirements

Our goodwill or long-lived assets may become impaired, which could result in a significant charge to earnings.
We hold significant amounts of goodwill and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2019, the balance of our goodwill, internal use software, and long-lived assets was $2.0 billion, and the total market value of the Company’s outstanding shares was $3.9 billion. Under GAAP, we review our goodwill, other intangible assets, and long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such goodwill, other intangible assets, or long-lived assets may not be recoverable. In addition, we test goodwill for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, other intangible assets, or long-lived assets may not be recoverable include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in applicable laws or regulations or legal proceedings, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, other intangible assets, or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our intangible or long-lived assets is materially impaired. In this case, we would be required under GAAP to record a noncash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

We have significant ongoing capital requirements that could affect our profitability if our capital investments do not match customer demand for invested resources, or we are unable to generate sufficient cash from operations.
Our operations are capital-intensive, and our strategic decision to invest in newer equipment requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of new or used tractors. If anticipated demand differs materially from actual usage, our capital-intensive truckload operations may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market in order to right size our fleet. This could cause us to incur losses on such sales, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability.

Should demand for freight shipments weaken or our margins suffer due to increased competition or general economic conditions, we may have to limit our fleet size or operate our revenue equipment for longer periods, either of which could have a materially adverse effect on our operations and profitability.

Our effective tax rate may fluctuate which will impact our future financial results.
Our effective tax rate may be adversely impacted by, among other things, changes in the valuation of deferred tax assets, changes in the regulations relating to capital expenditure deductions or changes in tax laws where we operate, including the resulting tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). We cannot give any assurance as to the stability or predictability of our effective tax rate in the future because of, among other things, uncertainty regarding the tax laws and policies of the countries where we operate.

The estimated effects of applicable tax laws, including current interpretation of the Tax Reform Act and recently proposed regulations thereto, have been incorporated into our financial results. The U.S. Treasury Department, Internal Revenue Service, and other standard-setting bodies could interpret or issue future legislation or guidance which impact how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation, which could have a material adverse impact on our effective tax rate, as well as our future financial results and tax payments.

Further, our tax returns are subject to periodic reviews or audits by domestic and international authorities, and these audits may result in adjustments to our provision for taxes or allocations of income or deductions that result in tax assessments different from amounts that we have estimated. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these audits or that our tax provisions will not change materially or be adequate to satisfy any associated tax liability. If our effective tax rates were to increase or if our tax liabilities exceed our estimates and provisions for such taxes, our financial results could be adversely affected.

Insurance and claims expenses could significantly reduce our earnings.
We self-insure, or insure through our wholly owned captive insurance company, a significant portion of our claims exposure resulting from, auto liability, general liability, cargo, and property damage claims, as well as workers' compensation. In addition to insuring portions of our risk, our captive insurance company provides insurance coverage to our owner-operator drivers. We are also responsible for our legal expenses relating to such claims which can be significant both on an aggregate and individual claim basis. Although we reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience, estimating the number and severity of claims, as well as related costs to settle or resolve them, is inherently difficult, and such costs could exceed our estimates. Accordingly, our actual losses associated with insured claims may differ materially from our estimates and adversely affect our financial condition and results of operations in material amounts.

As a supplement to our self-insurance program, we maintain insurance with excess insurance carriers for potential losses which are in excess of the amounts that we self-insure. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, where juries have awarded tens or even hundreds of millions of dollars to accident victims and their families. Given this recent trend, it is possible that one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our aggregate insurance coverage, we would bear the excess, in addition to our other self-insured amounts.
Given the current claims settlement environment, the amount of coverage available from excess insurance carriers is decreasing, and the premiums for this excess coverage are increasing significantly. For the foregoing reasons, our insurance and claims expenses may increase, or we could increase our self-insured retention as policies are renewed or replaced. In addition, we may assume additional risk within our captive insurance company that we may or may not reinsure. Our results of operations and financial condition could be materially and adversely affected if (1) our costs or losses significantly exceed our aggregate coverage limits, (2) we are unable to obtain insurance coverage in amounts we deem sufficient, (3) our insurance carriers fail to pay on our insurance claims, or (4) we experience a claim for which coverage is not provided.

Risks Relating to Our Governance Structure

Voting control of the Company is concentrated with a Voting Trust that was established for the Schneider family which limits the ability of our other shareholders to influence major corporate transactions.
We currently have a dual class common stock structure consisting of (1) Class A common stock, entitled to ten votes per share and (2) Class B common stock, entitled to one vote per share. The Schneider family, including trusts established for the benefit of members of the Schneider family, collectively beneficially own 100% of our outstanding Class A common stock and approximately 43% of our outstanding Class B common stock, representing approximately 94% of the total voting power of all of our outstanding common stock and approximately 70% of our total outstanding common stock.

A Voting Trust holds the shares of Class A common stock that are beneficially owned by the Schneider family. The independent directors who are members of our Corporate Governance Committee serve as trustees of the Voting Trust, and, in general, those directors have full power and discretion to vote the Class A shares included in the Voting Trust with two exceptions. First, in the case of any Major Transaction (as defined under our Amended and Restated Bylaws, including, most notably, a transaction resulting in more than 40% of the voting power of our common stock being held outside of the Schneider family), the independent directors of our Corporate Governance Committee must vote the shares of common Class A stock held in the Voting Trust as directed by the trustees of certain trusts which have been established for the benefit of certain Schneider family members. As a result, the outcome of the vote on any Major Transaction is not within the discretion of the Voting Trustees. Second, the independent directors of our Corporate Governance Committee must vote the shares of common Class A stock held in the Voting Trust in accordance with a nomination process agreement pursuant to which two specified Schneider family members will be nominated to serve on our Board of Directors on an annual, rotating basis.

As a result of these arrangements, the Voting Trust controls the outcome of major corporate transactions that require or may be accomplished by shareholder approval, and our Class B shareholders would be unable to affect the outcome of such transactions should any be proposed.

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

We have elected to take advantage of this “controlled company” exemption, and the holders of our Class B common stock, therefore may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could therefore make our Class B common stock less attractive to some investors or otherwise depress our stock price.

The price of our Class B common stock has been and may continue to be volatile and may fluctuate significantly which may adversely impact investor confidence and increase the likelihood of securities class action litigation.
Our Class B common stock price has experienced volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, the gain or loss of customers, announcements that we, our competitors, our customers, or our vendors or other key partners may make regarding their operating results and other factors which are beyond our control such as market conditions in our industry, new market entrants, technological innovations, and economic and political conditions or events. These and other factors may cause the market price and demand for our Class B common stock to fluctuate substantially. During 2019, the closing stock price of our Class B common stock ranged from a low of $16.67 per share to a high of $24.00 per share. Our Class B common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

Further, securities class action litigation is often brought against a public company following periods of volatility in the market price of its securities. Due to changes in our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial uninsured costs and divert management’s attention and our resources.

Certain provisions in our certificate of incorporation, by-laws, and Wisconsin law may prevent or delay an acquisition of the Company, which could decrease the trading price of our Class B common stock.
Each of our certificate of incorporation, our by-laws, and Wisconsin law, as currently in effect, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to a bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•
a dual class common stock structure, which provides the Schneider National, Inc. Voting Trust with the ability to control the outcome of matters requiring shareholder approval, even if the Schneider National, Inc. Voting Trust beneficially owns significantly less than a majority of the shares of our outstanding Class A and Class B common stock;

•
a requirement that certain transactions be conditioned upon approval by 60 percent of the voting power of our capital stock, including any transaction which results in the Schneider family holding less than 40 percent of the voting power of our capital stock, a sale of substantially all of our assets, and a dissolution;

•	no provision for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	the inability of shareholders to call a special meeting except when the holders of at least ten percent of all votes entitled to be cast on the proposed issue submit a written demand;

•	advance notice procedures for the nomination of candidates for election as directors or for proposing matters that can be acted upon at shareholder meetings;

•	the ability of our directors, without a stockholder vote, to fill vacancies on our Board of Directors (including those resulting from an enlargement of the Board of Directors);

•
the requirement that both 75% of the directors constituting the full Board of Directors and stockholders holding at least 80% of our voting stock are required to amend certain provisions in our certificate of incorporation and our by-laws; and

•	the right of our Board of Directors to issue preferred stock without stockholder approval.

Our status as a Wisconsin corporation and the anti-takeover provisions of the WBCL may discourage, delay, or prevent a change in control even if a change in control would be beneficial to our shareholders by prohibiting us from engaging in a business combination with any person that is the beneficial owner of at least 10 percent of the voting power of our outstanding voting stock (an “interested shareholder”) for a period of three years after such person becomes an interested shareholder, unless our Board of Directors has approved, before the date on which the shareholder acquired the shares, that a business combination or the purchase of stock made by such interested stockholder on such stock acquisition date. In addition, we may engage in a business combination with an interested shareholder after the expiration of the three-year period with respect to that shareholder only if one or more of the following conditions is satisfied: (1) our Board of Directors approved the acquisition of the stock before the date on which the shareholder acquired the shares, (2) the business combination is approved by a majority of our outstanding voting stock not beneficially owned by the interested shareholder, or (3) the consideration to be received by shareholders meets certain fair price requirements of the WBCL with respect to form and amount.

These provisions could have the effect of discouraging, delaying, or preventing a transaction involving a change in control of our company. These provisions could also have the effect of discouraging proxy contests and make it more difficult for our non-controlling shareholders to elect directors of their choosing and cause us to take other corporate actions.

In light of present circumstances, we believe these provisions taken as a whole protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers or prevent the removal of incumbent directors. However, these provisions could delay or prevent an acquisition that our Board of Directors determines is not in the best interests of the Company and all of our stockholders.

We may change our dividend policy at any time.
The declaration and amount of any future dividends is subject to the discretion of our Board of Directors and is not assured. Each quarter, the Board of Directors considers whether the declaration of a dividend is in the best interest of our shareholders and in compliance with applicable laws and agreements. Although we expect to continue to pay dividends to holders of our Class A and Class B common stock, we have no obligation to do so, and our dividend policy may change at any time without notice. Future dividends may also be affected by factors that our Board of Directors deem relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws, or corporate laws and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, we may not pay dividends at any rate or at all.

Risks Related to Legal Compliance

If the independent contractors with whom we engage under our alternative owner-operator business model are deemed by law to be employees, our business, financial condition, and results of operations could be adversely affected.
Like many of our competitors, in certain of our service offerings we offer an alternative, owner-operator business model, which provides opportunities for small business owners and private entrepreneurs who own tractors to selectively contract with us as independent contractors to transport freight, which they choose, at contracted rates. Were such independent contractors subsequently determined to be our employees, we would be liable under various federal and state laws for a variety of taxes, wages, and other compensation and benefits, including for prior periods, which were not timely paid or remitted. In the U.S., the regulatory and statutory landscape relating to the classification status of independent contractors (or workers) who work in temporary or flexible jobs and who are paid by the task or project is evolving. Some state governments and federal and state regulatory authorities, as well as independent contractors themselves, have asserted that independent contractor drivers in the trucking industry, such as those operating under our owner-operator model, are employees rather than independent contractors for a variety of purposes, including income tax withholding, workers' compensation, wage and hour compensation, unemployment, and other issues. Some states have enacted, or are considering, new laws to make it harder to classify a worker as independent contractors and easier for tax and other authorities to reclassify independent contractors as employees. Additionally, federal legislators, among other things, have sought to abolish a safe harbor which allows taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice and extend the FLSA which establishes minimum wage, overtime pay, recordkeeping, and other employment standards affecting employees in the private sector and in federal, state, and local governments, to independent contractors. Additionally, courts in certain jurisdictions have recently issued decisions that could result in a greater likelihood that independent contractors will be judicially classified as employees. As a result, we are, from time to time, party to administrative proceedings and litigation, including class actions, alleging violations of the FLSA and other state and federal laws which seek retroactive reclassification of certain current and former independent contractors as employees. An adverse decision in such legal proceedings in an amount that materially exceeds our reserves or, federal or state legislation in this area which render the owner-operator model either impractical or extinct thereby curtailing our revenue opportunities, could have an adverse effect our results of operations and profitability.

We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.
In the U.S., the DOT, FMCSA, and various state agencies exercise broad powers over our business, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, financial reporting, and leasing arrangements with independent contractors. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could restrict or otherwise impact our operations. We also operate in various Canadian provinces (as granted by the Ministries of Transportation and Communication in such provinces) and contract with third-party carriers to transport freight into Mexico. Our failure to comply with any applicable laws, rules, or regulations to which we are subject, whether actual or alleged, could expose us to fines, penalties, or potential litigation liabilities, including costs, settlements, and judgments. Further, these agencies or governments could institute new laws, rules or regulations, or issue interpretation changes to existing regulations at any time. The short and long-term impacts of changes in legislation or regulations are difficult to predict and could materially and adversely affect our earnings and results of operations.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.
We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. If a spill or other accident involving hazardous substances occurs, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be liable for cleanup costs or other damages or fines or penalties, any of which could be in material amounts or have a materially adverse effect on our business and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we owned or leased over 190 properties across 36 states, Canada, and Mexico. Our expansive network includes approximately 35 operating centers and 9 distribution warehouses, 11 offices, and over 100 drop yards. In addition, we physically operate at several customer locations.

The operating centers we own or lease throughout the U.S. offer on-site management to support our transportation network for our Truckload and Intermodal segments. Often, our facilities include customer service centers, where our customers may contact a company representative to discuss their loads/orders, fuel and maintenance stations, and other amenities to support our drivers. Our facility network also includes warehouse capacity to further enhance our supply chain solutions. The following table provides a list of 29 properties that are central to our transportation network and indicates the functional capability at each site. Approximately 40% of the properties are owned and approximately 60% are leased.

As of December 31, 2019			Facility Capabilities
Location	Owned or Leased	Segment	Customer Service	Operations	Fuel	Maintenance
Atlanta, GA	Owned	Truckload	X	X	X	X
Carlisle/Harrisburg, PA	Leased	Truckload	X	X	X	X
Charlotte, NC	Owned	Truckload	X	X	X	X
Chicago, IL	Leased	Logistics	X	X
Chicago, IL	Leased	Intermodal		X		X
Dallas, TX	Leased	Truckload	X	X	X	X
Dallas, TX	Leased	Logistics	X	X
Des Moines, IA	Leased	Truckload		X
Edwardsville, IL	Owned	Truckload	X	X	X	X
Farmington Hills, MI	Leased	Logistics	X	X
Gary, IN	Owned	Truckload	X	X	X	X
Green Bay, WI	Owned	Truckload		X
Green Bay, WI (three facilities)	Both	Other	X	X
Houston, TX	Leased	Truckload	X	X	X	X
Houston, TX	Leased	Truckload		X		X
Indianapolis, IN	Owned	Truckload	X	X	X	X
Laredo, TX	Leased	Truckload	X	X	X	X
Phoenix, AZ	Owned	Truckload	X	X		X
Port Wentworth, GA	Leased	Logistics		X
Portland, OR	Owned	Truckload	X	X	X	X
Puslinch/Guelph, ON	Owned	Truckload	X	X	X	X
Reserve, LA	Leased	Truckload		X		X
Salt Lake City, UT	Leased	Truckload	X	X		X
San Bernardino, CA	Leased	Intermodal		X
Mexico City, Mexico	Leased	Multiple	X	X
Shrewsbury, MA	Leased	Truckload	X	X		X
West Memphis, AR	Owned	Truckload	X	X	X	X

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

For a description of our legal proceedings, see Note 15, Commitments and Contingencies, of the notes to consolidated financial statements, which is incorporated herein by reference.

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

Holders of Record

As of February 18, 2020, there was one holder of record of our Class A common stock, and there were 56 holders of record of our Class B common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company does not have a share repurchase program and did not repurchase any equity securities during the three months ended December 31, 2019.

Equity Compensation Plan Disclosure

The remaining information required by Item 5 is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following graph compares the cumulative total shareholder return on our Class B common stock to the cumulative total return of the Standard and Poor’s 500 Stock Index, the Dow Jones Transportation Index, and a customized peer group for the period from April 6, 2017, the date of our IPO, through December 31, 2019. The 2017 peer group, which was used by the Board's Compensation Committee for 2018 compensation decisions, consisted of ArcBest Corp., JB Hunt Transport Services, Inc., Ryder System, Inc., Avis Budget Group, Inc., Knight Transportation, Inc.,1 Swift Transportation Co.,1 C.H. Robinson Worldwide, Landstar System, Inc., Werner Enterprises, Inc., Expeditors International of Washington, Inc., Old Dominion Freight Line, Inc., XPO Logistics, Hub Group, Inc., Roadrunner Transportation Systems, Inc., and YRC Worldwide. In 2018, the Compensation Committee adopted the 2018 peer group for use in 2019 compensation decisions, modifying the 2017 peer group to add Kirby Corporation and remove Roadrunner Transportation Systems, Inc. The comparison assumes $100 was invested on April 6, 2017 in our Class B common stock and in each of the foregoing indices and peer group and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance. We have included the 2017 peer group in the performance graph below for transition purposes only.

COMPARISON OF CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
4/6/2017
6/30/2017
12/31/2017
6/30/2018
12/31/2018
6/30/2019
12/31/2019
Schneider National, Inc.
S&P 500 - Total Return
Dow Jones Transportation Average
2018 Peer Group
2017 Peer Group

	4/6/2017	6/30/2017	12/31/2017	6/30/2018	12/31/2018	6/30/2019	12/31/2019
Schneider National, Inc.	$100.00	$118.01	$151.26	$146.33	$99.83	$98.12	$118.00
S&P 500 - Total Returns	100.00	103.25	115.05	118.10	110.00	130.40	144.64
Dow Jones Transportation	100.00	105.10	117.46	115.31	102.98	118.44	124.44
2018 Peer Group	100.00	103.05	131.58	136.23	108.60	121.27	136.36
2017 Peer Group	100.00	102.98	133.04	136.03	108.30	120.56	135.40

[1]	Effective September 8, 2017, the businesses of Knight Transportation, Inc. and Swift Transportation Co. were merged under a single parent company, Knight-Swift Transportation Holding Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of Part II of this Form 10-K.

(Dollars in millions, except per share amounts, ratios, and key operating metrics)

Consolidated Statement of Comprehensive Income GAAP Data	2019	2018	2017	2016	2015
Operating revenues	$4,747.0	$4,977.0	$4,383.6	$4,045.7	$3,959.4
Income from operations (1)	207.8	375.8	280.3	290.4	260.2
Net income (1) (2)	147.0	268.9	389.9	156.9	140.9
Basic earnings per share (1) (2)	0.83	1.52	2.28	1.00	0.91
Diluted earnings per share (1) (2)	0.83	1.52	2.28	1.00	0.91
Cash dividends per share	0.24	0.24	0.20	0.20	0.16
Operating ratio (1) (3)	95.6%	92.4%	93.6%	92.8%	93.4%

Non-GAAP Financial Data (Unaudited)	2019	2018	2017	2016	2015
Revenues (excluding fuel surcharge) (4)	$4,281.0	$4,454.2	$3,997.3	$3,751.7	$3,588.2
Adjusted income from operations (5)	306.1	383.6	281.7	293.1	293.0
Adjusted net income (6)	220.2	275.2	161.2	158.5	162.7
Adjusted operating ratio (7)	92.8%	91.4%	93.0%	92.2%	91.8%

Consolidated Balance Sheet GAAP Data	2019	2018	2017	2016	2015
Total assets	$3,660.1	$3,624.5	$3,330.5	$3,054.6	$2,621.9
Debt and finance lease obligations (8)	361.3	411.3	439.7	698.3	545.6

Key Operating Metrics	2019	2018	2017	2016	2015
Average trucks (9) (10)	11,091	11,568	11,860	11,722	10,982
Revenue per truck per week (11)	$3,668	$3,840	$3,619	$3,488	$3,520
Containers (12)	22,655	21,790	17,535	17,653	17,397

(1)	The following items were included within income from operations and net income and may impact the comparability of data for the years disclosed above:

•
During 2019, the Company recorded $63.7 million of pre-tax restructuring charges associated with the shutdown of the FTFM service offering and a $34.6 million pre-tax goodwill impairment related to our FTFM reporting unit. The after-tax impact was $47.5 million and $25.7 million, respectively.

•
During 2018, the Company recorded $5.8 million for a pre-tax settlement that challenged Washington State labor law compliance and a $2.0 million pre-tax goodwill impairment related to our Asia reporting unit. The after-tax impact was $4.3 million and $2.0 million, respectively.

•
During 2017, the Company recorded $14.9 million of pre-tax duplicate chassis costs related to our transition to an owned chassis model and a $13.5 million favorable pre-tax fair value adjustment for contingent consideration related to the acquisition of WSL. The after-tax impact was $8.9 million and $8.1 million, respectively.

•
During 2016, the Company recorded $1.4 million of pre-tax costs related to the acquisition of WSL and $1.3 million for one-time pre-tax preparation costs in connection with the IPO. The after-tax impact was $0.8 million and $0.8 million, respectively.

•
During 2015, the Company recorded $26.7 million for a pre-tax legal settlement that challenged aspects of the Fair Labor Standards Act and a $6.0 million pre-tax goodwill impairment related to our Asia reporting unit. The after-tax impact was $15.8 million and $6.0 million, respectively.

(2)	Includes the $229.5 million, or $1.34 per share, reduction in income tax expense in 2017 resulting from the revaluation of net deferred tax liabilities due to the Tax Cuts and Jobs Act.

(3)	Operating ratio is calculated as total operating expenses as a percentage of operating revenues.

(4)
Revenues (excluding fuel surcharge) represents operating revenues less fuel surcharge revenues. Refer to the Non-GAAP Financial Measures discussion within MD&A for a reconciliation of operating revenues, the most closely comparable GAAP financial measure, to revenues (excluding fuel surcharge).

(5)
Adjusted income from operations is defined as income from operations, adjusted to exclude material items that do not reflect our core operating performance. Refer to the Non-GAAP Financial Measures discussion within MD&A for a reconciliation of income from operations, which is the most directly comparable GAAP measure, to adjusted income from operations.

(6)
Adjusted net income is defined as net income adjusted to exclude material items that do not reflect our core operating performance. Refer to the Non-GAAP Financial Measures discussion within MD&A for a reconciliation of net income, which is the most directly comparable GAAP measure, to adjusted net income.

(7)
Adjusted operating ratio is defined as operating expenses adjusted to exclude material items that do not reflect our core operating performance, divided by revenues (excluding fuel surcharge). Refer to the Non-GAAP Financial Measures discussion within MD&A for a reconciliation of operating ratio, which is the most directly comparable GAAP measure, to adjusted operating ratio.

(8)	Includes current and noncurrent portions of unsecured senior notes, accounts receivable facility, equipment financing agreements, and finance leases and is presented net of deferred financing costs.

(9)	Includes company trucks and owner-operator trucks within our Truckload segment.
(10) Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe within our Truckload segment.
(11) Calculated excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.
(12) Represents ending container count for our Intermodal segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

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
Recent Developments
During 2019, the Board of Directors approved a structured shutdown of the FTFM service offering within our Truckload reporting segment. See Note 18, Restructuring Charges, for further discussion.
Strategy
Our goals are to grow revenue and profitability, drive strong and consistent return on capital, and increase stakeholder value resiliently through economic cycles. We believe our competitive strengths position us to pursue our goals by way of the following strategies:
Strengthen core operations to drive organic growth and maintain a leading market position
We intend to drive organic growth through leveraging our existing customer relationships, as well as expanding our customer base. We believe our broad portfolio of services, with different asset intensities, and our North American footprint allow for supply chain alternatives which enable new and existing customer growth. We also plan to drive revenue growth by increasing our marketing to customers that seek to outsource their transportation services. Our growth decisions are based on our “Value Triangle”, which represents profitable growth while balancing the needs of our customers, our associates, and our shareholders. Our Quest platform serves as an instrumental factor which drives profitability as it enables real-time, data-driven decision support science on every load/order and assists our associates to proactively manage our services across our network. Together with our highly incentivized and proactive sales organization, we believe that our Quest platform will provide better service and organic growth in each of our reportable segments.
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
Our intermodal product offering continues to identify opportunities to profitably grow services and compete in the intermodal marketplace. As an asset-based provider, we have more control over our equipment to include containers and chassis, perform most of our own drays, and have strong contractual rail relationships. We believe our Quest platform will enable us to enjoy certain benefits of complete end-to-end control, including increased pick–up and delivery predictability, better visibility, and the ability to source and retain capacity when driver capacity is constrained.
Freight brokerage, which is a significant part of our Logistics segment, is a business that is growing and expected to continue to see growth. As shippers increasingly consolidate their business with fewer freight brokers, we are well-positioned to become one of their select providers due to our customer service, innovative technology, and an established dense network of qualified third-party carriers. Shippers in particular see the value of working with providers like us that have scale, capacity, and lane density, as they are more reliable, efficient, and cost-effective at covering loads. Brokerage serves as a non-asset innovation hub for Schneider, particularly in the areas of predictive analytics, process automation, and new customer relationship generation.

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
Attract and retain top talent at all levels to ensure sustainable growth
Our people are our strongest assets, and we believe they are key to growing our customer base and driving our performance. Our goal is to be the employer of choice; attract, develop, engage, and retain the best talent in the industry. We strive for a high-performance culture with operational excellence and to foster a collaborative environment which seeks individuals who are passionate about our business and fit within our culture. We value the direct relationship we have with our associates, and we intend to continue working together to provide professional growth and a quality work environment without third-party representation. Our compensation structure is performance-based and aligns with our strategic objectives. In today’s driver constrained environment, we seek to maintain our reputation as a preferred carrier of choice within the driver community and attract and retain high-quality, safe drivers that meet or exceed our qualification standards. We invest in the well-being of our associates through our commitment to ensuring a differentiated driver experience and efforts to improve the quality of drivers’ touchpoints. We provide mandatory physical check-ups which cover sleep apnea and urine and hair follicle drug testing, among other things. We believe that investing in the health of our associates helps maintain a high-quality driver base.
Our leading technology platform facilitates the application, screening, and onboarding of top talent. As an industry leader with a respected safety culture and underlying core values, we believe that we will continue to be the employer of choice for both driving and non-driving associates.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 26, 2019, and is available on the SEC's website at www.sec.gov as well as our Investor Relations website at www.schneider.com.

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

Management believes the use of each of these non-GAAP measures assists investors in understanding our business by (1) removing the impact of items from our operating results that, in our opinion, do not reflect our core operating performance, (2) providing investors with the same information our management uses internally to assess our core operating performance, and (3) presenting comparable financial results between periods. In addition, in the case of revenues (excluding fuel surcharge), we believe the measure is useful to investors because it isolates volume, price, and cost changes directly related to industry demand and the way we operate our business from the external factor of fluctuating fuel prices and the programs we have in place to manage fuel price fluctuations. Fuel-related costs and their impact on our industry are important to our results of operations, but they are often independent of other, more relevant factors affecting our results of operations and our industry.

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

	Year Ended December 31,
(in millions, except ratios)	2019	2018
Operating revenues	$4,747.0	$4,977.0
Revenues (excluding fuel surcharge) (1)	4,281.0	4,454.2
Income from operations	207.8	375.8
Adjusted income from operations (2)	306.1	383.6
Operating ratio	95.6%	92.4%
Adjusted operating ratio (3)	92.8%	91.4%
Net income	$147.0	$268.9
Adjusted net income (4)	220.2	275.2

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

Revenues (excluding fuel surcharge)

	Year Ended December 31,
(in millions)	2019	2018
Operating revenues	$4,747.0	$4,977.0
Less: Fuel surcharge revenues	466.0	522.8
Revenues (excluding fuel surcharge)	$4,281.0	$4,454.2

Adjusted income from operations

	Year Ended December 31,
(in millions)	2019	2018
Income from operations	$207.8	$375.8
Litigation (1)	—	5.8
Goodwill impairment (2)	34.6	2.0
Restructuring charges (3)	63.7	—
Adjusted income from operations	$306.1	$383.6

(1)	Costs associated with the settlement of a lawsuit that challenged Washington State labor law compliance during 2018.

(2)	Goodwill impairment charges were recorded for our Asia and FTFM reporting units during 2018 and 2019, respectively. Refer to Note 6, Goodwill and Other Intangible Assets for more information.

(3)	Costs associated with the shutdown of the FTFM service offering. Refer to Note 18, Restructuring Charges, for additional details.

Adjusted operating ratio

	Year Ended December 31,
(in millions, except ratios)	2019	2018
Total operating expenses	$4,539.2	$4,601.2
Divide by: Operating revenues	4,747.0	4,977.0
Operating ratio	95.6%	92.4%

Total operating expenses	$4,539.2	$4,601.2
Adjusted for:
Fuel surcharge revenues	(466.0)	(522.8)
Litigation	—	(5.8)
Goodwill impairment	(34.6)	(2.0)
Restructuring charges	(63.7)	—
Adjusted total operating expenses	$3,974.9	$4,070.6

Operating revenues	$4,747.0	$4,977.0
Less: Fuel surcharge revenues	466.0	522.8
Revenues (excluding fuel surcharge)	$4,281.0	$4,454.2

Adjusted operating ratio	92.8%	91.4%
Adjusted net income

	Year Ended December 31,
(in millions)	2019	2018
Net income	$147.0	$268.9
Litigation	—	5.8
Goodwill impairment	34.6	2.0
Restructuring charges	63.7	—
Income tax effect of non-GAAP adjustments (1)	(25.1)	(1.5)
Adjusted net income	$220.2	$275.2

(1)
Our estimated tax rate on non-GAAP items is determined annually using the applicable consolidated federal and state effective tax rate, modified to remove the impact of tax credits and adjustments that are not applicable to the specific items. Due to the differences in the tax treatment of items excluded from non-GAAP income, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP items may differ from our GAAP tax rate and from our actual tax liabilities.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Enterprise Results Summary

Enterprise net income decreased $121.9 million, approximately 45%, in the year ended December 31, 2019 compared to 2018, primarily due to pretax charges of $63.7 million for restructuring associated with the shutdown of the Company's FTFM service offering and $34.6 million for the FTFM goodwill impairment. In addition, freight volumes declined in 2019 due to lower demand and excess capacity available in the market.

Adjusted net income decreased $55.0 million, approximately 20%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues decreased $230.0 million, approximately 5%, in the year ended December 31, 2019 compared to 2018.

Factors contributing to the decrease were as follows:

•
a $188.3 million decrease in Truckload revenues (excluding fuel surcharge) resulting from reduced Truckload volume due to lower market demand and a $64.0 million reduction in revenues (excluding fuel surcharge) related to the shutdown of the FTFM service offering;

•
an $89.1 million decrease in Logistics revenues (excluding fuel surcharge) primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019, combined with lower revenue per order within brokerage due to a compression in rate, partially offset by a 12% increase in brokerage volumes; and

•	a $56.8 million decrease in fuel surcharge revenues primarily related to decreased volumes.

The above factors were partially offset by:

•	a $51.9 million increase in our Intermodal segment revenues (excluding fuel surcharge) primarily due to improved revenue per order; and

•	a $42.1 million increase in revenues from equipment sales by our leasing business under sales-type leases.

Enterprise revenues (excluding fuel surcharge) decreased $173.2 million, approximately 4%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations decreased $168.0 million, approximately 45%, in the year ended December 31, 2019 compared to 2018, primarily due to $63.7 million of restructuring charges associated with the shutdown of the FTFM service offering and a $34.6 million FTFM goodwill impairment. Additionally, an increase in impairment of held for sale assets of $14.0 million and lower revenue due to excess market capacity and a decrease in demand negatively impacted profitability but were partially offset by reduced performance-based incentive compensation, driver related costs, and other variable costs.

Adjusted income from operations decreased $77.5 million, approximately 20%.

Enterprise operating ratio weakened on both a GAAP basis and an adjusted basis. Our operating ratio can be negatively impacted when our lower margin, less asset-focused Logistics segment grows faster than our higher margin, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.

•
Purchased transportation costs increased $30.5 million, or 2%, year over year. An increase in various intermodal third-party costs, including rail, combined with order volume growth in our Logistics segment of 12% resulted in higher purchased transportation. This was partially offset by a 12% decrease in purchased transportation cost per order within our Logistics segment based on additional industry carrier capacity in 2019 which led to the compression of carrier rates. The shutdown of the FTFM service offering also lowered purchased transportation costs by approximately $8.0 million compared to the prior year.

•
Salaries, wages, and benefits decreased $153.4 million, or 12%, year over year, largely due to lower performance-based incentive compensation of approximately $50.0 million, the elimination of salaries, wages, and benefits associated with warehouse management operations insourced by an import/export customer in April 2019, and approximately $30.0 million related to the shutdown of the FTFM service offering. Lower driver pay, a decrease in Company benefit costs, and other cost savings initiatives also added to the variance. Continued favorability in performance-based incentive compensation is not expected to extend to 2020.

•
Fuel and fuel taxes decreased $55.1 million, or 16%, year over year, driven by a 7% decrease in company driver miles and a decrease in cost per gallon. Decreased company driver miles were partially offset by a 3% increase in owner-operator miles, which do not impact company fuel costs. Approximately 20% of the decrease in expense year over year is attributable to the shutdown of the FTFM service offering. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•
Operating supplies and expenses increased $38.9 million, or 8%, year over year. The increase was mainly due to an increase in equipment sales under sales-type leases by our leasing business, resulting in higher cost of goods sold of $40.8 million, a $14.0 million increase in impairment of assets held for sale primarily related to a bulk sale of tractors, and an increase in software subscription costs compared to 2018. Increases in the above costs were offset by a combined $16.9 million decrease in temporary worker pay due to insourcing of one of our import/export customers in April 2019 and reduced maintenance and parts spend attributable to less company driver miles, cost savings initiatives, and younger age of fleet.

•	Insurance and related expenses increased $7.4 million, or 7%, year over year. The increase was predominately due to an increase in the severity of auto losses and related insurance premiums.

•
Other general expenses decreased $28.2 million, or 20%, year over year as a result of decreased driver recruiting and training costs associated with cost savings initiatives of $13.3 million, a $5.8 million decrease in litigation costs, reduced bad debt expense, and lower professional service fees of $2.9 million.

•
Goodwill impairment charges increased $32.6 million, year over year due to the FTFM goodwill impairment charge of $34.6 million in 2019 compared to the Asia goodwill impairment charge of $2.0 million in 2018.

•
Restructuring charges increased $63.7 million, year over year due to the recording of asset impairment charges and losses on asset disposals, write-down of receivables, and other costs associated with the shutdown of the FTFM service offering. Refer to Note 18, Restructuring Charges, for additional details.

Total Other Expenses

Other expenses decreased $1.5 million, approximately 13%, in the year ended December 31, 2019 compared to 2018, primarily from a $3.9 million increase in interest income, a $0.5 million decrease in interest expense, and a $0.5 million decrease in net foreign currency losses, partially offset by the 2018 recognition of a $3.5 million pre-tax gain related to our ownership interest in PSI. See Note 5, Investments, for more information on PSI.

Income Tax Expense

Our provision for income taxes decreased $44.6 million in the year ended December 31, 2019 compared to 2018 due to lower taxable income. Our effective income tax rate was 25.8% for the year ended December 31, 2019 compared to 26.2% for 2018. We anticipate that our ongoing effective tax rate will be 25.5% - 26.5% subject to further changes in law.

Segment Contributions to Income from Operations

The following tables summarize revenue and income (loss) from operations by segment:

	Year Ended December 31,
Revenues by Segment (in millions)	2019	2018
Truckload	$2,076.8	$2,265.1
Intermodal	1,007.8	955.9
Logistics	934.8	1,023.9
Other	371.3	323.2
Fuel surcharge	466.0	522.8
Inter-segment eliminations	(109.7)	(113.9)
Operating revenues	$4,747.0	$4,977.0

	Year Ended December 31,
Income (Loss) from Operations by Segment (in millions)	2019	2018
Truckload	$59.0	$237.1
Intermodal	107.7	130.4
Logistics	37.3	47.3
Other	3.8	(39.0)
Income from operations	207.8	375.8
Adjustments:
Litigation	—	5.8
Goodwill impairment	34.6	2.0
Restructuring charges	63.7	—
Adjusted income from operations	$306.1	$383.6

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

•
Dedicated specialty - Transportation services with equipment devoted to customers under long-term contracts utilizing bulk, temperature-controlled, flatbed, straight truck, and other specialty equipment.

•	For-hire standard - Transportation services of one-way shipments utilizing standard dry van trailing equipment.

•	For-hire specialty - Transportation services of one-way shipments utilizing bulk, temperature-controlled, flatbed, straight truck, and other specialty equipment.

	Year Ended December 31,
	2019	2018
Dedicated standard
Revenues (excluding fuel surcharge) (1)	$329.8	$327.1
Average trucks (2) (3)	1,808	1,678
Revenue per truck per week (4)	$3,573	$3,819
Dedicated specialty
Revenues (excluding fuel surcharge) (1)	$376.2	$405.5
Average trucks (2) (3)	2,113	2,239
Revenue per truck per week (4)	$3,487	$3,546
For-hire standard
Revenues (excluding fuel surcharge) (1)	$1,149.0	$1,219.2
Average trucks (2) (3)	6,027	6,105
Revenue per truck per week (4)	$3,733	$3,911
For-hire specialty
Revenues (excluding fuel surcharge) (1)	$221.9	$316.2
Average trucks (2) (3)	1,143	1,546
Revenue per truck per week (4)	$3,804	$4,006
Total Truckload
Revenues (excluding fuel surcharge) (5)	$2,076.8	$2,265.1
Average trucks (2) (3) *	11,091	11,568
Revenue per truck per week (4)	$3,668	$3,840
Average company trucks (3)	8,191	8,814
Average owner-operator trucks (3)	2,900	2,753
Trailers	34,742	37,464
Operating ratio (6)	97.2%	89.5%

(1)	Revenues (excluding fuel surcharge), in millions, exclude revenue in transit.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Revenues (excluding fuel surcharge), in millions, include revenue in transit at the operating segment level, and therefore does not sum with amounts presented above.

(6)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

*	Amounts may not sum due to rounding.

Truckload revenues (excluding fuel surcharge) decreased $188.3 million, or 8%, in the year ended December 31, 2019 compared to 2018, primarily due to decreased volume while price remained relatively flat year over year. A decline in volume of 8% was the result of a decrease in demand which drove lower productivity, and the shutdown of our FTFM service offering in the third quarter of 2019. Revenue per truck per week decreased $172, or 4%, year over year as a result of lower productivity driven primarily by lower freight volumes.

Truckload income from operations decreased $178.1 million, or 75%, in the year ended December 31, 2019 compared to 2018. This decrease was primarily due to $63.7 million of restructuring charges related to the shutdown of our FTFM service offering, $34.6 million in FTFM goodwill impairment, $14.1 million impairment of assets held for sale, and an additional $4.4 million in FTFM operating losses. Lower volumes, as discussed above, as well as a $6.9 million increase in auto insurance premiums also contributed to the decrease but were partially offset by a reduction in driver, purchased transportation, and maintenance related costs.

Intermodal
The following table presents our key performance indicators for our Intermodal segment for the periods indicated:

	Year Ended December 31,
	2019	2018
Orders (1)	451,617	449,330
Containers	22,655	21,790
Trucks (2)	1,531	1,474
Revenue per order (3)	$2,238	$2,122
Operating ratio (4)	89.3%	86.4%

(1)	Based on delivered orders.

(2)	Includes company trucks and owner-operator trucks at the end of the period.

(3)	Calculated excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.

(4)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) increased $51.9 million, or 5%, in the year ended December 31, 2019 compared to 2018. The increase was driven by an increase in revenue per order of $116, or 5% resulting from 2018 contract carry-over and 2019 contract renewals.

Intermodal income from operations decreased $22.7 million, or 17%, in the year ended December 31, 2019 compared to 2018. Revenue growth, due to the increases noted above, was more than offset by higher rail purchased transportation and repositioning, driver related, and equipment depreciation costs. Asset utilization was also unfavorable compared to 2018.

Logistics
The following table presents our key performance indicators for our Logistics segment for the periods indicated:

	Year Ended December 31,
	2019	2018
Operating ratio (1)	96.0%	95.4%
Brokerage revenues as a percentage of Logistics revenues (2)	84.1%	78.2%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

(2)	Revenues (excluding fuel surcharge) including revenue in transit.

Logistics revenues (excluding fuel surcharge) decreased $89.1 million, or 9%, in the year ended December 31, 2019 compared to 2018, primarily due to one of the Company's import/export customers insourcing their warehouse management function in April 2019. In addition, reduced revenue per order as a result of lower spot and contract rates was partially offset by brokerage volume growth of 12%.

Logistics income from operations decreased $10.0 million, or 21%, in the year ended December 31, 2019 compared to 2018, primarily due to compressed net revenue in brokerage and the customer insourcing noted above.

Other

Included in Other was income from operations of $3.8 million in the year ended December 31, 2019 compared to a loss from operations of $39.0 million in 2018. A reduction in performance-based incentive compensation of approximately $40.0 million, a $5.8 million lawsuit settlement that challenged Washington State labor law compliance in 2018, and a $2.0 million Asia goodwill impairment in 2018 all contributed to the improved results within Other.

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

The following table presents our cash and debt outstanding as of the dates shown:

(in millions)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$551.6	$378.7
Marketable securities	48.3	51.3
Total cash, cash equivalents, and marketable securities	$599.9	$430.0

Debt:
Senior notes	$360.0	$400.0
Equipment financing	—	5.0
Finance leases	1.7	6.9
Total debt (1)	$361.7	$411.9

(1)	Debt on our consolidated balance sheets is presented net of deferred financing costs.

Debt

At December 31, 2019, we were in compliance with all financial covenants and financial ratios under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for more information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Year Ended December 31,
(in millions)	2019	2018
Cash provided by operating activities	$636.3	$566.5
Cash used in investing activities	(350.2)	(337.6)
Cash used in financing activities	(113.2)	(88.7)

Operating Activities

Cash provided by operating activities increased $69.8 million, approximately 12%, during 2019 compared to 2018. The increase was driven by the net change in working capital balances, and the reclassification of proceeds from lease receipts from investing activities with the adoption of ASC 842, which were partially offset by decreases in net income as adjusted for various noncash charges and deferred income taxes.

Investing Activities

Cash used in investing activities increased $12.6 million, approximately 4%, during 2019 compared to 2018. The increase in cash used was driven by the reclassification of proceeds from lease receipts to operating activities with the adoption of ASC 842, partially offset by decreased net capital expenditures, purchases of lease equipment, and net investment activity.

Capital Expenditures

The following table sets forth, for the periods indicated, our net capital expenditures:

	Year Ended December 31,
(in millions)	2019	2018
Transportation equipment	$335.3	$385.1
Other property and equipment	61.7	36.9
Proceeds from sale of property and equipment	(90.1)	(90.5)
Net capital expenditures	$306.9	$331.5

Net capital expenditures decreased by $24.6 million in 2019 compared to 2018 due to a $49.8 million decrease in transportation equipment purchases primarily for trailers, containers, and chassis, partially offset by an increase in other property and equipment and capitalized IT spend of $24.8 million. Proceeds from sale of property and equipment remained relatively consistent year over year.

We currently anticipate net capital expenditures in 2020 to be approximately $310 million.

Financing Activities

Cash used in financing activities increased by $24.5 million, approximately 28% during 2019 compared to 2018. The increase in cash used was due to a $23.3 million increase in payments on debt and finance lease obligations and a $1.8 million increase in dividends paid in 2019 compared to 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2019:

		Payments Due by Period
(in millions)	Total Amounts Committed	2020	2021-2022	2023-2024	After 2024	Other
Long-term debt (1)	$405.4	$67.0	$119.2	$122.4	$96.8	$—
Purchase obligations (2)	278.2	278.2	—	—	—	—
Finance lease obligations (1)	1.8	0.6	0.6	0.6	—	—
Operating lease obligations (1)	90.1	29.4	32.7	18.6	9.4	—
Unrecognized tax benefits (3)	4.3	—	—	—	—	4.3
Total	$779.8	$375.2	$152.5	$141.6	$106.2	$4.3

(1)	Includes principal and interest obligations.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. Our purchase obligations relate to transportation equipment.

(3)	This amount is shown in the other column because the year of settlement cannot be reasonably estimated. See Note 9, Income Taxes, for additional information.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in accordance with GAAP requires that management make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, these estimates and assumptions affect reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent liabilities. Management evaluates these estimates on an ongoing basis, using historical experience, consultation with third parties, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position, or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.
The estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to our consolidated financial statements. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.
Claims Accruals
Reserves are established based on estimated or expected losses for claims. The primary claims arising for the Company consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers' compensation and cargo liability. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. We also maintain insurance to cover liabilities in excess of the self-insurance amounts. The reserves represent accruals for the estimated self-insured and re-insured portions of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. At December 31, 2019 and 2018, we had an accrual of $143.5 million and $156.0 million, respectively, for estimated claims net of reinsurance receivables.
We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and/or severity of claims, or we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed, or any of the claims would exceed the limits of our insurance coverage, our profitability would be adversely affected. In addition to estimates within our self-insured retention, we also must make judgments concerning our coverage limits. If any claim were to exceed our coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. Currently, we are not aware of any such claims. If one or more claims were to exceed our effective coverage limits, our financial condition and results of operations could be materially and adversely affected.
Property and Equipment
We operate a significant number of trucks, trailers, containers, chassis, and other equipment in connection with our business and must select estimated useful lives and salvage values for calculating depreciation. Property and equipment are stated at cost less accumulated depreciation and depreciated to an estimated salvage value using the straight-line method over the asset's estimated useful life. Depreciable lives of revenue equipment range from 2 to 20 years and are based on historical experience, as well as future expectations regarding the period we expect to benefit from the assets and company policies around maintenance and asset replacement. Estimates of salvage value at the expected date of sale are based on the expected market values of equipment at the expected time of disposal. We consider our experience with similar assets, conditions in the used revenue equipment market, and operational information such as average annual miles. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and adjust these assumptions appropriately when warranted. We review our property and equipment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. An impairment loss equal to the excess of carrying amount over fair value is recognized when the carrying amount of the asset is not recoverable.
Additionally, we reclassify certain revenue equipment to assets held for sale when the applicable criteria are met. An impairment loss equal to the excess of carrying amount over fair value less estimated costs to sell the asset is recognized if the carrying amount of the held for sale asset is not recoverable. Fair value is determined using recent sales prices or National Automobile Dealers Association (NADA) wholesale prices for assets with the same or similar specifications.
As of December 31, 2019, and 2018, we had assets held for sale, net of impairment, of $67.4 million and $21.9 million, respectively. As of December 31, 2019, $33.4 million of the assets held for sale balance was related to the shutdown of the FTFM service offering. Impairment losses on assets held for sale of $42.4 million and $0.3 million were recorded in 2019 and 2018, respectively. In 2019, $28.1 million of the impairment loss related to the shutdown of the FTFM service offering.
Goodwill
To expand our business offerings, we have, on occasion, acquired other companies. In a business combination, the consideration is first assigned to identifiable assets and liabilities, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, history, future expansion and profitability expectations, amount and timing of future cash flows, and the discount rate applied to the cash flows. Goodwill is not amortized but is assessed for impairment at least annually and more frequently if a triggering event indicates that impairment may exist.
Our total goodwill balance at December 31, 2019 and 2018 was $127.5 million and $162.2 million, respectively. Goodwill is evaluated for impairment at the reporting unit level and is performed annually, or more frequently if events or circumstances indicate the carrying value is not recoverable. A reporting unit can be a segment or business within a segment. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. In the quantitative impairment evaluation, the carrying value of a reporting unit, including goodwill, is compared with its fair value. We base our fair value estimation on a valuation, which uses a combination of (1) an income approach based on the present value of estimated future cash flows and (2) a market approach based on market price data of shares of our company and others in our industry to value our reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded equal to that excess. Significant judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain risks discussed earlier in this document.
During the second quarter of 2019, a triggering event occurred as results from our FTFM reporting unit continued to be less than projected, despite sustained investments and operational changes designed to improve efficiencies. Because of this triggering event, an impairment test was performed for the FTFM reporting unit. As a result of the testing performed, an impairment loss of $34.6 million was recorded for our FTFM reporting unit as the discounted cash flows expected to be generated by this reporting unit were not sufficient to recover its carrying value. This represented all of the goodwill related to the FTFM reporting unit.
We completed the required annual goodwill impairment test for all three of our remaining reporting units with goodwill as of October 31, 2019 and concluded that the excess of estimated fair values over carrying values for each reporting unit was more than insignificant.
There were no triggering events identified from the date of our assessment through December 31, 2019 that would require an update to our annual impairment test. If future operating performance of any of our reporting units is below our expectations or there are changes to forecasted growth rates or our cost of capital, a decline in the fair value of the reporting units could result, and we may be required to record a goodwill impairment charge. See Note 6, Goodwill and Other Intangible Assets, for more information.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

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

Commodity Risk

We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices will raise our operating costs, even after applying fuel surcharge revenues. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The average diesel price per gallon in the U.S., as reported by the Department of Energy, decreased from an average of $3.18 per gallon for fiscal year 2018 to an average of $3.05 per gallon for fiscal year 2019. We cannot predict the extent or speed of potential changes in fuel price levels in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset future increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past but continue to evaluate this possibility.

Interest Rate Risk

We had cash and cash equivalents of $551.6 million as of December 31, 2019, which consists of bank deposits with Federal Deposit Insurance Corporation participating banks and money market accounts of $420.3 million that are sensitive to changes in interest rates. A hypothetical 1% decrease in our interest rates would decrease our annual interest income by approximately $4.2 million.

At December 31, 2019, we had no outstanding variable rate borrowings under either our accounts receivable securitization facility or our revolving credit facility. In the future, if we borrow under either our accounts receivable securitization facility or our revolving credit facility, we will have interest rate exposure arising from variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. We manage interest rate exposure through a mix of variable rate debt, fixed rate senior debt, fixed rate financing, and fixed rate lease financing.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Schneider National, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective method.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Claims Accruals - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is self-insured for various claims, which primarily relate to accident-related claims for personal injury, collision, and comprehensive compensation, along with workers' compensation. Claims accruals represent accruals for pending claims, including adverse development of known claims, as well as incurred but not reported claims. The claims accruals are based on estimated or expected losses for claims considering the nature and severity of each claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved for each case, estimates of future claims development, the fluctuations in the number and severity of claims, and the legal and other costs to settle or defend the claims. At December 31, 2019 and 2018, the Company had an accrual of $143.5 million and $156.0 million, respectively, for estimated claims net of reinsurance receivables.

The subjectivity of estimating the claim accruals for pending claims and incurred but not reported claims, requires a high degree of auditor judgment and an increased extent of effort. This includes the need to involve our actuarial specialists when performing audit procedures to evaluate whether claims accruals are appropriately stated as of December 31, 2019.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the claims accruals included the following, among others:

•	We tested the effectiveness of internal controls related to claims accruals, including those over the projected development of known claims and incurred but not reported claims.

•	We evaluated the methods and assumptions used by management to estimate claims accruals by:

◦
Testing the underlying data that served as the basis for the actuarial analysis, including reconciling the claims data to the Company’s actuarial analysis, testing the annual exposure data, and testing current year claims and payment data.

◦	Comparing management’s selected claims accrual estimates to the range provided by their third-party actuary and to historical trends.

◦
With the assistance of our actuarial specialists, we developed an independent range of estimates of the claims accruals, utilizing loss development factors from the Company’s historical data and industry claim development factors, and compared our estimated range to management’s recorded reserve.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 19, 2020

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Schneider National, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 19, 2020

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Operating revenues	$4,747.0	$4,977.0	$4,383.6
Operating expenses:
Purchased transportation	1,996.4	1,965.9	1,605.3
Salaries, wages, and benefits	1,106.0	1,259.4	1,223.5
Fuel and fuel taxes	289.7	344.8	305.5
Depreciation and amortization	292.9	291.3	279.0
Operating supplies and expenses	530.2	491.3	493.9
Insurance and related expenses	109.6	102.2	90.3
Other general expenses	116.1	144.3	105.8
Goodwill impairment charge	34.6	2.0	—
Restructuring charges	63.7	—	—
Total operating expenses	4,539.2	4,601.2	4,103.3
Income from operations	207.8	375.8	280.3
Other expenses (income):
Interest income	(8.5)	(4.6)	(2.0)
Interest expense	16.6	17.1	19.4
Other expense (income)—net	1.6	(1.3)	(0.5)
Total other expenses	9.7	11.2	16.9
Income before income taxes	198.1	364.6	263.4
Provision for (benefit from) income taxes	51.1	95.7	(126.5)
Net income	147.0	268.9	389.9
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1.0)	(0.9)
Net unrealized gains on marketable securities—net of tax	1.1	—	—
Total other comprehensive income (loss)	1.1	(1.0)	(0.9)
Comprehensive income	$148.1	$267.9	$389.0

Weighted average common shares outstanding	177.1	177.0	171.1
Basic earnings per share	$0.83	$1.52	$2.28

Weighted average diluted shares outstanding	177.3	177.2	171.3
Diluted earnings per share	$0.83	$1.52	$2.28

Dividends per share of common stock	$0.24	$0.24	$0.20
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$551.6	$378.7
Marketable securities	48.3	51.3
Trade accounts receivable—net of allowance of $3.4 million and $6.8, million, respectively	465.8	593.1
Other receivables	28.9	31.8
Current portion of lease receivables—net of allowance of $0.6 million and $0.5 million, respectively	121.5	129.1
Inventories	71.9	60.8
Prepaid expenses and other current assets	117.7	79.5
Total current assets	1,405.7	1,324.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,790.1	2,900.2
Land, buildings, and improvements	199.3	177.2
Other property and equipment	162.7	157.6
Total property and equipment	3,152.1	3,235.0
Accumulated depreciation	1,300.5	1,312.8
Net property and equipment	1,851.6	1,922.2
Lease receivables	109.4	133.2
Capitalized software and other noncurrent assets	165.9	82.6
Goodwill	127.5	162.2
Total noncurrent assets	2,254.4	2,300.2
Total Assets	$3,660.1	$3,624.5
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$207.7	$226.0
Accrued salaries, wages, and benefits	63.8	94.8
Claims accruals—current	42.0	58.3
Current maturities of debt and finance lease obligations	55.5	51.7
Dividends payable	10.8	10.6
Other current liabilities	85.4	81.2
Total current liabilities	465.2	522.6
Noncurrent Liabilities:
Long-term debt and finance lease obligations	305.8	359.6
Claims accruals—noncurrent	118.7	113.3
Deferred income taxes	449.0	450.6
Other noncurrent liabilities	85.0	46.1
Total noncurrent liabilities	958.5	969.6
Total Liabilities	1,423.7	1,492.2
Commitments and Contingencies (Note 15)
Shareholders' Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 94,837,673 and 94,593,588 shares issued, and 94,088,025 and 93,969,268 shares outstanding, respectively	—	—
Additional paid-in capital	1,542.7	1,544.0
Retained earnings	693.6	589.3
Accumulated other comprehensive income (loss)	0.1	(1.0)
Total Shareholders' Equity	2,236.4	2,132.3
Total Liabilities and Shareholders' Equity	$3,660.1	$3,624.5
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$147.0	$268.9	$389.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	292.9	291.3	279.0
Goodwill impairment	34.6	2.0	—
Gains on sales of property and equipment—net	(3.3)	(8.4)	(10.8)
Impairment on assets held for sale	14.3	0.3	1.4
Proceeds from lease receipts	78.7	—	—
Deferred income taxes	(0.2)	62.2	(152.0)
WSL contingent consideration adjustment	—	—	(13.5)
Long-term incentive and share-based compensation (benefit) expense	(3.6)	22.8	17.0
Noncash restructuring charges	50.0	—	—
Other noncash items	3.4	(3.5)	(0.7)
Changes in operating assets and liabilities:
Receivables	119.9	(62.8)	(63.3)
Other assets	(3.3)	(9.0)	0.3
Payables	(35.3)	3.0	16.0
Claims reserves and other receivables—net	(12.6)	8.8	(12.9)
Other liabilities	(46.2)	(9.1)	10.9
Net cash provided by operating activities	636.3	566.5	461.3
Investing Activities:
Purchases of transportation equipment	(335.3)	(385.1)	(388.5)
Purchases of other property and equipment	(61.7)	(36.9)	(33.4)
Proceeds from sale of property and equipment	90.1	90.5	70.0
Proceeds from lease receipts	—	72.7	53.1
Proceeds from sale of off-lease inventory	20.7	21.9	7.9
Purchases of lease equipment	(68.7)	(90.5)	(110.1)
Proceeds from marketable securities	22.1	9.9	10.5
Purchases of marketable securities	(17.4)	(20.1)	—
Net cash used in investing activities	(350.2)	(337.6)	(390.5)
Financing Activities:
Payments under revolving credit agreements	—	—	(135.0)
Payments of debt and finance lease obligations	(52.0)	(28.7)	(123.7)
Payment of deferred consideration related to acquisition	(18.7)	(19.3)	(19.4)
Proceeds from IPO—net of issuance costs	—	—	340.6
Dividends paid	(42.5)	(40.7)	(25.5)
Redemptions of redeemable common shares	—	—	(0.1)
Net cash provided by (used in) financing activities	(113.2)	(88.7)	36.9
Net increase in cash and cash equivalents	172.9	140.2	107.7
Cash and Cash Equivalents:
Beginning of period	378.7	238.5	130.8
End of period	$551.6	$378.7	$238.5
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment and inventory purchases in accounts payable	$19.1	$2.1	$9.5
Dividends declared but not yet paid	10.8	10.6	8.8
Increase in redemption value of redeemable common shares	—	—	126.6
Ownership interest in Platform Science, Inc.	—	3.5	—
Cash paid (refunded) during the year for:
Interest	14.5	15.5	19.2
Income taxes—net of refunds	51.6	39.0	(4.2)
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance—December 31, 2016	$—	$—	$—	$—	$—
Repurchases and retirements of stock related to pre-IPO share-based awards	—	(0.1)	—	—	(0.1)
Share issuances related to pre-IPO share-based awards	—	2.9	—	—	2.9
Share issuances—IPO	—	340.6	—	—	340.6
Transfer from temporary equity to permanent equity (See Note 10, Temporary Equity)	—	1,187.0	13.3	0.9	1,201.2
Net income—post-IPO	—	—	367.4	—	367.4
Other comprehensive loss—post-IPO	—	—	—	(0.9)	(0.9)
Share-based compensation expense	—	4.8	—	—	4.8
Post-IPO dividends declared at $0.15 per share	—	—	(26.5)	—	(26.5)
Post-IPO issuance of stock	—	0.8	—	—	0.8
Other	—	(1.4)	1.4	—	—
Balance—December 31, 2017	—	1,534.6	355.6	—	1,890.2
Net income	—	—	268.9	—	268.9
Other comprehensive loss	—	—	—	(1.0)	(1.0)
Share-based compensation expense	—	10.9	—	—	10.9
Dividends declared at $0.24 per share	—	—	(42.5)	—	(42.5)
Share issuances	—	0.5	—	—	0.5
Exercise of employee stock options	—	0.2	—	—	0.2
Shares withheld for employee taxes	—	(2.3)	—	—	(2.3)
Cumulative–effect adjustment of ASU 2014-09 adoption (See Note 2, Revenue Recognition)	—	—	7.3	—	7.3
Other	—	0.1	—	—	0.1
Balance—December 31, 2018	—	1,544.0	589.3	(1.0)	2,132.3
Net income	—	—	147.0	—	147.0
Other comprehensive income	—	—	—	1.1	1.1
Share-based compensation expense	—	(0.4)	—	—	(0.4)
Dividends declared at $0.24 per share	—	—	(42.7)	—	(42.7)
Share issuances	—	0.3	—	—	0.3
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—December 31, 2019	$—	$1,542.7	$693.6	$0.1	$2,236.4
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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements have been prepared in conformity with GAAP and include all of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

We make estimates and assumptions that affect assets, liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

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

Inventory

Our inventories consist of tractors and trailing equipment owned by our equipment leasing company to be sold or leased to independent contractors, as well as parts, tires, supplies, and fuel. These inventories are valued at the lower of cost or market using specific identification or average cost. The following table shows the components of our inventory balances as of December 31:

(in millions)	2019	2018
Tractors and trailing equipment for sale or lease	$59.3	$48.1
Replacement parts	11.3	11.4
Tires and other	1.3	1.3
Total	$71.9	$60.8

Investments in Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. Our portfolio of securities has maturities ranging from 3 months to 82 months. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

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

2019
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

Assets held for sale are evaluated for impairment when transferred to held for sale status or as impairment indicators are present. The carrying amount of assets held for sale is not recoverable if the carrying amount exceeds the fair value less estimated costs to sell the asset. An impairment loss is recorded for the excess of the asset’s carrying amount over the fair value less estimated costs to sell. Impairment losses are recorded in operating supplies and expenses in the consolidated statements of comprehensive income. For the year ended December 31, 2019, total impairment losses were $42.4 million, which included a $28.1 million impairment related to the shutdown of our FTFM service offering and an $11.5 million impairment related to a bulk sale of tractors. Impairment losses for the years ended December 31, 2018 and 2017 were $0.3 million and $1.4 million, respectively.

As of December 31, 2019 and 2018, assets held for sale, net of impairment, by segment were as follows:

(in millions)	2019	2018
Truckload (1)	$63.5	$19.5
Intermodal	3.9	2.4
Total	$67.4	$21.9

(1)	As of December 31, 2019, $33.4 million related to the shutdown of our FTFM service offering.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are tested for impairment annually in October, or more frequently if impairment indicators exist. Intangible assets with definite lives are reviewed for impairment if impairment indicators are present and at least annually.

The carrying amount of a reporting unit's goodwill is considered not recoverable, and an impairment loss is recorded if the carrying amount of the reporting unit exceeds the reporting unit's fair value, as determined based on the combination of an income approach and a market approach. See Note 6, Goodwill and Other Intangible Assets, for more information on our goodwill and other intangible assets.

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

For the years ended December 31, 2019 and 2018, no customer accounted for more than 10% of our consolidated revenues. We had one customer who accounted for slightly more than 10% of our consolidated revenues in 2017.

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

Earnings Per Share

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if holders of unvested restricted and performance share units or options exercised or converted their holdings into common stock. Awards that would have an antidilutive impact are excluded from the calculation and have been deemed immaterial.

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

Claims Accruals

We are self-insured for loss of and damage to our owned and leased revenue equipment. We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular accidents, and cargo damage. Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim. We have excess policies to limit our exposure to catastrophic claim costs. The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. At December 31, 2019 and 2018, we had an accrual of $143.5 million and $156.0 million, respectively, for estimated claims net of reinsurance receivables. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2019 and 2018, we had an aggregate prepaid insurance asset of $8.1 million and $9.2 million, respectively, which represented prefunded premiums and deposits.

Accounting Standards Issued but Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligned the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 was effective for us as of January 1, 2020. We adopted this standard on a prospective basis, and it did not have a material impact on our consolidated financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which required companies to use a forward-looking, expected loss model to estimate credit losses on various types of financial assets and net investments in leases. It also required additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. In November 2018, this was further updated with the issuance of ASU 2018-19, which excluded receivables from operating leases from the scope. We adopted this standard on January 1, 2020 for our available-for-sale debt securities, net investment in leases, contract assets, trade accounts receivable, and reinsurance receivables and it did not have a material impact on our consolidated financial statements.

2. REVENUE RECOGNITION

We implemented ASU 2014-09, Revenue from Contracts with Customers, which is codified as ASC 606 as of January 1, 2018 and replaced ASC 605, Revenue Recognition. We used the modified retrospective approach for adoption, which required us to record the cumulative effect of the transition through retained earnings as of January 1, 2018. Retained earnings increased by $7.3 million upon adoption. The adjustment related only to contracts that were not completed as of January 1, 2018. The following tables show the amount by which financial statement lines were affected by the adoption of the new standard. The changes relate to the recognition of transportation revenue over time rather than at delivery, as explained below under the Transportation heading.

	Year Ended December 31, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Comprehensive Income
Operating revenues	$4,977.6	$(0.6)	$4,977.0
Purchased transportation	1,965.2	0.7	1,965.9
Salaries, wages, and benefits	1,260.3	(0.9)	1,259.4
Total operating expenses	4,601.4	(0.2)	4,601.2
Income from operations	376.2	(0.4)	375.8
Income before income taxes	364.6	—	364.6
Net income	269.3	(0.4)	268.9
Comprehensive income	268.3	(0.4)	267.9

	December 31, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Balance Sheet
Prepaid expenses and other current assets	$59.8	$19.7	$79.5
Total current assets	1,304.6	19.7	1,324.3
Total assets	3,604.8	19.7	3,624.5
Other current liabilities	70.8	10.4	81.2
Total current liabilities	512.2	10.4	522.6
Deferred income taxes	448.2	2.4	450.6
Total noncurrent liabilities	967.2	2.4	969.6
Retained earnings	582.4	6.9	589.3
Total shareholders' equity	2,125.4	6.9	2,132.3
Total liabilities and shareholders' equity	3,604.8	19.7	3,624.5

	Year Ended December 31, 2018
Financial Statement Line Item (in millions)	Under ASC 605	Adjustment	As Reported
Consolidated Statement of Cash Flows
Operating Cash Flows
Net income	$269.3	$(0.4)	$268.9
Change in: Other assets	(8.7)	(0.3)	(9.0)
Change in: Payables	3.0	—	3.0
Change in: Other liabilities	(9.8)	0.7	(9.1)

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service, and each type of service is further described below.

	Year Ended December 31,
Disaggregated Revenues (in millions)	2019	2018
Transportation	$4,376.6	$4,589.7
Logistics Management	153.8	228.3
Other	216.6	159.0
Total operating revenues	$4,747.0	$4,977.0

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

Prior to the adoption of ASC 606, we recognized revenue from transportation services when we completed our obligation to the customer, upon delivery. In accordance with ASC 606, we now recognize revenue over the period transportation services are provided to the customer, including service performed as of the end of the reporting period for loads currently in transit, in order to recognize the value that is transferred to a customer over the course of the transportation service.

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

Prior to the adoption of ASC 606, we recognized revenue under these contracts over time, based on pricing terms within the arrangements. Our recognition model remains the same under the new standard, as we have elected to use the right to invoice practical expedient, which reflects the fact that a customer obtains the benefit associated with logistics services as they are provided (output method).

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

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of date shown:

Remaining Performance Obligations (in millions)	December 31, 2019
Expected to be recognized within one year
Transportation	$6.7
Logistics Management	9.3
Expected to be recognized after one year
Transportation	0.9
Logistics Management	13.7
Total	$30.6

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	December 31, 2019	December 31, 2018	January 1, 2018
Other current assets - Contract assets	$17.6	$21.7	$22.2
Other current liabilities - Contract liabilities	—	—	—

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated service.

For certain of our contracts, we incur upfront costs to fulfill the master agreement, including driver recruiting and equipment relocation, that are capitalized and amortized straight-line over the master contract term, which has been deemed to be the period of benefit. These costs usually relate to dedicated transportation arrangements. The following table presents the amounts capitalized for contract fulfillment costs as of the dates shown.

(in millions)	December 31, 2019	December 31, 2018
Capitalized contract fulfillment costs	$4.2	$5.0

Amortization of capitalized contract fulfillment costs was as shown:

	Year Ended December 31,
(in millions)	2019	2018
Amortization of contract fulfillment costs	$3.2	$2.5

Impairment losses on capitalized contract fulfillment costs for the periods ended December 31, 2019 and December 31, 2018 were immaterial.

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

4. FAIR VALUE

The Company early adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosures Framework - Changes to the Disclosure Requirements for Fair Value Measurement in the fourth quarter of 2019. This ASU removes, modifies, and adds to existing fair value measurement disclosure requirements. As a result, the Company removed its disclosures surrounding transfers between Level 1 and Level 2 fair value instruments and added additional disclosures of the range and weighted average of significant unobservable inputs used to determine the fair value of Level 3 measurements.

The table below sets forth the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in accordance with ASC 820.

		December 31, 2019	December 31, 2018
(in millions)	Level in Fair Value Hierarchy	Fair Value	Fair Value
Marketable securities (1)	2	$48.3	$51.3
WSL contingent consideration (2)	3	—	—

(1)
Marketable securities are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active and are, therefore, classified as Level 2 in the fair value hierarchy. We measure our marketable securities on a recurring, monthly basis. See Note 5, Investments, for additional information on the fair value of our marketable securities.

(2)
In connection with the June 1, 2016 acquisition of WSL, a contingent payment arrangement based on the achievement of specified earnings targets was in place for three consecutive 12-month periods after the closing, with the aggregate payment total not to exceed $40.0 million. No payments were made under the agreement which expired June 30, 2019. This valuation was based on a probability-adjusted level of earnings before interest, taxes, depreciation, and amortization, or Level 3 inputs.

The fair value of the Company's debt was $368.5 million and $398.4 million as of December 31, 2019 and December 31, 2018, respectively. The carrying value of the Company's debt was $360.0 million and $405.0 million as of December 31, 2019 and December 31, 2018, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded value of cash, trade accounts receivable, lease receivables, and trade accounts payable approximates fair value.

We measure non-financial assets such as goodwill, intangible assets, assets held for sale, and other long-lived assets at fair value when there is an indicator of impairment and only when we recognize an impairment loss. The table below sets forth the Company’s financial assets that were measured at fair value on a non-recurring basis during 2019.

(in millions)	Level in Fair Value Hierarchy	Fair Value
Assets held for sale
Non restructuring (1)	2	$8.1
Restructuring (2)	2	18.5
Right-of-use lease assets
Non restructuring (3)	3	1.0
Restructuring (2)	3	2.0
WSL acquisition internal-use software and intangible assets (4)	3	—
FTFM reporting unit goodwill (5)	3	—

(1)
Our held for sale revenue equipment is evaluated for impairment using market data upon classification as held for sale or as impairment indicators are present. If the carrying value of the assets held for sale exceeds the fair value, an impairment is recorded. Of the $34.0 million of assets held for sale not related to the FTFM shutdown as of December 31, 2019, $8.1 million are recorded at fair value. Refer to Note 1, Summary of Significant Accounting Policies for further details on impairment charges.

(2)
We recognized impairment charges and recorded certain assets held for sale and right-of-use lease assets associated with the shutdown of the FTFM service offering at fair value as of December 31, 2019. Transportation equipment was measured using market data, while right-of-use lease assets were measured using discounted cash flow analyses. Of the $33.4 million of assets held for sale related to the FTFM shutdown, $18.5 million are recorded at fair value. The discounted cash flow analyses for right-of-use lease assets used a range of discount rates from 2.9% to 4.5%, with a weighted average rate of 4.0%. For further details on the impairment charges recorded refer to Note 18, Restructuring Charges.

(3)	During the fourth quarter of 2019, we recognized an impairment on one of our right-of-use lease assets. The discounted cash flow analysis performed used a discount rate of 4.0%.

(4)
As part of the shutdown of the FTFM service offering in the third quarter of 2019, we recognized impairment charges and recorded internal-use software and finite lived intangible assets at fair value. The WSL acquisition internal-use software and intangible assets, which were previously valued using the replacement cost method and discounted cash flow analyses, respectively, were written off as part of the shutdown of the FTFM service offering. For further details on the impairment charges recorded refer to Note 18, Restructuring Charges.

(5)
During the second quarter of 2019, a triggering event occurred within our FTFM reporting unit which resulted in an impairment test being performed and full impairment of its goodwill. For further details on the valuation process used and the goodwill impairment charge recorded refer to Note 6, Goodwill and Other Intangible Assets.

Our ownership interest in PSI discussed in Note 5, Investments, does not have a readily determinable fair value and is accounted for using the measurement alternative in ASC 321-10-35-2. Our interest was last revalued in the period ending December 31, 2018 using Level 3 inputs, as there were no observable price changes during 2019.

5. INVESTMENTS

Marketable Securities

The following table presents the values of our marketable securities as of the dates shown:

	December 31, 2019		December 31, 2018
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	$16.5	$17.0	$20.0	$19.8
Asset-backed securities	0.1	0.1	0.1	0.1
Corporate debt securities	15.1	15.4	15.1	15.0
State and municipal bonds	11.6	11.8	12.5	12.5
Other U.S. and non-U.S. government bonds	4.0	4.0	3.9	3.9
Total marketable securities	$47.3	$48.3	$51.6	$51.3

Gross realized gains and losses on marketable securities were not material for the years ended December 31, 2019, 2018, and 2017. Net unrealized gains on marketable securities, net of tax, were $1.1 million for the year ended December 31, 2019. Net unrealized losses and gains were not material for the years ended December 31, 2018, and 2017, respectively. We did not have any other-than-temporary impairments for the years ended December 31, 2019, 2018, and 2017.

Ownership Interest in Platform Science, Inc.

In 2018, we acquired a 30% ownership interest in PSI in exchange for granting PSI a non-exclusive license to our proprietary telematics mobile software that was developed to enable driver productivity and ensure regulatory compliance. Our ownership interest in PSI is being accounted for under ASC 321, Investments - Equity Securities using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheets. The fair value of the ownership interest as of December 31, 2018 was determined to be $3.5 million through an independent valuation and is recorded in other income in the consolidated statements of comprehensive income. As of December 31, 2019, there have been no transactions that would indicate that the value of our ownership interest in PSI changed.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the years ended December 31, 2019 and December 31, 2018.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2017	$138.2	$14.2	$12.4	$164.8
Goodwill impairment charge	—	—	(2.0)	(2.0)
Foreign currency translation	—	—	(0.6)	(0.6)
Balance at December 31, 2018	138.2	14.2	9.8	162.2
Goodwill impairment charge	(34.6)	—	—	(34.6)
Foreign currency translation	—	—	(0.1)	(0.1)
Balance at December 31, 2019	$103.6	$14.2	$9.7	$127.5

At December 31, 2019 and 2018, we had accumulated goodwill impairment charges of $42.6 million and $8.0 million, respectively.

Goodwill is tested for impairment at least annually using the discounted cash flow, guideline public company, and guideline merged and acquired company methods to calculate the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. As interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.

In the fourth quarter of 2018, annual impairment tests were performed on all four of our reporting units with goodwill. As a result of the testing performed, an impairment loss of $2.0 million was recorded for our Asia reporting unit as the discounted cash flows expected to be generated by this reporting unit were not sufficient to recover its carrying value.

During the second quarter of 2019, a triggering event occurred as results from our FTFM reporting unit continued to be less than projected, despite sustained investments and operational changes designed to improve efficiencies. Because of this triggering event, an impairment test was performed for the FTFM reporting unit. As a result of the testing performed, an impairment loss of $34.6 million was recorded for our FTFM reporting unit as the discounted cash flows expected to be generated by this reporting unit were not sufficient to recover its carrying value. This represented all of the goodwill related to the FTFM reporting unit. In the fourth quarter of 2019, annual impairment tests were performed on all three of our remaining reporting units with goodwill. No impairments resulted from these tests.

The identifiable intangible assets other than goodwill listed below are included in capitalized software and other noncurrent assets on the consolidated balance sheets.

	December 31, 2019			December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$1.1	$1.1	$—	$10.5	$3.5	$7.0
Trade names	—	—	—	1.4	1.2	0.2
Total intangible assets	$1.1	$1.1	$—	$11.9	$4.7	$7.2

As part of the shutdown of our FTFM service offering in 2019, we wrote-off the gross carrying amount of the customer lists and trade name obtained through the WSL acquisition. An impairment charge of $6.5 million was recorded for the unamortized value of the customer lists within the Truckload segment. The impairment charge is included in the consolidated statements of comprehensive income within restructuring charges. Refer to Note 18, Restructuring Charges, for additional details.

Amortization expense for intangible assets was $0.7 million, $1.4 million and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Accumulated amortization in the table above includes foreign currency translation related to a customer list.

7. DEBT AND CREDIT FACILITIES

As of December 31, 2019 and 2018, debt included the following:

(in millions)	December 31, 2019	December 31, 2018
Unsecured senior notes: principal payable at maturities ranging from 2020 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.42% and 3.36% for 2019 and 2018, respectively	$360.0	$400.0
Equipment financing notes: paid in full during 2019; weighted average interest rate of 3.61% and 3.72% for 2019 and 2018, respectively	—	5.0
Total principal outstanding	360.0	405.0
Current maturities	(55.0)	(45.0)
Debt issuance costs	(0.4)	(0.6)
Long-term debt	$304.6	$359.4

Scheduled principal payments of debt subsequent to December 31, 2019 are as follows:

(in millions)	December 31, 2019
2020	$55.0
2021	40.0
2022	60.0
2023	70.0
2024	40.0
2025 and thereafter	95.0
Total	$360.0

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of December 31, 2019 or 2018. Standby letters of credit under this agreement amounted to $3.8 million and $3.9 million at December 31, 2019 and 2018, respectively, and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at December 31, 2019 or 2018. At December 31, 2019 and 2018, standby letters of credit under this agreement amounted to $70.3 million and $65.3 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

The credit agreements contain various financial and other covenants, including required minimum consolidated net worth, consolidated net debt, limitations on indebtedness, transactions with affiliates, shareholder debt, and restricted payments. The credit agreements and senior notes contain change of control provisions pursuant to which a change of control is defined to mean the Schneider family no longer owns more than 50% of the combined voting power of our capital shares. A change of control event causes an immediate termination of unused commitments under the credit agreements and requires repayment of all outstanding borrowings plus accrued interest and fees. The senior notes require us to provide notice to the note holders offering prepayment of the outstanding principal along with interest accrued to the date of prepayment. The prepayment date is required to be within 20 to 60 days from the date of notice. At December 31, 2019, the Company was in compliance with all financial covenants.

8. LEASES

We adopted ASU 2016-02, Leases, which is codified in ASC 842, as of January 1, 2019. We elected the optional transition method as part of utilizing the modified retrospective approach in applying the new lease standard and have recognized right-of-use assets and lease liabilities as of January 1, 2019. Prior period amounts were not adjusted and will continue to be reported under ASC 840.

Adoption of the new standard resulted in the initial recording of right-of-use lease assets and related lease liabilities of $80.6 million and $85.2 million, respectively. As of December 31, 2019, right-of-use lease assets and related lease liabilities were $75.5 million and $82.6 million, respectively. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. Schneider's incremental borrowing rates are used as the discount rates for leases and are determined based on U.S. Treasury rates plus an applicable margin to arrive at all-in rates. Schneider uses multiple discount rates based on lease terms, functional currency, and other economic factors. The operating lease right-of-use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.

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

As lessee

We lease real estate, transportation equipment, and office equipment under operating and finance leases. Our real estate operating leases include operating centers, distribution warehouses, offices, and drop yards. Our finance leases relate almost entirely to office equipment. A majority of our leases include an option to extend the lease, and a small number of our leases include an option to early terminate the lease, which may include a termination payment. If we are reasonably certain to exercise an option to extend a lease, the extension period is included as part of the right-of-use asset and lease liability.
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

None of our leases contain restrictions or covenants that restrict us from incurring other financial obligations.

The following table presents our net lease costs for the year ended December 31, 2019:

	Financial Statement Classification	Year Ended December 31,
(in millions)		2019
Operating lease cost
Operating lease cost	Operating supplies and expenses	$32.5
Short-term lease cost (1)	Operating supplies and expenses	7.6
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	3.2
Interest on lease liabilities	Interest expense	0.2
Variable lease cost	Operating supplies and expenses	2.6
Sublease income	Operating revenues	(5.4)
Total net lease cost		$40.7
(1) Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.

As of December 31, 2019, remaining lease terms and discount rates under operating and finance leases were as follows:

December 31, 2019
Weighted-average remaining lease term
Operating leases	4.4 years
Finance leases	4.3 years

Weighted-average discount rate (1)
Operating leases	4.1%
Finance leases	3.3%
(1) Determined based on a portfolio approach.

Other information related to our leases is as follows:

Year Ended December 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35.3
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	6.9

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$29.4
Finance leases	1.4

Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in capitalized software and other noncurrent assets, other current liabilities, and other noncurrent liabilities, respectively, in the consolidated balance sheet as of December 31, 2019. For the year ended December 31, 2019, total operating lease right-of-use lease asset impairment losses were $4.1 million, of which $3.8 million related to the shutdown of our FTFM service offering. For further details on the impairment losses recorded refer to Note 18, Restructuring Charges.

At December 31, 2019, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
2020	$29.4	$0.6
2021	20.3	0.3
2022	12.4	0.3
2023	10.3	0.3
2024	8.3	0.3
2025 and thereafter	9.4	—
Total	90.1	1.8
Amount representing interest	(7.5)	(0.1)
Present value of lease payments	82.6	1.7
Current maturities	(26.7)	(0.5)
Long-term lease obligations	$55.9	$1.2

For certain of our real estate leases, there are options contained within the lease agreement to extend beyond the initial lease term. The Company recognizes options as right-of-use assets and lease liabilities when deemed reasonably certain to be exercised. Future operating lease payments at December 31, 2019 include $11.0 million related to options to extend lease terms that we are reasonably certain to exercise.

Under ASC 840, future minimum lease payments as of December 31, 2018 were as follows:

(in millions)	Operating Leases	Capital Leases
2019	$35.8	$6.9
2020	25.7	0.2
2021	14.9	—
2022	8.4	—
2023	6.8	—
2024 and thereafter	12.7	—
Total	$104.3	7.1
Amount representing interest		(0.2)
Present value of minimum lease payments		6.9
Current maturities		(6.7)
Long-term capital lease obligations		$0.2

As of December 31, 2019, we had additional leases that had not yet commenced of $9.5 million. These leases will commence in 2020 and have lease terms of one year to eight years.

The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of December 31, 2019 and January 1, 2019, as follows:

(in millions)	December 31, 2019	January 1, 2019
Transportation equipment	$—	$19.9
Real property	0.8	0.8
Other property	2.6	0.6
Accumulated amortization	(1.9)	(11.2)
Total	$1.5	$10.1

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

As of December 31, 2019 and January 1, 2019, the investment in lease receivables was as follows:

(in millions)	December 31, 2019	January 1, 2019
Future minimum payments to be received on leases	$135.0	$140.0
Guaranteed residual lease values	126.6	151.0
Total minimum lease payments to be received	261.6	291.0
Unearned income	(30.7)	(28.7)
Net investment in leases	230.9	262.3

Current maturities of lease receivables	122.1	129.6
Allowance for doubtful accounts	(0.6)	(0.5)
Current portion of lease receivables—net of allowance	121.5	129.1

Lease receivables—noncurrent	$109.4	$133.2

The amounts to be received on lease receivables as of December 31, 2019 were as follows:

(in millions)	December 31, 2019
2020	$141.4
2021	78.0
2022	41.4
2023	0.8
2024	—
2025 and thereafter	—
Total undiscounted lease cash flows	261.6
Amount representing interest	(30.7)
Present value of lease receivables	230.9
Current lease receivables, net of allowance	(121.5)
Long-term lease receivable	$109.4

Leases are generally placed on nonaccrual status (nonaccrual of interest and other fees) when a payment becomes 90 days past due or upon receipt of notification of bankruptcy, upon the death of a customer, or in other instances in which management concludes collectability is not reasonably assured. The accrual of interest and other fees is resumed when all payments are less than 60 days past due. At December 31, 2019 and 2018, there were $0.4 million and $0.3 million of lease payments greater than 90 days past due, respectively. The terms of the lease agreements generally give us the ability to take possession of the underlying asset in the event of default. We may incur credit losses in excess of recorded allowances if the full amount of any anticipated proceeds from the sale or re-lease of the asset supporting the third party’s financial obligation is not realized. Repossession and estimated reconditioning costs are recorded in the consolidated statements of comprehensive income in the period incurred.

Our lease payments primarily include base rentals and guaranteed residual values. In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the year ended December 31, 2019. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.
Our leases contain an option for the lessee to return, extend, or purchase the equipment at the end of the lease term for the guaranteed contract residual amount. This is estimated to approximate the fair value of the equipment. Equipment is leased under sales-type leases where the lessees guarantee the residual value of the equipment.

The table below provides additional information on our sales-type leases.

Year Ended December 31,
(in millions)	2019
Revenue	$196.0
Cost of goods sold	(177.1)
Operating profit	$18.9

Interest income on lease receivable	$27.3

The amounts to be received on lease receivables as of December 31, 2018 under ASC 840 were as follows:

(in millions)	December 31, 2018
2019	$149.0
2020	112.7
2021	29.0
2022	0.3
2023	—
2024 and thereafter	—
Total	$291.0

9. INCOME TAXES

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

The components of the provision for (benefit from) income taxes for the years ended December 31, 2019, 2018, and 2017, were as follows:

(in millions)	2019	2018	2017
Current:
Federal	$43.0	$21.7	$19.3
State and other	8.3	11.8	5.6
	51.3	33.5	24.9
Deferred:
Federal	(1.3)	54.2	71.4
State and other	1.1	6.7	6.7
Impact of the Tax Cuts and Jobs Act	—	1.3	(229.5)
	(0.2)	62.2	(151.4)
Total provision for (benefit from) income taxes	$51.1	$95.7	$(126.5)

Foreign operations of the Company are insignificant in relation to our overall operating results.

The provision for income taxes for the years ended December 31, 2019, 2018, and 2017 differed from the amounts computed using the federal statutory rates in effect of 21% for December 31, 2019 and 2018 and 35% for December 31, 2017, as follows:

	2019		2018		2017
(in millions, except percentages)	Dollar Impact	Rate	Dollar Impact	Rate	Dollar Impact	Rate
Income tax at federal statutory rate	$41.6	21.0%	$76.6	21.0%	$92.2	35.0%
State tax—net of federal effect	8.1	4.1	15.4	4.2	8.6	3.3
Nondeductible meals and entertainment	2.1	1.0	2.1	0.6	3.4	1.3
Impact of the Tax Cuts and Jobs Act	—	—	1.3	0.3	(229.5)	(87.1)
Other—net	(0.7)	(0.3)	0.3	0.1	(1.2)	(0.5)
Total provision for (benefit from) income taxes	$51.1	25.8%	$95.7	26.2%	$(126.5)	(48.0)%

The components of the net deferred tax liability included in deferred income taxes in the consolidated balance sheets as of December 31, 2019 and 2018, were as follows:

(in millions)	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$0.4	$1.1
Compensation and employee benefits	9.6	14.7
Insurance and claims accruals	2.4	2.6
Operating lease liabilities	20.2	—
State net operating losses and credit carryforwards	12.7	18.2
Other	4.8	5.0
Total gross deferred tax assets	50.1	41.6
Valuation allowance	(2.0)	(5.8)
Total deferred tax assets—net of valuation allowance	48.1	35.8
Deferred tax liabilities:
Property and equipment	467.9	466.5
Prepaid expenses	4.2	4.3
Intangible assets	3.5	11.1
Operating lease right-of-use assets	18.0	—
Other	3.5	4.5
Total gross deferred tax liabilities	497.1	486.4
Net deferred tax liability	$449.0	$450.6

Unrecognized Tax Benefits

Our unrecognized tax benefits as of December 31, 2019 would reduce the provision for income taxes if subsequently recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties recorded in income tax expense for the years ended December 31, 2019, 2018, and 2017 were immaterial. Accrued interest and penalties for such unrecognized tax benefits as of December 31, 2019 and 2018 were $2.1 million and $1.4 million, respectively. We expect no significant increases or decreases for unrecognized tax benefits during the twelve months immediately following the December 31, 2019 reporting date.

As of December 31, 2019, 2018, and 2017, a reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded as other noncurrent liabilities in the consolidated balance sheets, is as follows:

(in millions)	2019	2018	2017
Gross unrecognized tax benefits—beginning of year	$3.3	$2.8	$2.4
Gross increases—tax positions related to current year	0.6	0.8	0.4
Gross increases—tax positions taken in prior years	0.4	—	—
Lapse of statutes	—	(0.3)	—
Gross unrecognized tax benefits—end of year	$4.3	$3.3	$2.8

Tax Examinations

We file a U.S. federal income tax return, as well as income tax returns in a majority of state tax jurisdictions. We also file returns in foreign jurisdictions. The years 2016, 2017, and 2018 are open for examination by the Internal Revenue Service (“IRS”), and various years are open for examination by state and foreign tax authorities. In September 2019, the statute for 2015 expired. State and foreign jurisdictional statutes of limitations generally range from three to four years.

Carryforwards

As of December 31, 2019, we had $213.7 million of state net operating loss carryforwards which are subject to expiration from 2020 to 2040. We also had state credit carryforwards of $0.1 million, which are subject to expiration from 2020 to 2027, and no capital loss carryforwards. The deferred tax assets related to carryforwards at December 31, 2019 were $12.6 million for state net operating loss carryforwards and $0.1 million for state credit carryforwards. Carryforwards are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and projections of future taxable income. At December 31, 2019, we carried a total valuation allowance of $2.0 million against state deferred tax assets.

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

The following table shows changes to temporary equity during the year ended December 31, 2017.

	Class A Redeemable Common Shares		Class B Redeemable Common Shares		Accumulated Earnings	Accumulated Other Comprehensive Income	Total
(in millions)	Shares	Amount	Shares	Amount
Balance—December 31, 2016	83.0	$563.2	73.3	$497.2	$125.1	$0.9	$1,186.4
Net income	—	—	—	—	22.6	—	22.6
Other comprehensive income	—	—	—	—	—	—	—
Dividends declared at $0.05 per share	—	—	—	—	(7.8)	—	(7.8)
Change in redemption value of redeemable common shares	—	67.3	—	59.3	(126.6)	—	—
Transfer from temporary equity to common equity	(83.0)	(630.5)	(73.3)	(556.5)	(13.3)	(0.9)	(1,201.2)
Balance—December 31, 2017	—	$—	—	$—	$—	$—	$—

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

	Year Ended December 31,
(in millions, except per share data)	2019	2018	2017
Numerator:
Net income available to common shareholders	$147.0	$268.9	$389.9

Denominator:
Weighted average common shares outstanding	177.1	177.0	171.1
Effect of dilutive restricted share units	0.2	0.2	0.2
Weighted average diluted common shares outstanding	177.3	177.2	171.3

Basic earnings per common share	$0.83	$1.52	$2.28
Diluted earnings per common share	0.83	1.52	2.28

The calculation of diluted earnings per share for the twelve months ended December 31, 2019 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In January 2020, our Board of Directors declared a quarterly cash dividend for the first fiscal quarter of 2020 in the amount of $0.065 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on March 13, 2020 and is expected to be paid on April 8, 2020.

12. EMPLOYEE BENEFIT PLANS

We sponsor defined contribution plans for certain eligible employees. Under these plans, annual contribution levels, as defined in the plan agreements, are based upon years of service. Expense under these plans totaled $10.1 million, $12.0 million, and $11.2 million in 2019, 2018, and 2017, respectively, and is classified in salaries, wages, and benefits in the consolidated statements of comprehensive income.

We also have a savings plan, organized pursuant to Section 401(k) of the Internal Revenue Code, to provide employees with additional income upon retirement. Under the terms of the plan, substantially all employees may contribute a percentage of their annual compensation, as defined, to the plan. We make contributions to the plan, up to a maximum amount per employee, based upon a percentage of employee contributions. Our net expense under this plan was $11.8 million, $12.1 million, and $10.7 million in 2019, 2018, and 2017, respectively.

13. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of the following: restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“Performance Shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options.

Prior to our IPO, we granted restricted shares of Class B Common Stock. The pre-IPO restricted shares were accounted for as equity awards and paid out in shares.

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

The following table summarizes the components of our share-based compensation program expense:

	Year Ended December 31,
(in millions)	2019	2018	2017
Restricted Shares and RSUs	$3.2	$3.1	$1.5
Pre-IPO Restricted Shares	—	0.9	1.9
Performance Shares and PSUs	(6.0)	5.5	1.2
Nonqualified Stock Options	0.5	1.4	0.6
Share-based compensation expense (benefit)	(2.3)	10.9	5.2
Related tax (expense) benefit	$(0.6)	$2.8	$2.0

As of December 31, 2019, we had $9.0 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards that is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Shares and RSUs

Under the Plan, the majority of the restricted shares and RSUs granted from 2017 to 2019 vest ratably over a period of four years, with the first 25% of the grant vesting approximately one year after the date of grant, subject to continued employment through the vesting date or retirement eligibility. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each restricted share and RSU. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

A portion of the restricted shares relate to a one-time 2018 grant, which vests 50% after a period of five years, with the remaining 50% vesting after a period of six years after the grant date, subject to continued employment through the vesting date. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each restricted share. The dividend equivalents are distributed to participants in cash consistent with the date the awards vest.

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	246,516	19.00
Vested	—	—
Forfeited	(6,500)	19.00
Unvested at December 31, 2017	240,016	19.00
Granted	229,272	26.82
Vested	(74,828)	19.00
Forfeited	(24,983)	21.26
Unvested at December 31, 2018	369,477	23.70
Granted	259,812	22.76
Vested	(96,630)	23.30
Forfeited	(47,851)	23.05
Unvested at December 31, 2019	484,808	$23.34

Prior to our IPO, we granted restricted shares of Class B Common Stock. Shares included in the pre-IPO restricted share grants vested ratably over a period of three years, with the final tranche vesting in January of 2019. Cash dividends were not paid on the unvested pre-IPO restricted shares, nor did they accumulate during the vesting period.

Pre-IPO Restricted Shares	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	777,210	$6.31
Granted	—	—
Vested	(621,722)	7.59
Forfeited (1)	(3,289)	19.00
Unvested at December 31, 2017	152,199	19.00
Granted	—	—
Vested	(101,643)	19.00
Forfeited	(6,225)	19.00
Unvested at December 31, 2018	44,331	19.00
Granted	—	—
Vested	(44,331)	19.00
Forfeited	—	—
Unvested at December 31, 2019	—	$—

(1)	In April 2017, unvested restricted shares were adjusted to the IPO share price of $19.00.

Performance Shares and PSUs

Performance shares and PSUs include a performance period of three years with vesting based on attainment of threshold performance of earnings and return on capital targets. These awards cliff-vest after a performance period of three years, subject to continued employment through the vesting date or retirement eligibility, and payout ranges from 0%-200% for PSUs and from 0%-100% for performance shares. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each award. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	396,201	19.00
Vested	—	—
Forfeited	(4,660)	19.00
Unvested at December 31, 2017	391,541	19.00
Granted	303,228	26.78
Vested	—	—
Forfeited	(56,390)	19.65
Unvested at December 31, 2018	638,379	22.64
Granted	449,771	22.49
Vested	—	—
Forfeited	(568,429)	21.18
Unvested at December 31, 2019	519,721	$24.11

Nonqualified Stock Options

The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a period of four years, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant.

Nonqualified Stock Options Outstanding	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2016	—	$—	—	$—
Granted	229,620	19.00
Exercised (2)	—	—
Forfeited	—	—
Outstanding at December 31, 2017	229,620	19.00	9.3	2,195
Granted	173,024	26.74
Exercised (2)	(8,410)	19.00		67
Forfeited	(25,230)	19.00
Outstanding at December 31, 2018	369,004	22.63	8.7	—
Granted	303,044	22.12
Exercised (2)	—	—
Forfeited	(134,800)	22.87
Outstanding at December 31, 2019	537,248	$22.28	8.3	$641

Exercisable as of:
December 31, 2017	—	$—	—	$—
December 31, 2018	48,995	19.00	8.3	—
December 31, 2019	130,563	$21.38	7.5	$255

(1)	The aggregate intrinsic value was computed using the closing share price on December 31, 2019 of $21.82, December 31, 2018 of $18.67, and December 29, 2017 of $28.56, as applicable.

(2)	Cash received upon exercise of stock options was $0 in 2019, $0.2 million in 2018, and $0 in 2017.

Unvested Nonqualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	—	$—
Granted	229,620	6.37
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2017	229,620	6.37
Granted	173,024	8.96
Vested	(57,405)	6.37
Forfeited	(25,230)	6.37
Unvested at December 31, 2018	320,009	7.77
Granted	303,044	7.08
Vested	(92,251)	7.59
Forfeited	(124,117)	7.63
Unvested at December 31, 2019	406,685	$7.34

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

Assumptions used in calculating the Black-Scholes value of options granted during 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Weighted-average Black-Scholes value	$7.08	$8.96	$6.37
Black-Scholes Assumptions:
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	32.0%	32.2%	35.0%
Expected dividend yield	1.0	0.9	1.1
Risk-free interest rate	2.5	2.8	2.2

Director Share Awards and Deferred Stock Units

Equity awards are granted to each director annually on the date of our annual shareholder meeting, prospectively for the year of service following the annual shareholder meeting and will vest on the earlier of (1) the one-year anniversary of the grant date or (2) the following year's shareholder meeting, subject to continued service. Any director who joins our Board mid-year will receive a pro-rata portion of equity-based compensation for service during the balance of the director's service year, which will vest on the date of the next annual meeting. We account for the annual director share awards as equity based in accordance with applicable accounting standards for these types of share-based payments.
We also grant equity retainer awards, or shares in lieu of cash, on a quarterly basis to our non-employee directors. These awards consist of fully vested shares of our Class B Common Stock or deferred stock units (“DSUs”) that are granted in arrears on the first business day following a quarter close. The number of shares or DSUs granted each quarter is determined by dividing the quarterly retainer amount by the fair market value of the shares of common stock as of the grant date. We account for the quarterly director share awards and DSUs as liability based in accordance with the applicable accounting standards for these types of share-based payments and remeasure the DSUs at the end of each reporting period through settlement.
Expense related to our director equity and liability based awards was immaterial in 2019, 2018, and 2017.

14. OTHER LONG-TERM INCENTIVE COMPENSATION

We maintain legacy long-term cash incentive compensation plans. The total (benefit) expense recognized for the plans that include executives was $(2.0) million in 2019, $11.2 million in 2018, and $10.8 million in 2017.

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

Payout on our Cash Plan Awards, which were granted annually from 2013-2016, is contingent on attainment of two pre-established performance metrics, measured over a period of five years: compounded net income growth (determined on the basis of GAAP with adjustments for significant, nonrecurring items approved by the Compensation Committee of the Board of Directors) and return on capital (“ROC”). While each grant is expressed as a fixed dollar amount, the actual amount earned may range from 0% to 250% of target for superior performance. The awards cliff-vest after three years, with payout occurring after completion of the performance period of five years, subject to compliance with certain restrictive covenants. Vested awards are paid out 90 days following completion of the performance period, or on a subsequent deferral date elected by the executive pursuant to our 2005 Supplemental Savings Plan. The liability for the Cash Plan Awards was $6.3 million and $22.7 million at December 31, 2019 and 2018, respectively.

SARs awards, which were granted in 2011 and 2012, became 100% vested on the date provided in the applicable award agreement (a vesting period of three years). Vested SARs were to be paid on March 1 of the fifth year following the year of such grant (or as soon as practicable thereafter, but in no event later than June 1) or will be paid out on a subsequent deferral date elected by the participant (or within 90 days following a termination of employment or change in control, if earlier, subject to Internal Revenue Code Section 409A). Until payment, SARs will continue to appreciate (or depreciate) with changes in book value of outstanding common shares of company stock. The value of the SARs upon payment will equal the excess, if any, of the book value of a common share on the date of payment over the grant price set forth in the applicable award agreement, multiplied by the number of vested SARs, subject to the discretion of the Compensation Committee. As of December 31, 2019,

1.0 million SARs units were outstanding. The liability for the SARs awards was $4.8 million and $9.0 million at December 31, 2019 and 2018, respectively.

Under the 2005 Schneider National, Inc. Long-Term Incentive Plan (the “2005 LTIP”), awards of cash-settled retention credits were granted to eligible employees, including certain of our named executive officers. Our Board of Directors adopted and approved the 2005 LTIP effective January 1, 2005. The retention credits are mandatorily deferred time-based cash credits which typically vest in 20% increments over a period of five years based on continued employment. Vested retention credits are paid out in March following the second anniversary of the date of the employee’s termination of employment, provided the employee has not violated the terms of their restrictive covenant agreements. The liability for the retention credits was $8.6 million at each of the years ended December 31, 2019 and 2018.

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

At December 31, 2019, our firm commitments to purchase transportation equipment totaled approximately $278.2 million.

The representative of the former owners of WSL has filed a lawsuit in the Delaware Court of Chancery which alleges that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operations of the business, and as a result, the former owners claim they are entitled to an additional payment of $40.0 million. A trial date has been set for September 2020. We believe that we have strong defenses to this claim. A judgment by the Court against us could have a material adverse effect on our results of operations.

16. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

As of December 31, 2017, our operating segments within the Truckload reportable segment were VTL, Dedicated, and Bulk. During 2018, we reorganized the structure of the Truckload reportable segment, separating FTFM into its own operating segment and moving the remaining business that was previously under the Dedicated operating segment into the VTL operating segment. This resulted in the Truckload reportable segment consisting of three operating segments (VTL, FTFM, and Bulk) as of December 31, 2018. On July 29, 2019 the Board of Directors approved a structured shutdown of our FTFM service offering, which was included within our FTFM operating segment. As the shutdown of the FTFM service offering is complete, there are only two remaining operating segments within the Truckload reportable segment, VTL and Bulk, that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in ASC 280. VTL delivers truckload quantities over irregular routes using dry van trailers. Bulk transports key inputs to manufacturing processes, such as specialty chemicals using specialty trailers.

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

We generate other revenues from a captive insurance business and a leasing business which are operated by wholly owned subsidiaries. We also have operations in Asia that meet the definition of an operating segment. None of these operations meet the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. Also included in “Other” are revenues and expenses that are incidental to our activities and not attributable to any of the reportable segments.

The CODM reviews revenue for each segment without the inclusion of fuel surcharge revenue. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. Income from operations at a segment level reflects the measure presented to the CODM for each segment.

Separate balance sheets are not prepared by segment, and as a result, assets are not separately identifiable by segment. All transactions between reporting segments are eliminated in consolidation.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $87.1 million, $82.7 million, and $78.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Revenues by Segment	Year Ended December 31,
(in millions)	2019	2018	2017
Truckload	$2,076.8	$2,265.1	$2,187.4
Intermodal	1,007.8	955.9	779.9
Logistics	934.8	1,023.9	834.3
Other	371.3	323.2	293.6
Fuel surcharge	466.0	522.8	386.3
Inter-segment eliminations	(109.7)	(113.9)	(97.9)
Operating revenues	$4,747.0	$4,977.0	$4,383.6

Income (Loss) from Operations by Segment	Year Ended December 31,
(in millions)	2019	2018	2017
Truckload	$59.0	$237.1	$196.2
Intermodal	107.7	130.4	52.3
Logistics	37.3	47.3	34.2
Other	3.8	(39.0)	(2.4)
Income from operations	$207.8	$375.8	$280.3

Depreciation and Amortization Expense by Segment	Year Ended December 31,
(in millions)	2019	2018	2017
Truckload	$212.3	$211.0	$205.9
Intermodal	44.6	39.8	34.5
Logistics	0.5	0.4	0.4
Other	35.5	40.1	38.2
Depreciation and amortization expense	$292.9	$291.3	$279.0

Substantially all of our revenues and assets were generated or located within the U.S.

In 2019, we began recognizing in transit revenues and related expenses at the reporting segment level for all operating segments to better align revenues and costs within our reporting segments. Prior to 2019, revenues at the operating segment level reflected revenue recognized upon delivery, and in transit revenue was recorded within Other, except for FTFM. For consistency, we have restated the 2018 revenues and income (loss) from operations by segment in the tables above to reflect this new measure of revenue and segment profit.

The tables below reflect the impact of this change by reporting segment on revenues (excluding fuel surcharge) and income (loss) from operations.

Increase (Decrease) in Revenues (excluding fuel surcharge) by Segment	Year Ended December 31,
(in millions)	2018
Truckload	$(2.9)
Intermodal	2.4
Logistics	(0.7)
Other	1.2
Total	$—

Increase (Decrease) in Income (Loss) from Operations by Segment	Year Ended December 31,
(in millions)	2018
Truckload	$(3.4)
Intermodal	0.2
Logistics	(0.1)
Other	3.3
Total	$—

17. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Operating revenues	$1,194.1	$1,212.7	$1,183.9	$1,156.3	$4,747.0
Income from operations (1)	51.5	49.2	29.0	78.1	207.8
Net income (1)	36.9	34.5	19.7	55.9	147.0
Basic earnings per share (1)	0.21	0.19	0.11	0.32	0.83
Diluted earnings per share (1)	0.21	0.19	0.11	0.32	0.83

2018
Operating revenues	$1,139.0	$1,236.3	$1,280.1	$1,321.6	$4,977.0
Income from operations	67.6	91.7	97.9	118.6	375.8
Net income	47.6	65.8	70.7	84.8	268.9
Basic earnings per share	0.27	0.37	0.40	0.48	1.52
Diluted earnings per share	0.27	0.37	0.40	0.48	1.52

(1)	Includes the following goodwill impairment and restructuring charges related to FTFM and the shutdown of the FTFM service offering, respectively:

•	Income from operations: $34.6 million, $50.4 million, and $13.3 million for the second, third, and fourth quarter of 2019, respectively;

•	Net income: $25.7 million, $37.6 million, and $9.9 million for the second, third, and fourth quarter of 2019, respectively;

•	Basic earnings per share: $0.15, $0.21, and $0.06 for the second, third, and fourth quarter of 2019, respectively; and

•	Diluted earnings per share: $0.15, $0.21, and $0.06 for the second, third, and fourth quarter of 2019, respectively.

18. RESTRUCTURING CHARGES

On July 29, 2019, the Company’s Board of Directors approved a structured shutdown of its FTFM service offering within its Truckload reporting segment which was substantially complete as of August 31, 2019. As part of the shutdown, $63.7 million of restructuring charges were incurred during the year ended December 31, 2019. All of the restructuring charges were recorded within our Truckload reporting segment. Pre-tax losses from our FTFM service offering were $34.4 million, $29.2 million, and $15.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The costs associated with the shutdown are presented separately on the consolidated statements of comprehensive income within restructuring charges and are summarized in the following table for the year ended December 31, 2019. No costs were incurred for the years ended December 31, 2018 and 2017.

Year Ended December 31,
(in millions)	2019
Impairment charges and losses on asset disposals	$46.1
Receivables write-down	3.9
Other costs	13.7
Total restructuring charges	$63.7

As of December 31, 2019 and 2018, FTFM restructuring liabilities are classified as current liabilities on the consolidated balance sheets and balances are as follows:

(in millions)	Restructuring Liabilities
Balance at December 31, 2018	$—
Restructuring and related costs	13.7
Cash payments	(8.6)
Balance at December 31, 2019	$5.1

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
Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited our consolidated financial statements. Deloitte & Touche LLP’s report on internal control over financial reporting is included herein.
ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2020 annual meeting of shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information set forth under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables and Narrative,” and “Risk Considerations Relating to Compensation” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2019. All of our equity compensation plans pursuant to which grants are currently being made have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	992,084	$22.28	5,655,463
Equity compensation plans not approved by security holders	—	—	—
Total	992,084	$22.28	5,655,463
(1) The calculation of the weighted average exercise price includes only stock options and does not include the outstanding deferred stock units, restricted stock units, and performance-based restricted stock units reflected in the first column.

The remaining information required by Item 12 is incorporated herein by reference to the information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, the Board and Management” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the information set forth under the caption “Corporate Governance” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8, above.
(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts (in Millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Year Ended	Balance at Beginning of Year	Charged to Expense / Against Revenue	Write-offs-Net of Recoveries	Balance at End of Year
December 31, 2017	$3.5	$3.7	$(2.0)	$5.2
December 31, 2018	5.2	3.7	(2.1)	6.8
December 31, 2019	6.8	(1.1)	(2.3)	3.4

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

4.1*	Description of Class B Common Stock
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

10.38+	Form of Schneider National, Inc. Confidentiality Agreement (2018) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report of Form 10-Q filed on April 30, 2018)
21.1*	Subsidiaries of Schneider National, Inc.
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.
*    Filed herewith.
** Furnished herewith.
+    Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	February 19, 2020	/s/ Mark B. Rourke
Mark B. Rourke
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2020.

Signature	Title

*/s/ Adam P. Godfrey
Adam P. Godfrey	Chairman of the Board of Directors
*/s/ Mary P. DePrey
Mary P. DePrey	Director
*/s/ James R. Giertz
James R. Giertz	Director
*/s/ Robert W. Grubbs
Robert W. Grubbs	Director
*/s/ Norman E. Johnson
Norman E. Johnson	Director
*/s/ Mark B. Rourke
Mark B. Rourke	President, Chief Executive Officer, and Director
*/s/ Daniel J. Sullivan
Daniel J. Sullivan	Director
*/s/ John Swainson
John Swainson	Director
*/s/ James L. Welch
James L. Welch	Director
*/s/ Kathleen M. Zimmermann
Kathleen M. Zimmermann	Director

/s/ Mark B. Rourke
Mark B. Rourke	President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen L. Bruffett
Stephen L. Bruffett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Amy G. Schilling
Amy G. Schilling	Vice President and Controller (Principal Accounting Officer)

* By:	/s/ Amy G. Schilling
	Amy G. Schilling	Attorney-in-fact