Form 10-Q
period 2020-03-31
Schneider National, Inc.
filed 2020-04-30
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes  ☒           No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐            No ☒

As of April 24, 2020, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,186,859 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

i

GLOSSARY OF TERMS

3PL
Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus outbreak which was declared a pandemic by the World Health Organization in March of 2020.
FASB	Financial Accounting Standards Board
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
PSI	Platform Science, Inc.
SEC	United States Securities and Exchange Commission
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's current expectations, beliefs, plans, or forecasts with respect to, among other things, future events and financial performance and trends in the business and industry. The words “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “prospects,” “potential,” “budget,” “forecast,” “continue,” “predict,” “seek,” “objective,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar words, expressions, terms, and phrases among others, generally identify forward-looking statements, which speak only as of the date the statements were made. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks, and uncertainties. Readers are cautioned that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement.

Risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	Economic and business risks inherent in the truckload and transportation industry, including competitive pressures pertaining to pricing, capacity, and service;

•
Our ability to successfully manage the demand, supply, and operational challenges (including the impact of reduced freight volumes) associated with a disease outbreak, including epidemics, pandemics, or similar widespread public health concerns (including the COVID-19 outbreak);

•
Our ability to maintain key customer and supply arrangements (including Dedicated arrangements) and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics;

•	Our ability to manage and implement effectively our growth and diversification strategies and cost saving initiatives;

•	Our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity;

•	Risks related to demand for our service offerings;

•	Risks associated with the loss of a significant customer or customers;

•	Capital investments that fail to match customer demand or for which we cannot obtain adequate funding;

•	Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, and our ability to recover fuel costs through our fuel surcharge programs;

•	Our ability to attract and retain qualified drivers and owner-operators;

•	Our reliance on owner-operators to provide a portion of our truck fleet;

•	Our dependence on railroads in the operation of our intermodal business;

•	Service instability from third-party capacity providers used by our business;

•	Changes in the outsourcing practices of our third-party logistics customers;

•	Difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers;

•	Variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company;

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

The Company disclaims any intention and undertakes no obligation to update or revise any of its forward-looking statements after the date of this report to reflect actual results or future events or circumstances whether as a result of new information, future events, or otherwise, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Operating revenues	$1,119.1	$1,194.1
Operating expenses:
Purchased transportation	479.6	473.3
Salaries, wages, and benefits	264.4	313.0
Fuel and fuel taxes	60.9	74.8
Depreciation and amortization	69.8	73.4
Operating supplies and expenses	132.0	145.1
Insurance and related expenses	29.2	28.2
Other general expenses	29.5	34.8
Restructuring—net	(1.2)	—
Total operating expenses	1,064.2	1,142.6
Income from operations	54.9	51.5
Other expenses (income):
Interest income	(1.8)	(2.2)
Interest expense	3.8	3.9
Other expenses (income)—net	(5.4)	0.4
Total other expenses (income)	(3.4)	2.1
Income before income taxes	58.3	49.4
Provision for income taxes	14.5	12.5
Net income	43.8	36.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.8)	0.3
Net unrealized gains (losses) on marketable securities—net of tax	(0.3)	0.4
Total other comprehensive income (loss)	(1.1)	0.7
Comprehensive income	$42.7	$37.6

Weighted average common shares outstanding	177.1	177.0
Basic earnings per share	$0.25	$0.21

Weighted average diluted shares outstanding	177.4	177.4
Diluted earnings per share	$0.25	$0.21
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$600.6	$551.6
Marketable securities	49.2	48.3
Trade accounts receivable—net of allowance of $3.7 million and $3.4 million, respectively	475.8	465.8
Other receivables	26.8	28.9
Current portion of lease receivables—net of allowance of $0.7 million and $0.6 million, respectively	118.3	121.5
Inventories	60.9	71.9
Prepaid expenses and other current assets	127.7	117.7
Total current assets	1,459.3	1,405.7
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,815.7	2,790.1
Land, buildings, and improvements	199.6	199.3
Other property and equipment	165.0	162.7
Total property and equipment	3,180.3	3,152.1
Accumulated depreciation	1,342.5	1,300.5
Net property and equipment	1,837.8	1,851.6
Lease receivables	112.4	109.4
Capitalized software and other noncurrent assets	178.1	165.9
Goodwill	127.3	127.5
Total noncurrent assets	2,255.6	2,254.4
Total Assets	$3,714.9	$3,660.1
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$238.3	$207.7
Accrued salaries, wages, and benefits	57.9	63.8
Claims accruals—current	44.0	42.0
Current maturities of debt and finance lease obligations	30.5	55.5
Dividends payable	11.8	10.8
Other current liabilities	92.1	85.4
Total current liabilities	474.6	465.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	306.1	305.8
Claims accruals—noncurrent	132.0	118.7
Deferred income taxes	453.4	449.0
Other noncurrent liabilities	80.3	85.0
Total noncurrent liabilities	971.8	958.5
Total Liabilities	1,446.4	1,423.7
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,031,063 and 94,837,673 shares issued, and 94,183,081 and 94,088,025 shares outstanding, respectively	—	—
Additional paid-in capital	1,543.8	1,542.7
Retained earnings	725.7	693.6
Accumulated other comprehensive income (loss)	(1.0)	0.1
Total Shareholders' Equity	2,268.5	2,236.4
Total Liabilities and Shareholders' Equity	$3,714.9	$3,660.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$43.8	$36.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.8	73.4
Losses (gains) on sales of property and equipment—net	2.8	(2.8)
Impairment on assets held for sale	2.0	—
Proceeds from lease receipts	18.0	20.0
Deferred income taxes	4.5	7.3
Long-term incentive and share-based compensation expense	2.4	6.1
Noncash restructuring—net	(1.1)	—
Other noncash items	(4.9)	0.3
Changes in operating assets and liabilities:
Receivables	(7.2)	55.2
Other assets	(29.9)	(42.0)
Payables	18.6	12.0
Claims reserves and other receivables—net	11.6	8.5
Other liabilities	(5.9)	(41.7)
Net cash provided by operating activities	124.5	133.2
Investing Activities:
Purchases of transportation equipment	(22.2)	(50.1)
Purchases of other property and equipment	(12.6)	(11.1)
Proceeds from sale of property and equipment	19.4	11.1
Proceeds from sale of off-lease inventory	4.0	4.9
Purchases of lease equipment	(26.6)	(18.7)
Proceeds from marketable securities	6.2	6.1
Purchases of marketable securities	(7.9)	(1.4)
Net cash used in investing activities	(39.7)	(59.2)
Financing Activities:
Payments of debt and finance lease obligations	(25.1)	(1.1)
Dividends paid	(10.7)	(10.6)
Net cash used in financing activities	(35.8)	(11.7)
Net increase in cash and cash equivalents	49.0	62.3
Cash and Cash Equivalents:
Beginning of period	551.6	378.7
End of period	$600.6	$441.0
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment purchases in accounts payable	$31.1	$72.2
Dividends declared but not yet paid	11.8	10.7
Cash Paid During the Period For:
Interest	4.8	5.1
Income taxes—net of refunds	0.2	0.7
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance—December 31, 2018	$—	$1,544.0	$589.3	$(1.0)	$2,132.3
Net income	—	—	36.9	—	36.9
Other comprehensive income	—	—	—	0.7	0.7
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—March 31, 2019	$—	$1,544.8	$615.5	$(0.3)	$2,160.0

Balance—December 31, 2019	$—	$1,542.7	$693.6	$0.1	$2,236.4
Net income	—	—	43.8	—	43.8
Other comprehensive loss	—	—	—	(1.1)	(1.1)
Share-based compensation expense	—	1.9	—	—	1.9
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.7)	—	(11.7)
Share issuances	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—March 31, 2020	$—	$1,543.8	$725.7	$(1.0)	$2,268.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Nature of Operations

In this report, when we refer to “the Company,” “us,” “we,” “our,” “ours,” or “Schneider,” we are referring to Schneider National, Inc. and its subsidiaries. Schneider is a transportation service organization headquartered in Green Bay, Wisconsin and has three reportable segments focused on providing truckload, intermodal, and logistics solutions.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period are not necessarily indicative of the results for a full year. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, these statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.

COVID-19

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, owner-operators, and business partners. While the pandemic did not have a significant impact on the Company’s operational or financial results in the quarter ended March 31, 2020, we are unable to predict the impact COVID-19 will have on its future financial position and operating results due to numerous uncertainties. The Company will continue to assess the impact of the COVID-19 pandemic as it evolves.

Accounting Standards Issued but Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. This guidance offers optional expedients and exceptions for applying GAAP to transactions, including contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity affected by reference rate reform, if certain criteria are met. Entities may elect to apply the provisions of this new standard as early as March 12, 2020 until December 31, 2022, when the reference rate replacement activity is expected to be complete. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures and have not yet elected an adoption date.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which reduces complexity in accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for us as of January 1, 2021 with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements and do not believe the impact will be material.

Accounting Standards Recently Adopted

We adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350, as of January 1, 2020 on a prospective basis. This standard aligned the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. The adoption did not have a material impact on our consolidated financial statements or disclosures.

We adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is codified in ASC 326, as of January 1, 2020. The guidance replaced the incurred loss model with a methodology that reflects expected credit losses over the life of the financial assets held at the reporting date based on historical experience, as well as considerations of current conditions and reasonable and supportable forecasts. This new model for estimating our expected credit losses was implemented for our trade accounts receivable and reinsurance recoverables (Note 2, Receivables), net investment in leases (Note 3, Leases), and available-for-sale debt securities (Note 6, Investments) and did not result in a material impact to our consolidated financial statements or disclosures upon adoption.

2. RECEIVABLES

Trade Accounts Receivable and Allowance

Our trade accounts receivable is recorded net of an allowance for doubtful accounts and revenue adjustments. The allowance is based on an aging analysis using historical experience, as well as any known and expected trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed at least quarterly, and receivables that are not expected to be collected are reserved for. In circumstances where we are aware of a customer's inability to meet its financial obligations, a specific reserve is recorded to reduce the net receivable to the amount we reasonably expect to collect. Bad debt expense is included in other general expenses in the consolidated statements of comprehensive income.

The following table shows changes to our trade accounts receivable allowance for doubtful accounts for the three months ended March 31, 2020. Excluded from the amounts below is the portion of the allowance recorded for revenue adjustments, as that portion is not credit-related nor due to a customer’s inability to meet its financial obligations.

Three Months Ended March 31,
(in millions)	2020
Balance at beginning of period	$0.9
Charges to expense	0.3
Write-offs	(0.3)
Recoveries	0.1
Balance at end of period	$1.0

3. LEASES

As Lessee

We lease real estate, transportation equipment, and office equipment under operating and finance leases. Our real estate operating leases include operating centers, distribution warehouses, offices, and drop yards. Our finance leases include office equipment and truck washes. The majority of our leases include an option to extend the lease, and a small number of our leases include an option to terminate the lease early, which may include a termination payment.

Additional information related to our leases is as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8.6	$8.8
Operating cash flows from finance leases	—	0.1
Financing cash flows from finance leases	0.2	0.7

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$7.4	$11.2
Finance leases	0.3	—

As of March 31, 2020, we had additional leases signed that had not yet commenced of $4.2 million. These leases will commence during the remainder of 2020 and have lease terms of five years.

As Lessor

We finance various types of transportation-related equipment for independent third parties under lease contracts which are generally for one year to five years and accounted for as sales-type leases with fully guaranteed residual values. Our leases contain an option for the lessee to return, extend, or purchase the equipment at the end of the lease term for the guaranteed contract residual amount. This contractual residual amount is estimated to approximate the fair value of the equipment. Lease payments primarily include base rentals and guaranteed residual values.

As of March 31, 2020 and December 31, 2019, the investments in lease receivables were as follows:

(in millions)	March 31, 2020	December 31, 2019
Future minimum payments to be received on leases	$141.9	$135.0
Guaranteed residual lease values	122.1	126.6
Total minimum lease payments to be received	264.0	261.6
Unearned income	(33.3)	(30.7)
Net investment in leases	230.7	230.9

Current maturities of lease receivables	119.0	122.1
Allowance for doubtful accounts	(0.7)	(0.6)
Current portion of lease receivables—net of allowance	118.3	121.5

Lease receivables—noncurrent	$112.4	$109.4

Before entering into a lease contract, we assess the credit quality of the potential lessee through the use of credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. As part of our ongoing monitoring of the credit quality of our lease portfolio, on a weekly basis we track amounts past due, days past due, and outstanding maintenance account balances, including running subsequent credit checks as needed. The following table presents our net investment in leases, which includes both current and future lease payments, as of March 31, 2020 by amounts past due, our primary ongoing credit quality indicator, and lease origination year:

	Net Investment in Leases by Lease Origination Year (in millions)
Amounts Past Due (in ones)	2020	2019	2018	2017	2016	Prior	Total
Greater than $3,000	$0.7	$2.8	$1.6	$0.6	$0.1	$—	$5.8
Between $2,999 and $1,500	1.4	4.3	2.0	0.7	0.4	—	8.8
Less than $1,499	5.6	13.6	6.1	2.5	0.8	0.1	28.7
Total	$7.7	$20.7	$9.7	$3.8	$1.3	$0.1	$43.3

Lease payments are generally due on a weekly basis and are classified as past due when past the due date. The following table presents an aging analysis of our lease payments owed to us which are classified as past due as of March 31, 2020:

(in millions)	March 31, 2020
1-29 days	$1.3
30-59 days	0.5
60-89 days	0.3
90 days or greater	0.4
Total past due	$2.5

Our lease receivables are recorded net of an allowance for doubtful accounts based on an aging analysis to reserve amounts expected to not be collected. The terms of the lease agreements generally give us the ability to take possession of the underlying asset in the event of default. We may incur credit losses in excess of recorded allowances if the full amount of any anticipated proceeds from the sale or re-lease of the asset supporting the third party’s financial obligation, which can be impacted by economic conditions, is not realized.

Accrued interest on our leases is included within lease receivables on the consolidated balance sheets and was not material as of March 31, 2020 and December 31, 2019. Leases are generally placed on nonaccrual status (nonaccrual of interest and other fees) when a payment becomes 90 days past due or upon notification of bankruptcy, death, or other instances in which management concludes collectability is not reasonably assured. The accrual of interest and other fees is resumed when all payments are less than 60 days past due. At both March 31, 2020 and December 31, 2019, $0.2 million of our net investment in leases were on nonaccrual status.

The table below provides additional information on our sales-type leases.

	Three Months Ended March 31,
(in millions)	2020	2019
Revenue	$54.7	$56.2
Cost of goods sold	(48.9)	(49.9)
Operating profit	$5.8	$6.3

Interest income on lease receivable	$6.5	$6.6

4. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended March 31,
Disaggregated Revenues (in millions)	2020	2019
Transportation	$1,028.3	$1,071.4
Logistics management	31.1	58.1
Other	59.7	64.6
Total operating revenues	$1,119.1	$1,194.1

Quantitative Disclosures

The following table provides information for transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and pertain to contracts with terms greater than one year as of date shown:

Remaining Performance Obligations (in millions)	March 31, 2020
Expected to be recognized within one year
Transportation	$2.6
Logistics management	9.0
Expected to be recognized after one year
Transportation	0.6
Logistics management	13.0
Total	$25.2

The information provided in the above table does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	March 31, 2020	December 31, 2019
Other current assets - Contract assets	$22.2	$17.6
Other current liabilities - Contract liabilities	—	—

We generally receive payment within 40 days of completing our performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated service.

5. FAIR VALUE

Fair value is the estimated price that would be received to sell an asset or paid to transfer a liability, which is referred to as the exit price. Inputs to valuation techniques used to measure fair value fall into three broad levels (Levels 1, 2, and 3) as follows:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	March 31, 2020	December 31, 2019
Marketable securities (1)	2	$49.2	$48.3

(1)
Marketable securities are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active and are, therefore, classified as Level 2 in the fair value hierarchy. We measure our marketable securities on a recurring, monthly basis. See Note 6, Investments, for additional information on the fair value of our marketable securities.

The fair value of the Company's debt was $331.5 million and $368.5 million as of March 31, 2020 and December 31, 2019, respectively. The carrying value of the Company's debt was $335.0 million and $360.0 million as of March 31, 2020 and December 31, 2019, respectively. The fair value of our debt was calculated using a fixed-rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded value of cash, trade accounts receivable, lease receivables, and trade accounts payable approximates fair value.

Our ownership interest in PSI discussed in Note 6, Investments, does not have a readily determinable fair value and is accounted for using the measurement alternative in ASC 321-10-35-2. Our interest was revalued in the period ending March 31, 2020 using Level 3 inputs and is recorded at fair value.

6. INVESTMENTS

Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

With the adoption of ASU 2016-13, the guidance on reporting credit losses for available-for-sale debt securities was amended. Under this new guidance, credit losses are to be recorded through an allowance for credit losses rather than as a direct write-down to the security. As a result, any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. Cost basis is determined using the specific identification method.

When adopting this standard, we elected to continue to present the accrued interest receivable balance associated with our investments in marketable securities separate from the marketable securities line in the consolidated balance sheets. As of March 31, 2020, accrued interest receivable associated with our investments in marketable securities was not material and is included with other receivables in the consolidated balance sheets. We have elected the practical expedient provided under the guidance to exclude the applicable accrued interest from the amortized cost basis disclosure of our marketable securities. We have also elected not to measure an allowance for credit losses on our accrued interest receivable and to write off accrued interest receivable by reversing interest income when it is not considered collectible.

The following table presents the maturities and values of our marketable securities as of the dates shown:

	March 31, 2020			December 31, 2019
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	12 to 79	$14.6	$14.9	$16.5	$17.0
Asset-backed securities	10	—	—	0.1	0.1
Corporate debt securities	1 to 67	18.3	18.5	15.1	15.4
State and municipal bonds	3 to 66	11.6	11.8	11.6	11.8
Other U.S. and non-U.S. government bonds	4 to 54	4.0	4.0	4.0	4.0
Total marketable securities		$48.5	$49.2	$47.3	$48.3

Gross realized gains and losses and net unrealized gains and losses, net of tax, on marketable securities were not material for the three months ended March 31, 2020 and 2019. Additionally, we did not have an allowance for credit losses on our marketable securities as of March 31, 2020 or any other-than-temporary impairments as of December 31, 2019, and our total unrealized gains and losses were not material as of March 31, 2020 and December 31, 2019.

Ownership Interest in Platform Science, Inc.

In 2018, the Company made a strategic decision to invest in PSI and acquired an ownership interest in exchange for granting them a non-exclusive license to our proprietary telematics mobile software that was developed to enable enhanced driver productivity and ensure regulatory compliance. Our ownership interest is being accounted for under ASC 321, Investments - Equity Securities using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheets. During the first quarter of 2020, a remeasurement event occurred which required the Company to revalue our interest in PSI. This resulted in the recognition of a $6.1 million pre-tax gain recorded within other income on the consolidated statement of comprehensive income for the three months ended March 31, 2020. The fair value of our ownership interest as of March 31, 2020 and December 31, 2019 was $9.6 million and $3.5 million, respectively, and our ownership percentage was 12% as of March 31, 2020.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by reportable segment during the period ended March 31, 2020.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2019	$103.6	$14.2	$9.7	$127.5
Foreign currency translation	—	—	(0.2)	(0.2)
Balance at March 31, 2020	$103.6	$14.2	$9.5	$127.3

At March 31, 2020 and December 31, 2019, we had accumulated goodwill impairment charges of $42.6 million.

As of the periods ending March 31, 2020 and December 31, 2019, our customer lists had a gross carrying value of $1.1 million and a net carrying value of $0.

8. DEBT AND CREDIT FACILITIES

As of March 31, 2020 and December 31, 2019, debt included the following:

(in millions)	March 31, 2020	December 31, 2019
Unsecured senior notes: principal payable at maturities ranging from 2020 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.53% and 3.42% for 2020 and 2019, respectively.	$335.0	$360.0
Current maturities	(30.0)	(55.0)
Debt issuance costs	(0.3)	(0.4)
Long-term debt	$304.7	$304.6

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment of up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of March 31, 2020 or December 31, 2019. Standby letters of credit under this agreement amounted to $3.9 million and $3.8 million at March 31, 2020 and December 31, 2019, respectively, and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at March 31, 2020 or December 31, 2019. At March 31, 2020 and December 31, 2019, standby letters of credit under this agreement amounted to $70.3 million and were primarily related to the requirements of certain of our insurance obligations.

9. INCOME TAXES

Our effective income tax rate was 24.9% and 25.4% for the three months ended March 31, 2020 and 2019, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimate of nontaxable and nondeductible items of income and expense.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. We are analyzing the various aspects of the CARES Act to determine the impact specific provisions may have on us. The Company plans on taking advantage of the cash deferral programs available for payment of employer social security taxes and federal and state income taxes.

10. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Numerator:
Net income available to common shareholders	$43.8	$36.9

Denominator:
Weighted average common shares outstanding	177.1	177.0
Effect of dilutive restricted share units	0.3	0.4
Weighted average diluted common shares outstanding	177.4	177.4

Basic earnings per common share	$0.25	$0.21
Diluted earnings per common share	0.25	0.21

The calculation of diluted earnings per share for the three months ended March 31, 2020 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In April of 2020, our Board of Directors declared a quarterly cash dividend for the second fiscal quarter of 2020 in the amount of $0.065 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 12, 2020 and is expected to be paid on July 9, 2020.

11. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B Common Stock under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of the following: restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“Performance Shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options. Performance shares and PSUs are earned based on attainment of threshold performance of return on capital and earnings targets.

Share-based compensation expense was $1.6 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively. We recognize share-based compensation expense over the awards' vesting period. As of March 31, 2020, we had $19.4 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted-average period of 3 years.

The Black-Scholes valuation model is used by the Company to determine the grant date fair value of option awards. The Company uses its stock price on the grant date as the fair value assigned to the restricted shares, RSUs, performance shares, and PSUs.

Equity-based awards granted during the first quarter of 2020 had a grant date fair value of $14.9 million and were as follows:

2020 Grants	Number of Awards Granted	Weighted Average Grant Date Fair Value
Restricted shares and RSUs	259,992	$22.04
Performance shares and PSUs	350,525	22.04
Nonqualified stock options	233,636	6.34
Total grants	844,153

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

At March 31, 2020, our firm commitments to purchase transportation equipment totaled $251.7 million.

In October 2017, the representative of the former owners of WSL filed a lawsuit in the Delaware Court of Chancery which alleges that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operations of the business, and as a result, the former owners claim they are entitled to an additional payment of $40.0 million. A trial date has been set for September 2020. We believe that we have strong defenses to this claim. A judgment by the Court against us could have a material adverse effect on our results of operations.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

The CODM reviews revenues for each segment exclusive of fuel surcharge revenues. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. Income from operations at a segment level reflects the measure presented to the CODM for each segment.

Separate balance sheets are not prepared by segment, and, as a result, assets are not separately identifiable by segment. All transactions between reportable segments are eliminated in consolidation.

Substantially all of our revenues and assets were generated or located within the U.S.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which includes revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $24.7 million and $23.6 million for the three months ended March 31, 2020 and 2019, respectively.

Revenues by Segment	Three Months Ended March 31,
(in millions)	2020	2019
Truckload	$469.4	$531.8
Intermodal	238.0	237.6
Logistics	239.6	243.9
Other	99.4	99.9
Fuel surcharge	103.0	111.8
Inter-segment eliminations	(30.3)	(30.9)
Operating revenues	$1,119.1	$1,194.1

Income (Loss) from Operations by Segment	Three Months Ended March 31,
(in millions)	2020	2019
Truckload	$36.6	$23.2
Intermodal	16.3	19.9
Logistics	4.2	10.3
Other	(2.2)	(1.9)
Income from operations	$54.9	$51.5

Depreciation and Amortization Expense by Segment	Three Months Ended March 31,
(in millions)	2020	2019
Truckload	$51.0	$53.4
Intermodal	10.8	10.9
Logistics	—	0.1
Other	8.0	9.0
Depreciation and amortization expense	$69.8	$73.4

14. RESTRUCTURING

On July 29, 2019, the Company’s Board of Directors approved a structured shutdown of its FTFM service offering within its Truckload reportable segment which was substantially complete as of August 31, 2019. All of the restructuring activity was recorded within our Truckload reportable segment. Pre-tax losses of our FTFM service offering were $12.1 million for the three months ended March 31, 2019.

The activity associated with the shutdown is presented separately on the consolidated statements of comprehensive income within restructuring—net. The following table summarizes the restructuring activity:

	Three Months Ended	Cumulative
(in millions)	March 31, 2020
Impairment charges and (gains) losses on asset disposals	$(1.1)	$45.0
Receivable (recoveries) write-downs	(0.6)	3.3
Other costs	0.5	14.2
Total restructuring—net	$(1.2)	$62.5

As of March 31, 2020 and December 31, 2019, FTFM restructuring liabilities were classified as current liabilities on the consolidated balance sheets as follows:

(in millions)	Restructuring Liabilities
Balance at December 31, 2018	$—
Restructuring—net	13.7
Cash payments	(8.6)
Balance at December 31, 2019	5.1
Restructuring—net	0.5
Cash payments	(0.9)
Balance at March 31, 2020	$4.7

The required criteria, as defined by ASC 360, Property, Plant and Equipment, was satisfied as part of the shutdown of our FTFM service offering for reclassification of related transportation equipment into assets held for sale. As of March 31, 2020 and December 31, 2019, assets held for sale, net of impairment, within our Truckload segment were $47.1 million and $63.5 million, respectively, of which $27.8 million and $33.4 million related to the shutdown of our FTFM service offering, respectively. Assets held for sale, net of impairment, are included in prepaid expenses and other current assets in the consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2019.

INTRODUCTION

Recent Events

COVID-19 Pandemic

The recent outbreak of COVID-19 has spread across the globe and has been declared a pandemic by the World Health Organization and a national emergency by the President of the U.S. The extent of the impact of the COVID-19 outbreak on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the efforts of governments at the national, state, and local levels to combat the outbreak, and the impact of the pandemic and these governmental actions on our customers, which are uncertain and cannot be fully predicted at this time.

During the three months ended March 31, 2020, the impact of the COVID-19 outbreak on the Company’s operational and financial performance was not significant. While we are unable to quantify the expected overall effect of COVID-19 on our operational and financial performance, we have experienced a decrease in demand in April resulting from imposed stay-at-home orders and the related closure of certain of our customers. The impact has been primarily in our truckload and intermodal operations which both saw steady declines in volume before stabilizing in late April. Brokerage net revenue per order improvements have also been noted as the month progressed. Many drivers have been redeployed to areas within our portfolio where there is a need; however, we have seen an overall reduction in revenues. We currently estimate the largest impacts of COVID-19 on our business will be incurred in the second quarter, and steady improvement will be seen during the third and fourth quarters.

We have implemented cost reduction efforts to help mitigate the impact reduced revenues may have on our full-year 2020 income from operations; however, we do not anticipate these reductions will fully offset the decline in revenues. We are reducing expenses through decreases in discretionary spending, including travel and entertainment, tightening the management of spend related to hiring and headcount, and various other measures.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and shareholders. In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking precautions to provide a safe work environment for our associates, owner-operators, and customers.

Business Overview

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

Our truckload services include standard long-haul and regional shipping services primarily using dry van, bulk, temperature-controlled, and flat-bed equipment, as well as customized solutions for high-value and time-sensitive loads to offer vast coverage through North America, including Mexico and Canada. These services are executed through either for-hire or dedicated contracts. FTFM residential and retail store delivery services were provided into the third quarter of 2019, when that service offering was shut down.

Our intermodal service consists of door-to-door container on flat car (“COFC”) service by a combination of rail and over-the-road transportation, in association with our rail carrier partners. Our intermodal service uses company-owned containers, chassis, and trucks, with primarily company dray drivers, augmented by third-party dray capacity to offer vast coverage throughout North America, including cross border.

Our logistics offerings consist of non-asset freight brokerage, supply chain (including 3PL), and import/export services. Our logistics business typically provides value-added services using third-party capacity, augmented by our trailing assets, to manage and move our customers’ freight.

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

	Three Months Ended March 31,
(in millions, except ratios)	2020	2019
Operating revenues	$1,119.1	$1,194.1
Revenues (excluding fuel surcharge) (1)	1,016.1	1,082.3
Income from operations	54.9	51.5
Adjusted income from operations (2)	53.7	51.5
Operating ratio	95.1%	95.7%
Adjusted operating ratio (3)	94.7%	95.2%
Net income	$43.8	$36.9
Adjusted net income (4)	42.9	36.9

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

Revenues (excluding fuel surcharge)

	Three Months Ended March 31,
(in millions)	2020	2019
Operating revenues	$1,119.1	$1,194.1
Less: Fuel surcharge revenues	103.0	111.8
Revenues (excluding fuel surcharge)	$1,016.1	$1,082.3

Adjusted income from operations

	Three Months Ended March 31,
(in millions)	2020	2019
Income from operations	$54.9	$51.5
Restructuring—net (1)	(1.2)	—
Adjusted income from operations	$53.7	$51.5

(1)	Activity associated with the shutdown of the FTFM service offering. Refer to Note 14, Restructuring, for additional details.

Adjusted operating ratio

	Three Months Ended March 31,
(in millions, except ratios)	2020	2019
Total operating expenses	$1,064.2	$1,142.6
Divide by: Operating revenues	1,119.1	1,194.1
Operating ratio	95.1%	95.7%

Total operating expenses	$1,064.2	$1,142.6
Adjusted for:
Fuel surcharge revenues	(103.0)	(111.8)
Restructuring—net	1.2	—
Adjusted total operating expenses	$962.4	$1,030.8

Operating revenues	$1,119.1	$1,194.1
Less: Fuel surcharge revenues	103.0	111.8
Revenues (excluding fuel surcharge)	$1,016.1	$1,082.3

Adjusted operating ratio	94.7%	95.2%

Adjusted net income

	Three Months Ended March 31,
(in millions)	2020	2019
Net income	$43.8	$36.9
Restructuring—net	(1.2)	—
Income tax effect of non-GAAP adjustments (1)	0.3	—
Adjusted net income	$42.9	$36.9

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Enterprise Results Summary

Enterprise net income increased $6.9 million, approximately 19%, in the first quarter of 2020 compared to the same quarter in 2019, primarily due to the elimination of FTFM operating losses (which were $12.1 million in the first quarter of 2019) and a $6.1 million pre-tax gain on our ownership interest in PSI. This was partially offset by $7.6 million related to equipment dispositions and valuations due to a challenging used equipment market and an increase in income taxes related to higher taxable income. In the first quarter of 2020, we recognized $4.8 million of equipment losses and impairment charges compared to $2.8 million of equipment gains in the first quarter of 2019.

Adjusted net income increased $6.0 million, approximately 16%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues decreased $75.0 million, approximately 6%, in the first quarter of 2020 compared to the same quarter in 2019.

Factors contributing to the decrease were as follows:

•
a $62.4 million decrease in our Truckload segment revenues (excluding fuel surcharge) resulting from the shutdown of our FTFM service offering (August 2019) which generated $31.6 million of revenues in the first quarter of 2019, as well as a decrease in Truckload price; and

•
an $8.8 million decrease in fuel surcharge revenues primarily resulting from a $5.0 million reduction related to the FTFM shutdown and a 3% decline in average diesel price per gallon in the U.S., as reported by the Department of Energy.

Enterprise revenues (excluding fuel surcharge) decreased $66.2 million, approximately 6%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $3.4 million, approximately 7%, in the first quarter of 2020 compared to the same quarter in 2019 primarily due to the benefit associated with the FTFM shutdown in 2019, as FTFM's first quarter 2019 loss from operations was $12.1 million. Continued favorability from cost savings initiatives implemented in 2019 and a decrease in fuel costs also contributed to the increase in income from operations. Those increases were partially offset by a reduction in price across all of our service offerings and $7.6 million from the combination of equipment dispositions and valuations due to a challenging used equipment market.

Adjusted income from operations increased $2.2 million, approximately 4%.

Enterprise operating ratio improved on both a GAAP and an adjusted basis. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.

•
Purchased transportation costs increased $6.3 million, or 1%, quarter over quarter driven by an increase in brokerage and Intermodal volumes, as well as an increase in Intermodal rail costs. This was partially offset by a $7.8 million reduction in purchased transportation costs attributable to the FTFM shutdown and a decrease in Truckload and Logistics third party carrier and brokerage costs due to increased availability of capacity and mix of business.

•
Salaries, wages, and benefits decreased $48.6 million, or 16%, quarter over quarter, largely due to the elimination of salaries, wages, and benefits associated with the FTFM shutdown, warehouse management operations insourced by an import/export customer in April 2019, and other cost savings initiatives implemented in 2019 that continued into 2020. We expect to see continued favorability in salaries, wages, and benefits through at least the second quarter of 2020 as a result of these changes. A reduction in headcount and lower performance-based incentive compensation also contributed to the decrease.

•
Fuel and fuel taxes for our company trucks decreased $13.9 million, or 19%, quarter over quarter, driven by both a decrease in cost per gallon and a $4.5 million reduction in fuel and fuel taxes attributable to the FTFM shutdown. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•
Depreciation and amortization decreased $3.6 million, or 5%, quarter over quarter primarily related to the FTFM shutdown. We expect to see continued favorability in this area through the second quarter of 2020 as a result of the shutdown.

•
Operating supplies and expenses decreased $13.1 million, or 9%, quarter over quarter driven by a $5.9 million decrease in temporary worker pay due to insourcing by one of our import/export customers, a $5.5 million decrease in rent related expenses including equipment and facility rents, and a reduction in maintenance and parts spend attributable to milder weather conditions, fewer company driver miles, and younger age of fleet. We experienced a reduction in a variety of other operating-related expenses, including facility expenses and operating taxes and licenses, that were each individually immaterial. These decreases were partially offset by a $5.6 million change in equipment dispositions and a $2.0 million impairment on assets held for sale due to a challenging used equipment market. In the first quarter of 2020, we recorded $2.8 million of equipment losses compared to $2.8 million of equipment gains in the first quarter of 2019.

•
Insurance and related expenses increased $1.0 million, or 4%, quarter over quarter primarily due to an increase in the severity of auto losses and related insurance premiums, partially offset by a reduction in safety related costs.

•
Other general expenses decreased $5.3 million, or 15%, quarter over quarter primarily as a result of reduced driver recruiting and training costs as cost savings initiatives enacted in 2019 continued into 2020, as well as a reduction in travel expenses resulting from Company enforced travel bans related to COVID-19. We expect our travel expenses to continue to be incurred at a reduced level during the second quarter of 2020 for the same reason.

•
Restructuring—net was $1.2 million favorable quarter over quarter due to gains on equipment sales and bad debt recoveries, partially offset by impairment charges associated with the FTFM shutdown in 2019. Refer to Note 14, Restructuring, for additional details.

Total Other Expenses (Income)

Other income increased $5.5 million, approximately 262%, in the first quarter of 2020 compared to the same quarter in 2019 due primarily to the recognition of a $6.1 million pre-tax gain on our ownership interest in PSI and a $0.1 million decrease in interest expense. See Note 6, Investments, for more information on PSI. These items were partially offset by a $0.4 million decrease in interest income and a $0.2 million increase in net foreign currency losses.

Income Tax Expense

Our provision for income taxes increased $2.0 million, approximately 16%, in the first quarter of 2020 compared to the same quarter in 2019 due to higher taxable income. The effective income tax rate was 24.9% for the three months ended March 31, 2020 compared to 25.4% for the same period last year.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenue and income (loss) from operations by segment:

	Three Months Ended March 31,
Revenues by Segment (in millions)	2020	2019
Truckload	$469.4	$531.8
Intermodal	238.0	237.6
Logistics	239.6	243.9
Other	99.4	99.9
Fuel surcharge	103.0	111.8
Inter-segment eliminations	(30.3)	(30.9)
Operating revenues	$1,119.1	$1,194.1

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2020	2019
Truckload	$36.6	$23.2
Intermodal	16.3	19.9
Logistics	4.2	10.3
Other	(2.2)	(1.9)
Income from operations	54.9	51.5
Adjustments:
Restructuring—net	(1.2)	—
Adjusted income from operations	$53.7	$51.5

We monitor and analyze a number of KPIs in order to manage our business and evaluate our financial and operating performance. Below are our KPIs by segment.

Truckload

The following table presents KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes.

Prior to 2020, we reported KPIs within our Truckload segment by quadrant. Going forward, KPIs will be reported for our dedicated and for-hire operations only. This presentation change does not impact KPIs at the segment level. Descriptions of the two operations that make up our Truckload segment are as follows:

•	Dedicated - Transportation services with equipment devoted to customers under long-term contracts.

•	For-hire - Transportation services of one-way shipments.

	Three Months Ended March 31,
	2020	2019
Dedicated
Revenues (excluding fuel surcharge) (1)	$176.1	$179.3
Average trucks (2) (3)	3,905	3,950
Revenue per truck per week (4)	$3,501	$3,576
For-hire
Revenues (excluding fuel surcharge) (1)	$291.8	$350.7
Average trucks (2) (3)	6,302	7,623
Revenue per truck per week (4)	$3,595	$3,622
Total Truckload
Revenues (excluding fuel surcharge) (5)	$469.4	$531.8
Average trucks (2) (3)	10,207	11,573
Revenue per truck per week (4)	$3,559	$3,606
Average company trucks (3)	7,307	8,713
Average owner-operator trucks (3)	2,900	2,860
Trailers	35,693	37,744
Operating ratio (6)	92.2%	95.6%

(1)	Revenues (excluding fuel surcharge), in millions, exclude revenue in transit.

(2)	Includes company trucks and owner-operator trucks.

(3)	Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.

(4)	Calculated excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.

(5)	Revenues (excluding fuel surcharge), in millions, include revenue in transit at the operating segment level, and therefore does not sum with amounts presented above.

(6)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Truckload revenues (excluding fuel surcharge) decreased $62.4 million, approximately 12%, in the first quarter of 2020 compared to the same quarter in 2019 primarily due to $31.6 million from the shutdown of our FTFM service offering and a 3% decrease in price. Compared to the first quarter of 2019, price was down due to a softer freight market and lower published and spot rates. Volume had a minimal impact on reduced revenues as stronger volumes in the latter part of the quarter, driven by an increase in demand for essential consumer products due to COVID-19, offset the softer market conditions early in 2020. Revenue per truck per week also decreased $47, or 1%, quarter over quarter as lower price was mostly offset by improved productivity.

Truckload income from operations increased $13.4 million, approximately 58%, in the first quarter of 2020 compared to the same quarter in 2019, due mainly to the removal of FTFM operating losses, which were $12.1 million in the first quarter of 2019, as a result of the structured shutdown of the service offering in 2019. The revenue decrease cited above, in addition to a combined $6.0 million change in equipment dispositions and valuations, was more than offset by lower fuel costs and improved variable cost management related to driver recruiting, maintenance, and safety.

Intermodal

The following table presents our KPIs for our Intermodal segment for the periods indicated.

In support of a few key customers, we provide dray-only service utilizing our drivers and chassis. The length of haul and revenue characteristics of dray-only service are much different than rail. Prior to 2020, we reported orders and revenue per order inclusive of dray-only activity. Due to a recent surge in dray-only activity, orders and revenue per order presented below for both 2020 and 2019 exclude dray-only shipments to not distort period over period comparisons in our core-rail KPIs.

	Three Months Ended March 31,
	2020	2019
Orders (1)	106,587	103,276
Containers	21,982	21,991
Trucks (2)	1,529	1,507
Revenue per order (3)	$2,173	$2,271
Operating ratio (4)	93.2%	91.6%

(1)	Based on delivered rail orders.

(2)	Includes company trucks and owner-operator trucks at the end of the period.

(3)	Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.

(4)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) increased $0.4 million in the first quarter of 2020 compared to the same quarter in 2019. Orders increased 3% primarily due to growth in the East and Mexico, despite a declining overall domestic intermodal freight market, while revenue per order decreased $98, or 4%. The decrease in revenue per order was largely attributable to a higher mix of shorter length of haul volumes within the East.

Intermodal income from operations decreased $3.6 million, approximately 18%, in the first quarter of 2020 compared to the same quarter in 2019. Revenue increases, as explained above, were more than offset by increased rail purchased transportation costs.

Logistics

The following table presents our KPI for our Logistics segment for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Operating ratio (1)	98.2%	95.8%

(1)	Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) decreased $4.3 million, approximately 2%, in the first quarter of 2020 compared to the same quarter in 2019, resulting primarily from warehouse management functions being insourced by one of the Company's import/export customers in April 2019. This decrease was partially offset by increased revenues within our brokerage business due to volume growth compared to the same quarter in 2019, despite continued compression of rates.

Logistics income from operations decreased $6.1 million, approximately 59%, in the first quarter of 2020 compared to the same quarter in 2019, primarily due to compressed net revenue in brokerage.

Other

Included in Other was a loss from operations of $2.2 million in the first quarter of 2020, which was materially unchanged from the loss in the same quarter in 2019 of $1.9 million.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $200.0 million accounts receivable facility, for which our available capacity as of March 31, 2020 was $375.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, or because the COVID-19 crisis lasts longer than anticipated, and/or the revenue declines we expect to experience are more severe than predicted, we anticipate that we will obtain these funds through additional indebtedness, additional equity offerings, or a combination of these potential sources of funds. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash, cash equivalents, and marketable securities and outstanding debt as of the dates shown:

(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$600.6	$551.6
Marketable securities	49.2	48.3
Total cash, cash equivalents, and marketable securities	$649.8	$599.9

Debt:
Senior notes	$335.0	$360.0
Finance leases	1.9	1.7
Total debt (1)	$336.9	$361.7

(1)	Debt on the consolidated balance sheets is presented net of deferred financing costs.

Debt

At March 31, 2020, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Three Months Ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$124.5	$133.2
Net cash used in investing activities	(39.7)	(59.2)
Net cash used in financing activities	(35.8)	(11.7)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Operating Activities

Cash provided by operating activities decreased $8.7 million, approximately 7%, in the first three months of 2020 compared to the same period in 2019, driven by the net change in working capital balances, partially offset by an increase in net income adjusted for various noncash charges and deferred income taxes.

Investing Activities

Cash used in investing activities decreased $19.5 million, approximately 33%, in the first three months of 2020 compared to the same period in 2019. The decrease in cash used was driven by the decrease in net capital expenditures, partially offset by increased purchases of lease equipment and marketable securities.

Capital Expenditures

The following table sets forth, for the periods indicated, our net capital expenditures.

	Three Months Ended March 31,
(in millions)	2020	2019
Transportation equipment	$22.2	$50.1
Other property and equipment	12.6	11.1
Proceeds from sale of property and equipment	(19.4)	(11.1)
Net capital expenditures	$15.4	$50.1

Net capital expenditures decreased $34.7 million in the first three months of 2020 compared to the same period in 2019. The decrease was driven by a $27.9 million decrease in expenditures for transportation equipment resulting from decreased tractor purchases combined with an $8.3 million increase in proceeds from the sale of property and equipment primarily resulting from increased tractor sales, largely related to units that were part of the 2019 shutdown of the FTFM service offering. Decreases were partially offset by a $1.5 million increase in other property and equipment purchases. See Note 12, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities increased $24.1 million, approximately 206%, in the first three months of 2020 compared to the same period in 2019. The main driver of the increase in cash used was the $25.0 million repayment of a private placement note in 2020.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

COVID-19

We believe we were in a strong liquidity position with a cash, cash equivalents, and marketable securities balance of $649.8 million and $375.8 million of unused credit capacity. Our outstanding debt as of the end of the quarter was $336.9 million, of which $30.0 million is short-term in nature and will be at maturity in September 2020. We are compliant with all financial covenants under our credit agreements and do not anticipate the need to seek additional capital as a result of COVID-19. As part of our business continuity plan, we are maintaining our planned investments in replacement equipment and accelerating our technology spend but have canceled almost all discretionary and growth capital expenditures for the remainder of the year.

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

Factors that Could Result in a Goodwill Impairment

Goodwill is tested for impairment at least annually using the discounted cash flow, guideline public company, and guideline merged and acquired company methods in calculating the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. As interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.

We will perform our annual evaluation of goodwill for impairment as of October 31, 2020, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill. See further discussion in Note 7, Goodwill and Other Intangible Assets.

Off-Balance Sheet Arrangements

As of March 31, 2020 we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2019 for our contractual obligations as of December 31, 2019. There were no material changes to our contractual obligations during the three months ended March 31, 2020.

CRITICAL ACCOUNTING ESTIMATES
We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We have found the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2019 are still current and that there have been no significant changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks reported in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 19, 2020.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019, other than the risks described below.

The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains, and workforce, and we have experienced, and expect to continue to experience, volatility in freight volumes and demand for certain of our service offerings.

There is uncertainty around the duration, breadth, and economic impacts of the current COVID-19 pandemic and, as a result, the ultimate impact on our business, operations, or operating results cannot be reasonably estimated at this time. Government and public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in large groups, the closing of businesses and operations to the extent such businesses or operations are not considered an “essential service”, and shelter-in-place orders or similar measures. Consequently, our customers, suppliers, third-party business partners, and contractors have been and will be disrupted in multiple ways, including worker absenteeism, quarantines and other restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions.

To date, the impact of the COVID-19 outbreak on the Company’s operational and financial performance has not been significant, however, the mandated precautions to mitigate the spread of COVID-19 and other related disruptions have had, and may continue to have, an impact on the Company’s freight volumes, adversely affecting our revenues and earnings. We have experienced declines in freight volumes in our Truckload and Intermodal segments, certain of our customers have closed portions of their operations, and certain of our suppliers have either temporarily closed or scaled back operations and/or deferred decisions to award freight. Additionally, we have expanded our paid time off policy and are covering the cost of health insurance premiums to help alleviate some of the challenges our employees may be facing as a result of COVID-19, which may result in higher health insurance and labor-related costs. While no one can predict with any certainty the scale or length of disruption from the COVID-19 pandemic, it is possible that our results of operations could be negatively affected by the impact of the virus on global economic, health, or market conditions. The many unknowns regarding the impact of COVID-19 on our results of operations include the impact to the Company’s employees, customers, and suppliers of further governmental, regulatory, fiscal, and public health responses.

The COVID-19 outbreak and the resulting impact on our operating performance has also affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include among other things, the Company’s goodwill, long-lived, and held for sale asset valuations; current expected credit losses; healthcare reserves; and measurement of compensation cost for certain share-based awards and annual incentive plans. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods. While we expect the impacts of COVID-19 to have an adverse effect on our business, financial condition, and results of operations, we are unable to predict the extent of these impacts at this time.

We have transitioned a significant subset of our employee population to remote work environments in an effort to mitigate the spread of COVID-19 which may exacerbate the cybersecurity risks to our business, including an increased demand for information technology resources, increased risk of phishing, and other cybersecurity attacks.

In response to the COVID-19 pandemic, we are allowing a significant portion of our workforce, which can work from home to work from home, and providing employees with expanded remote network access options which enable them to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks. The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) has warned that cybercriminals will take advantage of the uncertainty created by COVID-19 and federal and state mandated quarantines to launch attacks which will further disrupt operations. Specifically, our employees working remotely expose the Company to cybersecurity risks in the following ways: (1) unauthorized access to sensitive information as a result of increased remote access, including employees use of company-owned and personal devices and videoconferencing functions and applications to remotely handle, access, discuss, or transmit confidential financial data, (2) increased exposure to phishing and other scams as cybercriminals use the fear and uncertainty surrounding the international COVID-19 pandemic to further manipulate employees through phishing schemes to, among other things, install malicious software on Company systems and equipment and surrender sensitive information, and (3) violation of international, federal, or state-specific privacy laws. We believe that the increased number of employees working remotely as a result of the COVID-19 outbreak has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	959	$22.11	—	$—
February 1, 2020 - February 29, 2020	—	—	—	—
March 1, 2020 - March 31, 2020	47,974	18.07	—	—
Total	48,933	$18.15	—	$—

Limitation Upon Payment of Dividends

The 2018 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2018 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	April 30, 2020	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)