Form 10-Q
period 2020-06-30
Schneider National, Inc.
filed 2020-07-30
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Yes  ☐            No ☒
As of July 24, 2020, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,309,795 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus pandemic
FASB	Financial Accounting Standards Board
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
PSI	Platform Science, Inc.
SaaS	Software as a Service
SEC	United States Securities and Exchange Commission
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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

Risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•Economic and business risks inherent in the truckload and transportation industry, including competitive pressures pertaining to pricing, capacity, and service;
•Our ability to successfully manage the demand, supply, and operational challenges and disruptions (including the impact of reduced freight volumes) associated with the ongoing COVID-19 pandemic and the associated responses of federal, state and local governments and businesses;
•Our ability to maintain key customer and supply arrangements (including Dedicated arrangements) and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics;
•Our ability to manage and implement effectively our growth and diversification strategies and cost saving initiatives;
•Our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity;
•Risks related to demand for our service offerings;
•Risks associated with the loss of a significant customer or customers;
•Capital investments that fail to match customer demand or for which we cannot obtain adequate funding;
•Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments, and our ability to recover fuel costs through our fuel surcharge programs;
•Our ability to attract and retain qualified drivers and owner-operators;
•Our reliance on owner-operators to provide a portion of our truck fleet;
•Our dependence on railroads in the operation of our intermodal business;
•Service instability from third-party capacity providers used by our business;
•Changes in the outsourcing practices of our third-party logistics customers;
•Difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers;
•Variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company;
•The impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations;
•Political, economic, and other risks from cross-border operations and operations in multiple countries;
•Risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives;
•Negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months;

•Risks associated with severe weather and similar events;
•Significant systems disruptions, including those caused by cybersecurity events;
•The potential that we will not successfully identify, negotiate, consummate, or integrate acquisitions;
•Exposure to claims and lawsuits in the ordinary course of business;
•Our ability to adapt to new technologies and new participants in the truckload and transportation industry; and
•Those risks and uncertainties discussed in Part I, Item 1A, “Risk Factors,” of our most recently filed Annual Report on Form 10-K, as such may be amended or supplemented in Part II, Item 1A, “Risk Factors,” of this report or other Quarterly Reports on Form 10-Q filed after such Annual Report on Form 10-K, as well as those discussed in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues	$1,032.8	$1,212.7	$2,151.9	$2,406.8
Operating expenses:
Purchased transportation	437.1	503.8	916.7	977.1
Salaries, wages, and benefits	247.8	286.3	512.2	599.3
Fuel and fuel taxes	42.1	76.2	103.0	151.0
Depreciation and amortization	72.3	74.9	142.1	148.3
Operating supplies and expenses	119.1	134.1	251.1	279.2
Insurance and related expenses	28.3	25.4	57.5	53.6
Other general expenses	22.5	28.2	52.0	63.0
Goodwill impairment charge	—	34.6	—	34.6
Restructuring—net	0.2	—	(1.0)	—
Total operating expenses	969.4	1,163.5	2,033.6	2,306.1
Income from operations	63.4	49.2	118.3	100.7
Other expenses (income):
Interest income	(0.5)	(2.4)	(2.3)	(4.6)
Interest expense	3.3	5.4	7.1	9.3
Other expenses (income)—net	(2.1)	0.3	(7.5)	0.7
Total other expenses (income)	0.7	3.3	(2.7)	5.4
Income before income taxes	62.7	45.9	121.0	95.3
Provision for income taxes	16.2	11.4	30.7	23.9
Net income	46.5	34.5	90.3	71.4
Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.1	(0.2)	(0.7)	0.1
Net unrealized gain on marketable securities—net of tax	0.5	0.3	0.2	0.7
Total other comprehensive income (loss)	0.6	0.1	(0.5)	0.8
Comprehensive income	$47.1	$34.6	$89.8	$72.2

Weighted average common shares outstanding	177.2	177.1	177.2	177.1
Basic earnings per share	$0.26	$0.19	$0.51	$0.40

Weighted average diluted shares outstanding	177.5	177.4	177.4	177.4
Diluted earnings per share	$0.26	$0.19	$0.51	$0.40
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$713.8	$551.6
Marketable securities	46.8	48.3
Trade accounts receivable—net of allowance of $3.7 million and $3.4 million, respectively	434.9	465.8
Other receivables	31.6	28.9
Current portion of lease receivables—net of allowance of $0.8 million and $0.6 million, respectively	109.5	121.5
Inventories	56.5	71.9
Prepaid expenses and other current assets	125.1	117.7
Total current assets	1,518.2	1,405.7
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,841.2	2,790.1
Land, buildings, and improvements	201.4	199.3
Other property and equipment	165.0	162.7
Total property and equipment	3,207.6	3,152.1
Accumulated depreciation	1,382.1	1,300.5
Net property and equipment	1,825.5	1,851.6
Lease receivables	109.5	109.4
Capitalized software and other noncurrent assets	197.2	165.9
Goodwill	127.3	127.5
Total noncurrent assets	2,259.5	2,254.4
Total Assets	$3,777.7	$3,660.1
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$221.6	$207.7
Accrued salaries, wages, and benefits	66.7	63.8
Claims accruals—current	42.8	42.0
Current maturities of debt and finance lease obligations	30.4	55.5
Dividends payable	11.8	10.8
Other current liabilities	108.9	85.4
Total current liabilities	482.2	465.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	306.4	305.8
Claims accruals—noncurrent	138.0	118.7
Deferred income taxes	451.8	449.0
Other noncurrent liabilities	93.5	85.0
Total noncurrent liabilities	989.7	958.5
Total Liabilities	1,471.9	1,423.7
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,090,677 and 94,837,673 shares issued, and 94,242,695 and 94,088,025 shares outstanding, respectively	—	—
Additional paid-in capital	1,545.4	1,542.7
Retained earnings	760.8	693.6
Accumulated other comprehensive income (loss)	(0.4)	0.1
Total Shareholders' Equity	2,305.8	2,236.4
Total Liabilities and Shareholders' Equity	$3,777.7	$3,660.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$90.3	$71.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142.1	148.3
Goodwill impairment	—	34.6
Losses (gains) on sales of property and equipment—net	3.8	(3.0)
Impairment on assets held for sale	3.9	0.3
Proceeds from lease receipts	35.7	40.1
Deferred income taxes	2.8	(1.9)
Long-term incentive and share-based compensation expense	3.4	6.0
Noncash restructuring—net	(0.8)	—
Other noncash items	(7.0)	1.8
Changes in operating assets and liabilities:
Receivables	34.7	66.2
Other assets	(36.5)	(38.7)
Payables	12.1	(2.5)
Claims reserves and other receivables—net	8.6	3.9
Other liabilities	26.7	(24.5)
Net cash provided by operating activities	319.8	302.0
Investing Activities:
Purchases of transportation equipment	(83.3)	(231.4)
Purchases of other property and equipment	(25.0)	(25.7)
Proceeds from sale of property and equipment	29.6	26.0
Proceeds from sale of off-lease inventory	9.0	10.0
Purchases of lease equipment	(41.7)	(42.9)
Proceeds from marketable securities	10.2	11.0
Purchases of marketable securities	(8.9)	(6.4)
Net cash used in investing activities	(110.1)	(259.4)
Financing Activities:
Payments of debt and finance lease obligations	(25.3)	(3.6)
Payments of deferred consideration related to acquisition	—	(18.7)
Dividends paid	(22.2)	(21.3)
Net cash used in financing activities	(47.5)	(43.6)
Net increase (decrease) in cash and cash equivalents	162.2	(1.0)
Cash and Cash Equivalents:
Beginning of period	551.6	378.7
End of period	$713.8	$377.7
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment and inventory purchases in accounts payable	$20.9	$46.7
Dividends declared but not yet paid	11.8	11.0
Cash Paid During the Period For:
Interest	6.6	7.3
Income taxes—net of refunds	2.6	20.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance—December 31, 2018	$—	$1,544.0	$589.3	$(1.0)	$2,132.3
Net income	—	—	36.9	—	36.9
Other comprehensive income	—	—	—	0.7	0.7
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—March 31, 2019	—	1,544.8	615.5	(0.3)	2,160.0
Net income	—	—	34.5	—	34.5
Other comprehensive income	—	—	—	0.1	0.1
Share-based compensation expense	—	1.6	—	—	1.6
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(11.0)	—	(11.0)
Share issuances	—	0.2	—	—	0.2
Balance—June 30, 2019	$—	$1,546.6	$639.0	$(0.2)	$2,185.4

Balance—December 31, 2019	$—	$1,542.7	$693.6	$0.1	$2,236.4
Net income	—	—	43.8	—	43.8
Other comprehensive loss	—	—	—	(1.1)	(1.1)
Share-based compensation expense	—	1.9	—	—	1.9
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.7)	—	(11.7)
Share issuances	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—March 31, 2020	—	1,543.8	725.7	(1.0)	2,268.5
Net income	—	—	46.5	—	46.5
Other comprehensive income	—	—	—	0.6	0.6
Share-based compensation expense	—	1.1	—	—	1.1
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.4)	—	(11.4)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.4	—	—	0.4
Balance—June 30, 2020	$—	$1,545.4	$760.8	$(0.4)	$2,305.8
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

COVID-19

With the uncertainties of COVID-19, the Company continues to monitor the impact of the pandemic on all aspects of its business, including the impact to its customers, associates, owner-operators, and business partners. The Company's operational and financial performance was negatively impacted by a reduction in volumes across our Truckload and Intermodal segments beginning in April 2020, however there was improvement as the second quarter progressed. A number of cost reduction initiatives implemented by the Company helped lessen the impact of reduced volumes, however those initiatives were unable to fully offset the loss of revenue. Due to our limited visibility into freight demand in the months to come, we are unable to predict the impact COVID-19 will have on our future financial position and operating results due to ongoing uncertainties.

Accounting Standards Issued but Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which reduces complexity in accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for us as of January 1, 2021 with early adoption permitted. We do not believe the adoption of this ASU will have a material impact on our consolidated financial statements and related disclosures and plan to adopt as of January 1, 2021.

Accounting Standards Recently Adopted

We adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was effective as of March 12, 2020 through December 31, 2022, when the reference rate replacement activity is expected to be complete. This guidance offers optional expedients and exceptions for applying GAAP to transactions, including contract modifications, hedging relationships, and the sale or transfer of debt securities classified as held-to-maturity affected by reference rate reform, if certain criteria are met. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

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

We adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is codified in ASC 326, as of January 1, 2020. The guidance replaced the incurred loss model with a methodology that reflects expected credit losses over the life of the financial assets held at the reporting date based on historical experience, as well as considerations of current conditions and reasonable and supportable forecasts. This new model for estimating our expected credit losses was implemented for our trade accounts receivable (Note 2, Trade Accounts Receivable and Allowance), net investment in leases (Note 3, Leases), and available-for-sale debt securities (Note 6, Investments) and did not result in a material impact to our consolidated financial statements or disclosures upon adoption.

2. TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE

Our trade accounts receivable is recorded net of an allowance for doubtful accounts and revenue adjustments. The allowance is based on an aging analysis using historical experience, as well as any known and expected trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed at least quarterly, and reserves for receivables not expected to be collected are established. In circumstances where we are aware of a customer's inability to meet its financial obligations, a specific reserve is recorded to reduce the net receivable to the amount we reasonably expect to collect. Bad debt expense is included in other general expenses in the consolidated statements of comprehensive income.

The following table shows changes to our allowance for doubtful accounts for the three and six months ended June 30, 2020. Excluded from the amounts below is the portion of the allowance recorded for revenue adjustments, as that portion is not credit-related nor due to a customer’s inability to meet its financial obligations.

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2020
Balance at beginning of period	$1.0	$0.9
Charges to expense	0.8	1.1
Write-offs	(0.4)	(0.7)
Recoveries	—	0.1
Balance at end of period	$1.4	$1.4

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

Additional information related to our leases is as follows:

	Six Months Ended June 30,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$17.3	$17.7
Operating cash flows from finance leases	—	0.1
Financing cash flows from finance leases	0.3	1.3

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$21.6	$28.7
Finance leases	0.7	—

As Lessor

We finance various types of transportation-related equipment for independent third parties under lease contracts which are generally for one year to five years and accounted for as sales-type leases with fully guaranteed residual values. Our leases contain an option for the lessee to return, extend, or purchase the equipment at the end of the lease term for the guaranteed contract residual amount. This contract residual amount is estimated to approximate the fair value of the equipment. Lease payments primarily include base rentals and guaranteed residual values.

As of June 30, 2020 and December 31, 2019, the investments in lease receivables were as follows:

(in millions)	June 30, 2020	December 31, 2019
Future minimum payments to be received on leases	$138.4	$135.0
Guaranteed residual lease values	113.6	126.6
Total minimum lease payments to be received	252.0	261.6
Unearned income	(33.0)	(30.7)
Net investment in leases	219.0	230.9

Current maturities of lease receivables	110.3	122.1
Allowance for doubtful accounts	(0.8)	(0.6)
Current portion of lease receivables—net of allowance	109.5	121.5

Lease receivables—noncurrent	$109.5	$109.4

Before entering into a lease contract, we assess the credit quality of the potential lessee through the use of credit checks and other relevant factors, ensuring that their inherent credit risk is consistent with our existing lease portfolio. We monitor the credit quality of our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including running subsequent credit checks as needed. The following table presents our net investment in leases, which includes both current and future lease payments, as of June 30, 2020 by amounts past due, our primary ongoing credit quality indicator, and lease origination year.

	Net Investment in Leases by Lease Origination Year (in millions)
Amounts Past Due (in ones)	2020	2019	2018	2017	2016	Prior	Total
Greater than $3,000	$4.5	$4.6	$1.6	$2.3	$0.1	$0.1	$13.2
Between $2,999 and $1,500	6.9	4.0	1.9	0.1	0.2	—	13.1
Less than $1,499	11.1	10.9	5.9	1.7	0.5	—	30.1
Total	$22.5	$19.5	$9.4	$4.1	$0.8	$0.1	$56.4

Lease payments are generally due on a weekly basis and are classified as past due when payment is not received by the due date. The following table presents an aging analysis of lease payments owed to us and classified as past due as of June 30, 2020.

(in millions)	June 30, 2020
1-29 days	$1.7
30-59 days	0.6
60-89 days	0.4
90 days or greater	0.4
Total past due	$3.1

Our lease receivables are recorded net of an allowance for doubtful accounts based on an aging analysis to reserve amounts expected to be uncollectible. The terms of the lease agreements generally give us the ability to take possession of the underlying asset in the event of default. We may incur credit losses in excess of recorded allowances if the full amount of anticipated proceeds from the sale or re-lease of the asset supporting the third party’s financial obligation, which can be impacted by economic conditions, is not realized.

Accrued interest on leases is included within lease receivables on the consolidated balance sheets and was not material as of June 30, 2020 and December 31, 2019. Leases are generally placed on nonaccrual status (nonaccrual of interest and other fees) when a payment becomes 90 days past due or upon notification of bankruptcy, death, or other instances management concludes collectability is not reasonably assured. The accrual of interest and other fees resumes when all payments are less than 60 days past due. At both June 30, 2020 and December 31, 2019, our net investment in leases on nonaccrual status were not material.

The table below provides additional information on our sales-type leases.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenue	$44.7	$52.7	$99.4	$108.9
Cost of goods sold	(40.8)	(47.3)	(89.7)	(97.2)
Operating profit	$3.9	$5.4	$9.7	$11.7

Interest income on lease receivable	$6.7	$6.8	$13.2	$13.4

4. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2020	2019	2020	2019
Transportation	$951.1	$1,126.6	$1,979.4	$2,203.9
Logistics management	29.8	29.7	60.9	87.8
Other	51.9	56.4	111.6	115.1
Total operating revenues	$1,032.8	$1,212.7	$2,151.9	$2,406.8

Quantitative Disclosures

The following table provides information for transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and pertain to contracts with terms greater than one year as of date shown.

Remaining Performance Obligations (in millions)	June 30, 2020
Expected to be recognized within one year
Transportation	$1.3
Logistics management	11.9
Expected to be recognized after one year
Transportation	0.3
Logistics management	14.6
Total	$28.1

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

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	June 30, 2020	December 31, 2019
Other current assets - Contract assets	$22.2	$17.6
Other current liabilities - Contract liabilities	—	—

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	June 30, 2020	December 31, 2019
Marketable securities (1)	2	$46.8	$48.3
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

The fair value of the Company's debt was $345.3 million and $368.5 million as of June 30, 2020 and December 31, 2019, respectively. The carrying value of the Company's debt was $335.0 million and $360.0 million as of June 30, 2020 and December 31, 2019, respectively. The fair value of our debt was calculated using a fixed-rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded value of cash, trade accounts receivable, lease receivables, and trade accounts payable approximates fair value.

Our ownership interest in PSI discussed in Note 6, Investments, does not have a readily determinable fair value and is accounted for using the measurement alternative in ASC 321-10-35-2.

6. INVESTMENTS

Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or our liquidity needs may cause us to sell certain securities in advance of their maturity date.

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

When adopting this standard, we elected to continue to present the accrued interest receivable balance associated with our investments in marketable securities separate from the marketable securities line in the consolidated balance sheets. As of June 30, 2020, accrued interest receivable associated with our investments in marketable securities was not material and is included within other receivables on the consolidated balance sheets. We have elected the practical expedient provided under the guidance to exclude the applicable accrued interest from the amortized cost basis disclosure of our marketable securities. We have also elected not to measure an allowance for credit losses on our accrued interest receivable and to write off accrued interest receivable by reversing interest income when it is not considered collectible.

The following table presents the maturities and values of our marketable securities as of the dates shown.

	June 30, 2020			December 31, 2019
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	9 to 76	$12.7	$12.8	$16.5	$17.0
Asset-backed securities	7	—	—	0.1	0.1
Corporate debt securities	13 to 64	17.3	18.1	15.1	15.4
State and municipal bonds	1 to 69	11.5	11.9	11.6	11.8
Other U.S. and non-U.S. government bonds	1 to 51	4.0	4.0	4.0	4.0
Total marketable securities		$45.5	$46.8	$47.3	$48.3

Gross realized gains and losses and net unrealized gains and losses, net of tax, on marketable securities were not material for the three and six months ended June 30, 2020 and 2019. Additionally, we did not have an allowance for credit losses on our marketable securities as of June 30, 2020 or any other-than-temporary impairments as of December 31, 2019, and our total unrealized gains and losses were not material as of June 30, 2020 and December 31, 2019.

Ownership Interest in Platform Science, Inc.

In 2018, the Company made a strategic decision to invest in PSI and acquired an ownership interest in exchange for granting them a non-exclusive license to our proprietary telematics mobile software that was developed to enable enhanced driver productivity and ensure regulatory compliance. Our ownership interest is being accounted for under ASC 321, Investments - Equity Securities using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheets. During 2020, remeasurement events occurred which required the Company to revalue its interest in PSI. In the three and six months ended June 30, 2020, the Company recognized pre-tax gains of $2.7 million and $8.8 million, respectively, on its investment in PSI, which were recorded within other income on the consolidated statements of comprehensive income. The fair value of our ownership interest as of June 30, 2020 and December 31, 2019 was $12.3 million and $3.5 million, respectively, and our ownership percentage was 12.6% as of June 30, 2020.

Subsequent Event - Investment in Mastery Logistics Systems, Inc.

On July 2, 2020, Schneider entered into a strategic partnership with Mastery Logistics Systems, Inc. ("Mastery"), a transportation technology development company. We paid Mastery $5.0 million for a non-controlling interest and will collaborate with Mastery to develop a Transportation Management System using Mastery's SaaS technology which Schneider has agreed to license. The investment will be accounted for under ASC 321, Investments - Equity Securities.

7. GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by reportable segment during the period ended June 30, 2020.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2019	$103.6	$14.2	$9.7	$127.5
Foreign currency translation loss	—	—	(0.2)	(0.2)
Balance at June 30, 2020	$103.6	$14.2	$9.5	$127.3

At June 30, 2020 and December 31, 2019, we had accumulated goodwill impairment charges of $42.6 million.

8. DEBT AND CREDIT FACILITIES

As of June 30, 2020 and December 31, 2019, debt included the following:

(in millions)	June 30, 2020	December 31, 2019
Unsecured senior notes: principal payable at maturities ranging from 2020 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.54% and 3.42% for 2020 and 2019, respectively.	$335.0	$360.0
Current maturities	(30.0)	(55.0)
Debt issuance costs	(0.3)	(0.4)
Long-term debt	$304.7	$304.6

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment of up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of June 30, 2020 or December 31, 2019. Standby letters of credit under this agreement amounted to $3.9 million and $3.8 million at June 30, 2020 and December 31, 2019, respectively, and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at June 30, 2020 or December 31, 2019. At June 30, 2020 and December 31, 2019, standby letters of credit under this agreement amounted to $70.3 million and were primarily related to the requirements of certain of our insurance obligations.

9. INCOME TAXES

Our effective income tax rate was 25.8% and 24.8% for the three months ended June 30, 2020 and 2019, respectively, and 25.4% and 25.1% for the six months ended June 30, 2020 and 2019, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible items of income and expense.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently taking advantage of the cash deferral programs available for payment of employer social security taxes and federal and state income taxes.

10. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$46.5	$34.5	$90.3	$71.4

Denominator:
Weighted average common shares outstanding	177.2	177.1	177.2	177.1
Effect of dilutive restricted share units	0.2	0.3	0.2	0.3
Weighted average diluted common shares outstanding (1)	177.5	177.4	177.4	177.4

Basic earnings per common share	$0.26	$0.19	$0.51	$0.40
Diluted earnings per common share	0.26	0.19	0.51	0.40
(1)  Weighted average diluted common shares outstanding may not sum due to rounding.

The calculation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019 excluded an immaterial amount of share-based compensation awards that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In July of 2020, our Board of Directors declared a quarterly cash dividend for the third fiscal quarter of 2020 in the amount of $0.065 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 11, 2020 and is expected to be paid on October 8, 2020.

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

Share-based compensation expense was $0.8 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.5 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively. We recognize share-based compensation expense over the awards' vesting period. As of June 30, 2020, we had $17.2 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted-average period of 2.8 years.

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

We record liabilities for claims against the Company based on our best estimate of expected losses. The primary claims arising for the Company through its trucking, intermodal, and logistics operations consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers' compensation, property damage, cargo, and wage and benefit claims. We maintain excess liability insurance with licensed insurance carriers for liability in excess of amounts we self-

insure which serves to largely offset the Company’s liability associated with these claims, with the exception of wage and benefit claims for which we self-insure. We review our accruals periodically to ensure that the aggregate amounts of our accruals are appropriate at any period after consideration of available insurance coverage. Although we expect that our claims accruals will continue to vary based on future developments, assuming that we are able to continue to obtain and maintain excess liability insurance coverage for such claims, we do not anticipate that such accruals will, in any period, materially impact our results of operations.

At June 30, 2020, our firm commitments to purchase transportation equipment totaled $209.5 million.

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

The CODM reviews revenues for each segment exclusive of fuel surcharge revenues. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. Income from operations at the segment level reflects the measure presented to the CODM for each segment.

Separate balance sheets are not prepared by segment, and, as a result, assets are not separately identifiable by segment. All transactions between reportable segments are eliminated in consolidation.

Substantially all of our revenues and assets were generated or located within the U.S.

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which includes revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $22.5 million and $22.4 million for the three months ended June 30, 2020 and 2019, respectively, and $47.2 million and $46.0 million for the six months ended June 30, 2020 and 2019, respectively.

Revenues by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Truckload	$451.1	$534.9	$920.5	$1,066.7
Intermodal	219.0	259.8	457.0	497.4
Logistics	230.9	227.0	470.5	470.9
Other	89.8	95.8	189.2	195.7
Fuel surcharge	68.7	124.2	171.7	236.0
Inter-segment eliminations	(26.7)	(29.0)	(57.0)	(59.9)
Operating revenues	$1,032.8	$1,212.7	$2,151.9	$2,406.8

Income (Loss) from Operations by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Truckload	$40.5	$7.9	$77.1	$31.1
Intermodal	11.0	30.5	27.3	50.4
Logistics	8.2	9.2	12.4	19.5
Other	3.7	1.6	1.5	(0.3)
Income from operations	$63.4	$49.2	$118.3	$100.7

Depreciation and Amortization Expense by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Truckload	$52.5	$54.9	$103.5	$108.3
Intermodal	11.7	11.0	22.5	21.9
Logistics	—	0.2	—	0.3
Other	8.1	8.8	16.1	17.8
Depreciation and amortization expense	$72.3	$74.9	$142.1	$148.3

14. RESTRUCTURING

On July 29, 2019, the Company’s Board of Directors approved a structured shutdown of its FTFM service offering within its Truckload reportable segment which was substantially complete as of August 31, 2019. The restructuring activity was recorded within our Truckload reportable segment. Pre-tax losses of our FTFM service offering were $13.1 million for the three months ended June 30, 2019 and $25.2 million for the six months ended June 30, 2019.

The activity associated with the shutdown is presented separately on the consolidated statements of comprehensive income within restructuring—net and is summarized below on a cumulative basis since July 29, 2019. Restructuring activity for the three and six months ended June 30, 2020 was not material.

(in millions)	Cumulative
Impairment charges and losses on asset disposals—net	$45.3
Receivable write-downs—net	3.1
Other costs	14.3
Total restructuring—net	$62.7

As of June 30, 2020 and December 31, 2019, FTFM restructuring liabilities were classified as current liabilities on the consolidated balance sheets as follows:

(in millions)	Restructuring Liabilities
Balance at December 31, 2018	$—
Restructuring—net	13.7
Cash payments	(8.6)
Balance at December 31, 2019	5.1
Restructuring—net	0.6
Cash payments	(1.2)
Balance at June 30, 2020	$4.5

The required criteria, as defined by ASC 360, Property, Plant and Equipment, was satisfied as part of the shutdown of our FTFM service offering for reclassification of related transportation equipment into assets held for sale. As of June 30, 2020 and December 31, 2019, assets held for sale, net of impairment, within our Truckload segment were $40.2 million and $63.5 million, respectively, of which $23.0 million and $33.4 million related to the shutdown of our FTFM service offering, respectively. Assets held for sale, net of impairment, are included in prepaid expenses and other current assets in the consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2019.

INTRODUCTION

Recent Events

COVID-19 Pandemic

COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the U.S. The extent the impact of COVID-19 will have on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the efforts of governments at the national, state, and local levels to combat the outbreak, and the impact of the pandemic and these governmental actions on our customers, which are uncertain and cannot be fully predicted at this time.

The Company’s operational and financial performance was impacted by a decrease in demand during the second quarter of 2020 resulting in part from imposed stay-at-home orders and the related closure of certain customers as a result of COVID-19. The impact was primarily within our truckload and intermodal operations during the month of April, however sequential volume improvements were experienced during the second quarter. Many drivers were redeployed to areas within our portfolio where there was need, but we saw an overall reduction in revenues in the second quarter. We currently estimate the largest impacts of COVID-19 on our business have been incurred to date and that we will experience continued improvement in the third and fourth quarters; however, we are unable to predict with any certainty the impact that COVID-19 may continue to have on our operational and financial performance.

We have implemented cost reduction efforts to help mitigate the impact reduced revenues have had, and may continue to have, on our full-year 2020 income from operations; however, these reductions have not, and are not expected to, fully offset the decline in revenues. We are reducing expenses through decreased discretionary spending including travel and entertainment, hiring and headcount, and various other expenses. While we are working diligently to manage costs throughout the organization, we have incurred additional expenses related to the safe onboarding of company drivers, the purchase of personal protective equipment, emergency sick leave benefits, and additional cleaning services. We anticipate these additional costs will continue to be incurred as the year progresses in order to ensure the safety of our associates, owner-operators, and customers.

We continue to actively monitor the situation and take further actions that alter our business operations as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and shareholders. In this time of uncertainty resulting from COVID-19, we are continuing to serve our customers while taking precautions to provide a safe work environment for our associates, owner-operators, and customers.

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

Our truckload services include standard long-haul and regional shipping services primarily using dry van, bulk, temperature-controlled, and flat-bed equipment, as well as customized solutions for high-value and time-sensitive loads to offer vast coverage through North America, including Mexico and Canada. These services are executed through either dedicated or network contracts. FTFM residential and retail store delivery services were provided into the third quarter of 2019, when that service offering was shut down.

Our intermodal service consists of door-to-door container on flat car (“COFC”) service by a combination of rail and over-the-road transportation, in association with our rail carrier partners. Our intermodal service uses company-owned containers, chassis, and trucks with primarily company dray drivers, augmented by third-party dray capacity to offer vast coverage throughout North America, including cross border.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2020	2019	2020	2019
Operating revenues	$1,032.8	$1,212.7	$2,151.9	$2,406.8
Revenues (excluding fuel surcharge) (1)	964.1	1,088.5	1,980.2	2,170.8
Income from operations	63.4	49.2	118.3	100.7
Adjusted income from operations (2)	63.6	83.8	117.3	135.3
Operating ratio	93.9%	95.9%	94.5%	95.8%
Adjusted operating ratio (3)	93.4%	92.3%	94.1%	93.8%
Net income	$46.5	$34.5	$90.3	$71.4
Adjusted net income (4)	46.7	60.3	89.6	97.2
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

Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Operating revenues	$1,032.8	$1,212.7	$2,151.9	$2,406.8
Less: Fuel surcharge revenues	68.7	124.2	171.7	236.0
Revenues (excluding fuel surcharge)	$964.1	$1,088.5	$1,980.2	$2,170.8

Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Income from operations	$63.4	$49.2	$118.3	$100.7
Goodwill impairment (1)	—	34.6	—	34.6
Restructuring—net (2)	0.2	—	(1.0)	—
Adjusted income from operations	$63.6	$83.8	$117.3	$135.3
(1)A triggering event occurred during the second quarter of 2019, as results from our FTFM reporting unit were considerably less than projected, resulting in full impairment of FTFM's goodwill.
(2)Activity associated with the shutdown of the FTFM service offering. Refer to Note 14, Restructuring, for additional details.

Adjusted operating ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2020	2019	2020	2019
Total operating expenses	$969.4	$1,163.5	$2,033.6	$2,306.1
Divide by: Operating revenues	1,032.8	1,212.7	2,151.9	2,406.8
Operating ratio	93.9%	95.9%	94.5%	95.8%

Total operating expenses	$969.4	$1,163.5	$2,033.6	$2,306.1
Adjusted for:
Fuel surcharge revenues	(68.7)	(124.2)	(171.7)	(236.0)
Goodwill impairment	—	(34.6)	—	(34.6)
Restructuring—net	(0.2)	—	1.0	—
Adjusted total operating expenses	$900.5	$1,004.7	$1,862.9	$2,035.5

Operating revenues	$1,032.8	$1,212.7	$2,151.9	$2,406.8
Less: Fuel surcharge revenues	68.7	124.2	171.7	236.0
Revenues (excluding fuel surcharge)	$964.1	$1,088.5	$1,980.2	$2,170.8

Adjusted operating ratio	93.4%	92.3%	94.1%	93.8%

Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$46.5	$34.5	$90.3	$71.4
Goodwill impairment	—	34.6	—	34.6
Restructuring—net	0.2	—	(1.0)	—
Income tax effect of non-GAAP adjustments (1)	—	(8.8)	0.3	(8.8)
Adjusted net income	$46.7	$60.3	$89.6	$97.2
(1)  Our estimated tax rate on non-GAAP items is determined annually using the applicable consolidated federal and state effective tax rate, modified to remove the impact of tax credits and adjustments that are not applicable to the specific items. Due to differences in the tax treatment of items excluded from non-GAAP income, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP items may differ from our GAAP tax rate and from our actual tax liabilities.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Enterprise Results Summary

Enterprise net income increased $12.0 million, approximately 35%, in the second quarter of 2020 compared to the same quarter in 2019, primarily due to the $34.6 million FTFM goodwill impairment recorded in 2019; the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the second quarter of 2019 was $13.1 million; and a $2.7 million gain on our ownership interest in PSI. This was partially offset by a decline in Intermodal and Truckload freight volumes, primarily a result of COVID-19 market disruptions; a reduction in price across all of our service offerings; and an increase in income taxes related to higher taxable income.

Adjusted net income decreased $13.6 million, approximately 23%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues decreased $179.9 million, approximately 15%, in the second quarter of 2020 compared to the same quarter in 2019.

Factors contributing to the decrease were as follows:
•an $83.8 million decrease in Truckload segment revenues (excluding fuel surcharge) resulting from the shutdown of our FTFM service offering in August 2019 which generated $31.8 million of revenues in the second quarter of 2019, as well as an overall decrease in Truckload volume and price largely attributed to the impact of COVID-19;
•a $55.5 million decrease in fuel surcharge revenues primarily resulting from a 22% decline in average diesel price per gallon in the U.S. as reported by the Department of Energy, a decline in Intermodal and Truckload volumes, and a $5.5 million reduction related to the FTFM shutdown; and
•a $40.8 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to a decrease in both volume and price resulting primarily from COVID-19 induced network disruptions, shorter length of haul, and freight mix.

Enterprise revenues (excluding fuel surcharge) decreased $124.4 million, approximately 11%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $14.2 million, approximately 29%, in the second quarter of 2020 compared to the same quarter in 2019 primarily due to the $34.6 million FTFM goodwill impairment recorded in 2019 and the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the second quarter of 2019 was $13.1 million. A decrease in fuel costs, continued cost savings attributable to a reduction in headcount, lower healthcare costs, and favorable driver onboarding expenses also contributed to the increase in income from operations. Those increases were partially offset by a reduction in Intermodal and Truckload freight volumes primarily due to COVID-19 market disruptions, lower price across all of our service offerings, incremental costs associated with facility deep cleaning, personal protective equipment purchases, and other proactive measures taken as a result of COVID-19, and $2.8 million from the combination of equipment dispositions and impairments due to used equipment market conditions.

Adjusted income from operations decreased $20.2 million, approximately 24%.

Enterprise operating ratio improved on a GAAP basis but weakened on an adjusted basis. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $66.7 million, or 13%, quarter over quarter, primarily due to a decrease in Intermodal and Truckload volumes, reduced owner-operator pay and third party carrier costs within Truckload resulting from business mix and rate compression due to market conditions, as well as an $11.6 million reduction in purchased transportation costs attributable to the FTFM shutdown.
•Salaries, wages, and benefits decreased $38.5 million, or 13%, quarter over quarter, largely due to the benefit associated with the FTFM shutdown, as FTFM's salaries, wages, and benefits were $16.3 million in the second quarter of 2019, and headcount reductions across the organization. A $7.0 million reduction in healthcare costs primarily resulting from favorable claims experience and fewer plan participants also contributed to the decrease.
•Fuel and fuel taxes for company trucks decreased $34.1 million, or 45%, quarter over quarter, driven by a decrease in cost per gallon, less company driver miles within our Truckload segment, and a $4.3 million reduction in fuel and fuel taxes attributable to the FTFM shutdown. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization decreased $2.6 million, or 3%, quarter over quarter, primarily related to the FTFM shutdown.
•Operating supplies and expenses decreased $15.0 million, or 11%, quarter over quarter, driven by a $6.6 million decline in cost of goods sold due to fewer equipment sales under sales-type leases by our leasing business and a $4.3 million reduction in facility, utility, and other costs resulting from temporary facility closures associated with COVID-19 and other cost savings initiatives. We experienced a reduction in a variety of other operating-related expenses, including facility rents related to the FTFM shutdown and software subscription costs, that were individually immaterial. These decreases were partially offset by incremental cleaning and equipment costs related to COVID-19, along with a $1.6 million increase in impairment on assets held for sale and a $1.2 million change in equipment dispositions resulting from used equipment market conditions in 2020. In the second quarter of 2020, we recorded $1.0 million of net equipment losses compared to $0.2 million of net equipment gains in the second quarter of 2019.
•Insurance and related expenses increased $2.9 million, or 11%, quarter over quarter, primarily due to an increase in insurance premiums, partially offset by a reduction in cargo and collision costs.
•Other general expenses decreased $5.7 million, or 20%, quarter over quarter, primarily due to a reduction in travel expenses resulting from Company enforced travel bans related to COVID-19 and a decrease in driver recruiting and training costs due to lower company driver turnover and cost savings initiatives. Additional costs were incurred in the driver recruiting and training space to safely onboard new drivers during COVID-19; however, these costs were more than offset by savings from lower company driver turnover and fewer hires. We expect our travel expenses to continue to be incurred at a reduced level for the remainder of 2020 as a result of COVID-19.
•Goodwill impairment charges decreased $34.6 million, quarter over quarter, due to the FTFM goodwill impairment charge of $34.6 million in the second quarter of 2019.
•Restructuring—net was $0.2 million unfavorable quarter over quarter, due primarily to net losses on equipment sales. Refer to Note 14, Restructuring, for additional details.

Total Other Expenses (Income)

Other expense decreased $2.6 million, approximately 79%, in the second quarter of 2020 compared to the same quarter in 2019 due primarily to the recognition of a $2.7 million pre-tax gain on our ownership interest in PSI and a $2.1 million decrease in interest expense. See Note 6, Investments, for more information on PSI. These items were partially offset by a $1.9 million decrease in interest income as interest rates have declined quarter over quarter.

Income Tax Expense

Our provision for income taxes increased $4.8 million, approximately 42%, in the second quarter of 2020 compared to the same quarter in 2019 due to higher taxable income. The effective income tax rate was 25.8% for the three months ended June 30, 2020 compared to 24.8% for the same quarter last year.

Revenues and Income from Operations by Segment

The following tables summarize revenue and income from operations by segment:

	Three Months Ended June 30,
Revenues by Segment (in millions)	2020	2019
Truckload	$451.1	$534.9
Intermodal	219.0	259.8
Logistics	230.9	227.0
Other	89.8	95.8
Fuel surcharge	68.7	124.2
Inter-segment eliminations	(26.7)	(29.0)
Operating revenues	$1,032.8	$1,212.7

	Three Months Ended June 30,
Income from Operations by Segment (in millions)	2020	2019
Truckload	$40.5	$7.9
Intermodal	11.0	30.5
Logistics	8.2	9.2
Other	3.7	1.6
Income from operations	63.4	49.2
Adjustments:
Goodwill impairment	—	34.6
Restructuring—net	0.2	—
Adjusted income from operations	$63.6	$83.8

We monitor and analyze a number of KPIs in order to manage our business and evaluate our financial and operating performance. Below are our KPIs by segment.

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Prior to 2020, we reported KPIs within our Truckload segment by quadrant. Going forward, KPIs will be reported for our dedicated and network operations only. This presentation change does not impact KPIs at the segment level. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments, formerly called for-hire.

	Three Months Ended June 30,
	2020	2019
Dedicated
Revenues (excluding fuel surcharge) (1)	$172.2	$177.7
Average trucks (2) (3)	3,891	3,991
Revenue per truck per week (4)	$3,448	$3,467
Network
Revenues (excluding fuel surcharge) (1)	$279.3	$357.3
Average trucks (2) (3)	6,350	7,615
Revenue per truck per week (4)	$3,426	$3,654
Total Truckload
Revenues (excluding fuel surcharge) (5)	$451.1	$534.9
Average trucks (2) (3)	10,241	11,606
Revenue per truck per week (4)	$3,434	$3,590
Average company trucks (3)	7,366	8,728
Average owner-operator trucks (3)	2,875	2,878
Trailers	36,141	37,409
Operating ratio (6)	91.0%	98.5%
(1)Revenues (excluding fuel surcharge), in millions, exclude revenue in transit.
(2)Includes company trucks and owner-operator trucks.
(3)Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.
(4)Calculated excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.
(5)Revenues (excluding fuel surcharge), in millions, include revenue in transit at the operating segment level, and therefore does not sum with amounts presented above.
(6)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Truckload revenues (excluding fuel surcharge) decreased $83.8 million, approximately 16%, in the second quarter of 2020 compared to the same quarter in 2019 primarily a result of the shutdown of our FTFM service offering in August 2019 which generated $31.8 million of revenues in the second quarter of 2019, as well as a decline in both volume and price in the remaining dedicated and network business. The decline in volume of 7% compared to the second quarter of 2019 was driven by degradation in market conditions at the beginning of the quarter as non-essential retail customers shut down but improved as the quarter progressed. A softer freight market compared to the second quarter of 2019 drove a decline in price of 3% which also was the main contributor of the $156, or 4%, decrease in revenue per truck per week quarter over quarter.

Truckload income from operations increased $32.6 million in the second quarter of 2020 compared to the same quarter in 2019, due mainly to the $34.6 million FTFM goodwill impairment recorded in 2019 and the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the second quarter of 2019 was $13.1 million. While revenue decreased period over period as cited above, the decrease was more than offset by lower fuel and purchased transportation costs, in addition to improved cost management related to driver recruiting and maintenance.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

In support of a few key customers, we provide dray-only service utilizing our drivers and chassis. The length of haul and revenue characteristics of dray-only service are much different than rail. Prior to 2020, we reported orders and revenue per order inclusive of dray-only activity. Due to increased dray-only activity, orders and revenue per order presented below for both 2020 and 2019 exclude dray-only shipments to not distort period over period comparisons in our core-rail KPIs.

	Three Months Ended June 30,
	2020	2019
Orders (1)	98,362	113,007
Containers	21,172	22,788
Trucks (2)	1,508	1,539
Revenue per order (3)	$2,145	$2,288
Operating ratio (4)	95.0%	88.2%
(1)Based on delivered rail orders.
(2)Includes company trucks and owner-operator trucks at the end of the period.
(3)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(4)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) decreased $40.8 million, approximately 16%, in the second quarter of 2020 compared to the same quarter in 2019. Network demand disruption, due to weakened Asia import volumes, combined with the prolonged shutdown of non-essential retail customers impacted both orders and revenue per order within our Intermodal segment. Orders decreased 13% while revenue per order decreased $143, or 6%, due to lower trans-continental volume and higher mix of shorter length of haul volumes within the East, as well as a decline in price.

Intermodal income from operations decreased $19.5 million, approximately 64%, in the second quarter of 2020 compared to the same quarter in 2019. Contributing to this decrease was the revenue reduction, as explained above, as well as increased rail costs and higher equipment dispositions and impairments due to used equipment market conditions.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended June 30,
	2020	2019
Operating ratio (1)	96.4%	96.0%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $3.9 million, approximately 2%, in the second quarter of 2020 compared to the same quarter in 2019, primarily as a result of volume growth, partially offset by a decrease in revenue per order related to rate compression.

Logistics income from operations decreased $1.0 million, approximately 11%, in the second quarter of 2020 compared to the same quarter in 2019, primarily due to compressed net revenue.

Other

Income from operations within Other was $3.7 million in the second quarter of 2020, compared to income of $1.6 million in the same quarter in 2019. The $2.1 million increase resulted primarily from a $2.3 million reduction in healthcare costs, partially offset by a decrease in income from operations from our leasing business driven by lower lease activity.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Enterprise Results Summary

Enterprise net income increased $18.9 million, approximately 26%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the $34.6 million FTFM goodwill impairment recorded in 2019; the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the first half of 2019 was $25.2 million; and an $8.8 million gain on our ownership interest in PSI. This was partially offset by a decline in Intermodal and Truckload freight volumes, primarily a result of COVID-19 market disruptions; a reduction in price across all of our service offerings; $10.4 million related to equipment dispositions and impairments due to used equipment market conditions; and an increase in income taxes related to higher taxable income. In the first half of 2020, we recognized $7.7 million of net equipment losses and impairment charges compared to $2.7 million of net equipment gains and impairment charges in the first half of 2019.

Adjusted net income decreased $7.6 million, approximately 8%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues decreased $254.9 million, approximately 11%, in the six months ended June 30, 2020 compared to the same period in 2019.

Factors contributing to the decrease were as follows:
•a $146.2 million decrease in Truckload segment revenues (excluding fuel surcharge) resulting from the shutdown of our FTFM service offering in August 2019 which generated $63.4 million of revenues in the first half of 2019, as well as a decrease in both Truckload volume and price largely attributed to the impact of COVID-19 on market conditions;
•a $64.3 million decrease in fuel surcharge revenues primarily resulting from a 13% decline in average diesel price per gallon in the U.S. as reported by the Department of Energy, a decline in Intermodal and Truckload volumes, and a $10.5 million reduction related to the FTFM shutdown; and
•a $40.4 million decrease in Intermodal segment revenues (excluding fuel surcharge) primarily due to a decrease in both volume and price resulting primarily from COVID-19 induced network disruptions, shorter length of haul, and freight mix.

Enterprise revenues (excluding fuel surcharge) decreased $190.6 million, approximately 9%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $17.6 million, approximately 17%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the $34.6 million FTFM goodwill impairment recorded in 2019 and the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the first half of 2019 was $25.2 million. A decrease in fuel costs and continued cost savings attributable to a reduction in headcount, lower healthcare costs, and favorable driver onboarding and maintenance expenses also contributed to the increase in income from operations. Those increases were partially offset by a reduction in Intermodal and Truckload freight volumes primarily due to COVID-19 market disruptions, lower price across all of our service offerings, $10.4 million from the combination of equipment dispositions and impairments due to used equipment market conditions, and incremental costs associated with facility deep cleaning, personal protective equipment purchases, and other proactive measures taken as a result of COVID-19.

Adjusted income from operations decreased $18.0 million, approximately 13%.

Enterprise operating ratio improved on a GAAP basis but weakened on an adjusted basis. Our operating ratio can be negatively impacted when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $60.4 million, or 6%, period over period, primarily due to a decrease in Intermodal and Truckload volumes, reduced owner-operator pay and third party carrier costs within Truckload resulting from business mix and rate compression due to market conditions, and a $19.4 million reduction in purchased transportation costs related to the FTFM shutdown. This was partially offset by an increase in third party carrier costs within our Logistics segment due to volume growth.
•Salaries, wages, and benefits decreased $87.1 million, or 15%, period over period, largely due to the benefit associated with the FTFM shutdown and warehouse management operations insourced by an import/export customer in April 2019, as well as headcount reductions across the organization. An $8.3 million reduction in healthcare costs primarily due to favorable claims experience and fewer plan participants, as well as a decrease in workers' compensation expense of $2.8 million, also contributed to the decrease.
•Fuel and fuel taxes for company trucks decreased $48.0 million, or 32%, period over period, driven by a decrease in cost per gallon, less company driver miles within our Truckload segment, and an $8.8 million reduction in fuel and fuel taxes attributable to the FTFM shutdown. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization decreased $6.2 million, or 4%, period over period, driven by the FTFM shutdown.
•Operating supplies and expenses decreased $28.1 million, or 10%, period over period, driven by a $7.7 million decrease in facility, utility, and other costs primarily due to temporary facility closures associated with COVID-19 and other cost savings initiatives, a $6.5 million reduction in temporary worker pay due to insourcing by one of our import/export customers, a $6.2 million decline in cost of goods sold due to a decrease in equipment sales under sales-type leases by our leasing business, and lower maintenance and parts spend attributable to milder weather conditions, fewer company driver miles, and better cost management. We experienced a reduction in a variety of other operating-related expenses, including equipment rentals, facility expenses, and operating taxes and licenses, that were individually immaterial. These decreases were partially offset by a $6.8 million change in equipment dispositions and a $3.6 million increase in impairment on assets held for sale due to used equipment market conditions. In the first half of 2020, we recorded $3.8 million of net equipment losses compared to $3.0 million of net equipment gains in the first half of 2019.
•Insurance and related expenses increased $3.9 million, or 7%, period over period. The increase was predominately due to an increase in insurance premiums, partially offset by a reduction in cargo and collision losses.
•Other general expenses decreased $11.0 million, or 17%, period over period, as a result of reduced driver recruiting and training costs due to lower company driver turnover and cost savings initiatives, as well as a reduction in travel expenses resulting from Company enforced travel bans related to COVID-19. Additional costs were incurred in the driver recruiting and training space to safely onboard new drivers during COVID-19; however, these costs were more than offset by savings from lower company driver turnover and fewer hires. We expect our travel expenses to continue to be incurred at a reduced level for the remainder of 2020 as a result of COVID-19.
•Goodwill impairment charges decreased $34.6 million, period over period, due to the FTFM goodwill impairment charge of $34.6 million in the second quarter of 2019.
•Restructuring—net was $1.0 million favorable, period over period, due to net gains on equipment sales and bad debt recoveries, partially offset by impairment charges associated with the FTFM shutdown in 2019. Refer to Note 14, Restructuring, for additional details.

Total Other Expenses (Income)

Other income increased $8.1 million, approximately 150%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily from a $8.8 million pre-tax gain recognized on our ownership interest in PSI. See Note 6, Investments, for more information on PSI. Interest activity remained fairly constant period over period as a $2.3 million decrease in interest income, attributed to a decline in interest rates, was partially offset by a $2.2 million decrease in interest expense.

Income Tax Expense

Our provision for income taxes increased $6.8 million, approximately 28%, in the six months ended June 30, 2020 compared to the same period in 2019 due to higher taxable income. The effective income tax rate was 25.4% for the six months ended June 30, 2020 compared to 25.1% for the same period last year.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenue and income (loss) from operations by segment.

	Six Months Ended June 30,
Revenues by Segment (in millions)	2020	2019
Truckload	$920.5	$1,066.7
Intermodal	457.0	497.4
Logistics	470.5	470.9
Other	189.2	195.7
Fuel surcharge	171.7	236.0
Inter-segment eliminations	(57.0)	(59.9)
Operating revenues	$2,151.9	$2,406.8

	Six Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2020	2019
Truckload	$77.1	$31.1
Intermodal	27.3	50.4
Logistics	12.4	19.5
Other	1.5	(0.3)
Income from operations	118.3	100.7
Adjustments:
Goodwill impairment	—	34.6
Restructuring—net	(1.0)	—
Adjusted income from operations	$117.3	$135.3

We monitor and analyze a number of KPIs in order to manage our business and evaluate our financial and operating performance. Below are our KPIs by segment.

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Prior to 2020, we reported KPIs within our Truckload segment by quadrant. Going forward, KPIs will be reported for our dedicated and network operations only. This presentation change does not impact KPIs at the segment level. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments, formerly called for-hire.

	Six Months Ended June 30,
	2020	2019
Dedicated
Revenues (excluding fuel surcharge) (1)	$348.3	$357.0
Average trucks (2) (3)	3,898	3,960
Revenue per truck per week (4)	$3,475	$3,529
Network
Revenues (excluding fuel surcharge) (1)	$571.1	$708.0
Average trucks (2) (3)	6,325	7,613
Revenue per truck per week (4)	$3,511	$3,641
Total Truckload
Revenues (excluding fuel surcharge) (5)	$920.5	$1,066.7
Average trucks (2) (3)	10,223	11,573
Revenue per truck per week (4)	$3,497	$3,603
Average company trucks (3)	7,339	8,706
Average owner-operator trucks (3)	2,884	2,867
Trailers	36,141	37,409
Operating ratio (6)	91.6%	97.1%
(1)Revenues (excluding fuel surcharge), in millions, exclude revenue in transit.
(2)Includes company trucks and owner-operator trucks.
(3)Calculated based on beginning and end of month counts and represents the average number of trucks available to haul freight over the specified timeframe.
(4)Calculated excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes, using weighted workdays.
(5)Revenues (excluding fuel surcharge), in millions, include revenue in transit at the operating segment level, and therefore does not sum with amounts presented above.
(6)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Truckload revenues (excluding fuel surcharge) decreased $146.2 million, approximately 14%, in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the shutdown of our FTFM service offering in August 2019 which generated $63.4 million of revenues in the first half of 2019. Both volume and price declined 4% from the same period in 2019 as a result of early 2020 soft market conditions being compounded by the shutdown of non-essential businesses in response to COVID-19. Revenue per truck per week decreased $106, or 3%, period over period as lower price was partially offset by productivity improvements.

Truckload income from operations increased $46.0 million, approximately 148%, in the six months ended June 30, 2020 compared to the same period in 2019, due mainly to the $34.6 million FTFM goodwill impairment recorded in 2019 and the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the first half of 2019 was $25.2 million. Also contributing to the increase in income from operations were lower fuel costs and improved cost management related to driver recruiting, maintenance, and safety, which more than offset the revenue decrease noted above.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

In support of a few key customers, we provide dray-only service utilizing our drivers and chassis. The length of haul and revenue characteristics of dray-only service are much different than rail. Prior to 2020, we reported orders and revenue per order inclusive of dray-only activity. Due to an increase in dray-only activity, orders and revenue per order presented below for both 2020 and 2019 exclude dray-only shipments to not distort period over period comparisons in our core-rail KPIs.

	Six Months Ended June 30,
	2020	2019
Orders (1)	204,949	216,283
Containers	21,172	22,788
Trucks (2)	1,508	1,539
Revenue per order (3)	$2,160	$2,280
Operating ratio (4)	94.0%	89.9%
(1)Based on delivered rail orders.
(2)Includes company trucks and owner-operator trucks at the end of the period.
(3)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(4)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) decreased $40.4 million, approximately 8%, in the six months ended June 30, 2020 compared to the same period in 2019. The decrease was driven by a 5% decrease in orders due to network demand disruptions related to COVID-19, partially offset by growth in the East and Mexico. Revenue per order decreased 5% driven primarily by a decline in length of haul.

Intermodal income from operations decreased $23.1 million, approximately 46%, in the six months ended June 30, 2020 compared to the same period in 2019. Revenue declines coupled with increased rail costs and higher equipment dispositions and impairments due to used equipment market conditions, drove the decline in income from operations.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Six Months Ended June 30,
	2020	2019
Operating ratio (1)	97.4%	95.9%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) decreased $0.4 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to compression in rates, which was partially offset by an increase in volume despite one of the Company's import/export customers insourcing their warehouse management function in April 2019.

Logistics income from operations decreased $7.1 million, approximately 36%, in the six months ended June 30, 2020 compared to the same period in 2019. Compressed net revenue in our brokerage business, in addition to the customer insourcing noted above, both contributed to the decline in income from operations.

Other

Included in Other was income from operations of $1.5 million in the six months ended June 30, 2020, compared to a loss of $0.3 million in the same period in 2019. Factors contributing to the change include lower workers' compensation expense and a reduction in performance-based incentive compensation, partially offset by a $2.6 million decrease in income from operations from our leasing business driven by decreased lease activity.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $200.0 million accounts receivable facility, for which our available capacity as of June 30, 2020 was $375.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, or because the COVID-19 crisis lasts longer than anticipated, and/or the revenue declines we expect to experience are more severe than predicted, we anticipate that we will obtain these funds through additional indebtedness, additional equity offerings, or a combination of these potential sources of funds. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$713.8	$551.6
Marketable securities	46.8	48.3
Total cash, cash equivalents, and marketable securities	$760.6	$599.9

Debt:
Senior notes	$335.0	$360.0
Finance leases	2.1	1.7
Total debt (1)	$337.1	$361.7
(1)Debt on the consolidated balance sheets is presented net of deferred financing costs.

Debt

At June 30, 2020, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Six Months Ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$319.8	$302.0
Net cash used in investing activities	(110.1)	(259.4)
Net cash used in financing activities	(47.5)	(43.6)

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Operating Activities

Cash provided by operating activities increased $17.8 million, approximately 6%, in the first six months of 2020 compared to the same period in 2019, driven by the net change in working capital balances, partially offset by an increase in net income adjusted for various noncash charges, deferred income taxes, and proceeds from lease receipts.

Investing Activities

Cash used in investing activities decreased $149.3 million, approximately 58%, in the first six months of 2020 compared to the same period in 2019. The decrease in cash used was primarily driven by a decrease in net capital expenditures.

Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in millions)	2020	2019
Transportation equipment	$83.3	$231.4
Other property and equipment	25.0	25.7
Proceeds from sale of property and equipment	(29.6)	(26.0)
Net capital expenditures	$78.7	$231.1

Net capital expenditures decreased $152.4 million in the first six months of 2020 compared to the same period in 2019. The decrease was driven by a $148.1 million decrease in expenditures for transportation equipment resulting mainly from decreased tractor purchases combined with a $3.6 million increase in proceeds from the sale of property and equipment primarily resulting from increased tractor sales, largely related to units that were part of the 2019 shutdown of the FTFM service offering. See Note 12, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities increased $3.9 million, approximately 9%, in the first six months of 2020 compared to the same period in 2019. The main driver of the increase in cash used was the $25.0 million repayment of a private placement note in 2020, partially offset by the final guaranteed payment associated with the 2016 WSL acquisition in 2019.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

COVID-19

We believe we are in a strong liquidity position with a cash, cash equivalents, and marketable securities balance of $760.6 million and $375.8 million of unused credit capacity. Our outstanding debt as of the end of the quarter was $337.1 million, of which $30.0 million is short-term in nature and will be at maturity in September 2020. We are compliant with all financial covenants under our credit agreements and do not anticipate the need to seek additional capital as a result of COVID-19. As part of our business continuity plan, we are maintaining our planned investments in replacement equipment and accelerating our technology spend but have canceled almost all discretionary and growth capital expenditures for the remainder of the year.

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

We will perform our annual evaluation of goodwill for impairment as of October 31, 2020, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill. See further discussion in Note 7, Goodwill.

Off-Balance Sheet Arrangements

As of June 30, 2020 we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2019 for our contractual obligations as of December 31, 2019. There were no material changes to our contractual obligations during the six months ended June 30, 2020.

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

COVID-19 is adversely affecting, and is expected to continue to adversely affect, our operations, supply chains, and workforce, and we have experienced, and expect to continue to experience, volatility in freight volumes and demand for certain of our service offerings.

COVID-19 has spread rapidly throughout the U.S., prompting state and local governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. COVID-19 has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

There is uncertainty around the duration, breadth, and economic impacts of COVID-19, and, as a result, the ultimate impact on our business, operations, or operating results cannot be reasonably estimated at this time. Government and public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in large groups, the closing of businesses and operations to the extent such businesses or operations are not considered an “essential service”, and shelter-in-place orders or similar measures. Consequently, our customers, suppliers, third-party business partners, and contractors have been and will be disrupted in multiple ways, including worker absenteeism, quarantines and other restrictions on associates’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on demand for the Company’s services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; and the Company’s profitability and cost structure. To the extent COVID-19 adversely affects the Company’s business, results of operations, financial condition, and stock price, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors.”

COVID-19 and the measures taken by the U.S. government, as well as state and local governments, in response to the pandemic have adversely affected and could in the future materially adversely impact the Company’s business, results of operations, financial condition, and stock price. To date, the Company has experienced a decrease in demand in varying degrees across its portfolio of services. The mandated precautions to mitigate the spread of COVID-19 and other related disruptions have had, and may continue to have, an impact on the Company’s freight volumes, adversely affecting our revenues and earnings. We have experienced declines in freight volumes in our Truckload and Intermodal segments and certain of our customers have closed portions of their operations and/or deferred decisions to award freight. Additionally, we have expanded our paid time off policy and are covering the cost of health insurance premiums to help alleviate some of the challenges our associates may be facing as a result of COVID-19. While no one can predict with any certainty the scale or length of disruption from COVID-19, it is possible that our results of operations could be negatively affected by the impact of the virus on global economic, health, or market conditions. The many unknowns regarding the impact of COVID-19 on our results of operations include the impact to the Company’s associates, customers, and suppliers of further governmental, regulatory, fiscal, and public health responses.

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

In response to COVID-19, we have been temporarily allowing a significant portion of our workforce which can work from home to work from home and have provided associates with expanded remote network access options which enable them to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks. The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) has warned that cybercriminals will take advantage of the uncertainty created by COVID-19 and federal and state mandated quarantines to launch attacks which will further disrupt operations. Specifically, our associates working remotely expose the Company to cybersecurity risks in the following ways: (1) unauthorized access to sensitive information as a result of increased remote access, including associates use of company-owned and personal devices and videoconferencing functions and applications to remotely handle, access, discuss, or transmit confidential financial data, (2) increased exposure to phishing and other scams as cybercriminals use the fear and uncertainty surrounding the international COVID-19 outbreak to further manipulate associates through phishing schemes to, among other things, install malicious software on Company systems and equipment and surrender sensitive information, and (3) violation of international, federal, or state-specific privacy laws. We believe that the increased number of associates working remotely as a result of the COVID-19 outbreak has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company does not have a share repurchase program and did not repurchase any equity securities during the three months ended June 30, 2020.

Limitation Upon Payment of Dividends

The 2018 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2018 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL
* Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	July 30, 2020	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)