Form 10-Q
period 2020-09-30
Schneider National, Inc.
filed 2020-10-29
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes  ☐            No ☒
As of October 23, 2020, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,311,653 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus pandemic
FASB	Financial Accounting Standards Board
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
MLSI	Mastery Logistics Systems, Inc.
PSI	Platform Science, Inc.
SaaS	Software as a Service
SEC	United States Securities and Exchange Commission
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•Our ability to successfully manage the demand, supply, and operational challenges and disruptions (including the impact of reduced freight volumes) associated with the ongoing COVID-19 pandemic and the associated responses of federal, state, and local governments and businesses;
•Economic and business risks inherent in the truckload and transportation industry, including competitive pressures pertaining to pricing, capacity, and service;
•Our ability to effectively manage tight truck capacity brought about by driver shortages and successfully execute our yield management strategies;
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
•Our ability to adapt to new technologies and new participants in the truckload and transportation industry; and
•Those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 16, Commitments and Contingencies;” (2) this Quarterly Report on Form 10-Q in (a) Part II, Item 1A. “Risk Factors,” (b) Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies;” and (3) other factors discussed in filings with the SEC by the Company.
The Company undertakes no obligation to publicly release any revision to its forward looking statements to reflect events or circumstances after the date of this Report.

WHERE TO FIND MORE INFORMATION

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that the Company files electronically with the SEC. These documents are also available to the public from commercial document retrieval services and our website at www.investors.schneider.com. Information disclosed or available on our website shall not be deemed incorporated into, or to be a part of, this Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues	$1,135.7	$1,183.9	$3,287.6	$3,590.7
Operating expenses:
Purchased transportation	501.0	511.7	1,417.7	1,488.8
Salaries, wages, and benefits	259.2	257.3	771.4	856.6
Fuel and fuel taxes	49.5	70.6	152.5	221.6
Depreciation and amortization	74.2	74.1	216.3	222.4
Operating supplies and expenses	144.6	139.1	395.7	418.3
Insurance and related expenses	17.4	24.4	74.9	78.0
Other general expenses	26.0	27.3	78.0	90.3
Goodwill impairment charge	—	—	—	34.6
Restructuring—net	0.5	50.4	(0.5)	50.4
Total operating expenses	1,072.4	1,154.9	3,106.0	3,461.0
Income from operations	63.3	29.0	181.6	129.7
Other expenses (income):
Interest income	(0.6)	(2.0)	(2.9)	(6.6)
Interest expense	3.4	3.8	10.5	13.1
Other expenses (income)—net	0.4	0.5	(7.1)	1.2
Total other expenses	3.2	2.3	0.5	7.7
Income before income taxes	60.1	26.7	181.1	122.0
Provision for income taxes	15.6	7.0	46.3	30.9
Net income	44.5	19.7	134.8	91.1
Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.5	(0.3)	(0.2)	(0.2)
Net unrealized gain (loss) on marketable securities—net of tax	(0.1)	—	0.1	0.7
Total other comprehensive income (loss)	0.4	(0.3)	(0.1)	0.5
Comprehensive income	$44.9	$19.4	$134.7	$91.6

Weighted average common shares outstanding	177.3	177.1	177.2	177.1
Basic earnings per share	$0.25	$0.11	$0.76	$0.51

Weighted average diluted shares outstanding	177.7	177.3	177.5	177.3
Diluted earnings per share	$0.25	$0.11	$0.76	$0.51
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$768.5	$551.6
Marketable securities	45.6	48.3
Trade accounts receivable—net of allowance of $3.3 million and $3.4 million, respectively	489.0	465.8
Other receivables	21.8	28.9
Current portion of lease receivables—net of allowance of $0.9 million and $0.6 million, respectively	96.7	121.5
Inventories	57.2	71.9
Prepaid expenses and other current assets	104.2	117.7
Total current assets	1,583.0	1,405.7
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,878.6	2,790.1
Land, buildings, and improvements	201.8	199.3
Other property and equipment	166.5	162.7
Total property and equipment	3,246.9	3,152.1
Less: Accumulated depreciation	1,423.2	1,300.5
Net property and equipment	1,823.7	1,851.6
Lease receivables	118.6	109.4
Capitalized software and other noncurrent assets	200.6	165.9
Goodwill	127.7	127.5
Total noncurrent assets	2,270.6	2,254.4
Total Assets	$3,853.6	$3,660.1
Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$288.3	$207.7
Accrued salaries, wages, and benefits	77.2	63.8
Claims accruals—current	39.0	42.0
Current maturities of debt and finance lease obligations	0.4	55.5
Dividends payable	11.8	10.8
Other current liabilities	99.9	85.4
Total current liabilities	516.6	465.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	306.4	305.8
Claims accruals—noncurrent	142.1	118.7
Deferred income taxes	446.2	449.0
Other noncurrent liabilities	99.8	85.0
Total noncurrent liabilities	994.5	958.5
Total Liabilities	1,511.1	1,423.7
Commitments and Contingencies (Note 12)
Shareholders' Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,157,777 and 94,837,673 shares issued, and 94,309,795 and 94,088,025 shares outstanding, respectively	—	—
Additional paid-in capital	1,548.8	1,542.7
Retained earnings	793.7	693.6
Accumulated other comprehensive income	—	0.1
Total Shareholders' Equity	2,342.5	2,236.4
Total Liabilities and Shareholders' Equity	$3,853.6	$3,660.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$134.8	$91.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	216.3	222.4
Goodwill impairment	—	34.6
Losses (gains) on sales of property and equipment—net	5.4	(2.6)
Impairment on assets held for sale	3.9	11.8
Proceeds from lease receipts	53.2	59.6
Deferred income taxes	(2.8)	(4.3)
Long-term incentive and share-based compensation expense	5.4	3.4
Noncash restructuring—net	(0.6)	43.3
Other noncash items	(6.4)	2.9
Changes in operating assets and liabilities:
Receivables	(17.2)	82.2
Other assets	(32.9)	(31.1)
Payables	49.6	0.3
Claims reserves and other receivables—net	16.6	(1.1)
Other liabilities	43.8	(42.2)
Net cash provided by operating activities	469.1	470.3
Investing Activities:
Purchases of transportation equipment	(131.7)	(308.6)
Purchases of other property and equipment	(38.7)	(42.8)
Proceeds from sale of property and equipment	55.5	38.8
Proceeds from sale of off-lease inventory	17.9	15.0
Purchases of lease equipment	(63.3)	(62.7)
Proceeds from marketable securities	19.2	13.2
Purchases of marketable securities	(16.9)	(8.5)
Investment in equity securities	(5.0)	—
Net cash used in investing activities	(163.0)	(355.6)
Financing Activities:
Payments of debt and finance lease obligations	(55.5)	(5.7)
Payments of deferred consideration related to acquisition	—	(18.7)
Dividends paid	(33.7)	(31.9)
Net cash used in financing activities	(89.2)	(56.3)
Net increase in cash and cash equivalents	216.9	58.4
Cash and Cash Equivalents:
Beginning of period	551.6	378.7
End of period	$768.5	$437.1
Additional Cash Flow Information:
Noncash Investing and Financing Activity:
Equipment and inventory purchases in accounts payable	$50.2	$15.5
Dividends declared but not yet paid	11.8	10.9
Cash Paid During the Period For:
Interest	11.3	12.4
Income taxes—net of refunds	45.5	42.6
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance—December 31, 2018	$—	$1,544.0	$589.3	$(1.0)	$2,132.3
Net income	—	—	36.9	—	36.9
Other comprehensive income	—	—	—	0.7	0.7
Share-based compensation expense	—	2.0	—	—	2.0
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.7)	—	(10.7)
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—March 31, 2019	—	1,544.8	615.5	(0.3)	2,160.0
Net income	—	—	34.5	—	34.5
Other comprehensive income	—	—	—	0.1	0.1
Share-based compensation expense	—	1.6	—	—	1.6
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(11.0)	—	(11.0)
Share issuances	—	0.2	—	—	0.2
Balance—June 30, 2019	—	1,546.6	639.0	(0.2)	2,185.4
Net income	—	—	19.7	—	19.7
Other comprehensive loss	—	—	—	(0.3)	(0.3)
Share-based compensation expense	—	(2.2)	—	—	(2.2)
Dividends declared at $0.06 per share of Class A and Class B common shares	—	—	(10.5)	—	(10.5)
Share issuances	—	0.1	—	—	0.1
Balance—September 30, 2019	$—	$1,544.5	$648.2	$(0.5)	$2,192.2

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2019	$—	$1,542.7	$693.6	$0.1	$2,236.4
Net income	—	—	43.8	—	43.8
Other comprehensive loss	—	—	—	(1.1)	(1.1)
Share-based compensation expense	—	1.9	—	—	1.9
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.7)	—	(11.7)
Share issuances	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—March 31, 2020	—	1,543.8	725.7	(1.0)	2,268.5
Net income	—	—	46.5	—	46.5
Other comprehensive income	—	—	—	0.6	0.6
Share-based compensation expense	—	1.1	—	—	1.1
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.4)	—	(11.4)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.4	—	—	0.4
Balance—June 30, 2020	—	1,545.4	760.8	(0.4)	2,305.8
Net income	—	—	44.5	—	44.5
Other comprehensive income	—	—	—	0.4	0.4
Share-based compensation expense	—	2.2	—	—	2.2
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.6)	—	(11.6)
Exercise of employee stock options	—	1.2	—	—	1.2
Balance—September 30, 2020	$—	$1,548.8	$793.7	$—	$2,342.5
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

COVID-19

The Company has taken steps to mitigate the potential risks posed by COVID-19. We provide an essential service to our customers and have taken additional measures to keep our associates safe and minimize unnecessary risk of exposure to COVID-19, including precautions for our associates and owner-operators who work in the field. We have implemented work from home policies where appropriate and imposed travel limitations on employees.

Management makes estimates and assumptions that affect reported amounts and disclosures included in its financial statements and accompanying notes and assesses certain accounting matters that require consideration of forecasted financial information.
Due to limited visibility into future freight demand and ongoing uncertainties, we are unable to predict the impact COVID-19 will have on our future financial position and operating results.

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

We adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is codified in ASC 326, as of January 1, 2020. The guidance replaced the incurred loss model with a methodology that reflects expected credit losses over the life of the financial assets held at the reporting date based on historical experience, as well as considerations of current conditions and reasonable and supportable forecasts. This new model for estimating our expected credit losses was implemented for our trade accounts receivable (Note 2, Trade Accounts Receivable and Allowance), net investment in leases (Note 3, Leases), and available-for-sale debt securities (Note 6, Investments), and did not result in a material impact to our consolidated financial statements or disclosures upon adoption.

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

The following table shows changes to our allowance for doubtful accounts for the three and nine months ended September 30, 2020. Excluded from the amounts below is the portion of the allowance recorded for revenue adjustments, as that portion is not credit-related nor due to a customer’s inability to meet its financial obligations.

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2020
Balance at beginning of period	$1.4	$0.9
Charges to expense	0.1	1.2
Write-offs	(0.6)	(1.3)
Recoveries	0.2	0.3
Balance at end of period	$1.1	$1.1

3. LEASES

As Lessee

We lease real estate, transportation equipment, and office equipment under operating and finance leases. Our real estate operating leases include operating centers, distribution warehouses, offices, and drop yards. Our finance leases include office equipment, warehouse equipment, and truck washes. The majority of our leases include an option to extend the lease, and a small number include an option to terminate the lease early, which may include a termination payment.

Additional information related to our leases is as follows:

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$26.3	$26.7
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	0.5	2.0

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$21.6	$20.6
Finance leases	0.8	—

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

As of September 30, 2020 and December 31, 2019, the investments in lease receivables were as follows:

(in millions)	September 30, 2020	December 31, 2019
Future minimum payments to be received on leases	$144.5	$135.0
Guaranteed residual lease values	105.6	126.6
Total minimum lease payments to be received	250.1	261.6
Unearned income	(34.8)	(30.7)
Net investment in leases	215.3	230.9

Current maturities of lease receivables	97.6	122.1
Allowance for doubtful accounts	(0.9)	(0.6)
Current portion of lease receivables—net of allowance	96.7	121.5

Lease receivables—noncurrent	$118.6	$109.4

Before entering into a lease contract, we assess the credit quality of the potential lessee through the use of credit checks and other relevant factors, ensuring that their inherent credit risk is consistent with our existing lease portfolio. We monitor the credit quality of our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including running subsequent credit checks as needed. The following table presents our net investment in leases, which includes both current and future lease payments as of September 30, 2020 by amounts past due, our primary ongoing credit quality indicator, and lease origination year.

	Net Investment in Leases by Lease Origination Year (in millions)
Amounts Past Due (in ones)	2020	2019	2018	2017	2016	Prior	Total
Greater than $3,000	$3.5	$1.7	$0.9	$—	$—	$—	$6.1
Between $2,999 and $1,500	4.9	2.1	1.3	0.5	—	—	8.8
Less than $1,499	14.9	7.1	3.4	1.0	0.1	0.1	26.6
Total	$23.3	$10.9	$5.6	$1.5	$0.1	$0.1	$41.5

Lease payments are generally due on a weekly basis and are classified as past due when payment is not received by the due date. The following table presents an aging analysis of lease payments owed to us and classified as past due as of September 30, 2020.

(in millions)	September 30, 2020
1-29 days	$1.3
30-59 days	0.5
60-89 days	0.3
90 days or greater	0.4
Total past due	$2.5

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

Accrued interest on leases is included within lease receivables on the consolidated balance sheets and was not material as of September 30, 2020 and December 31, 2019. Leases are generally placed on nonaccrual status (nonaccrual of interest and other fees) when a payment becomes 90 days past due or upon notification of bankruptcy, death, or other instances management concludes collectability is not reasonably assured. The accrual of interest and other fees resumes when all payments are less than 60 days past due. At both September 30, 2020 and December 31, 2019, our net investment in leases on nonaccrual status were not material.

The table below provides additional information on our sales-type leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenue	$50.8	$50.9	$150.2	$159.8
Cost of goods sold	(45.8)	(46.8)	(135.5)	(144.0)
Operating profit	$5.0	$4.1	$14.7	$15.8

Interest income on lease receivable	$6.5	$7.0	$19.7	$20.4

4. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2020	2019	2020	2019
Transportation	$1,036.5	$1,093.9	$3,015.9	$3,297.7
Logistics management	41.3	32.3	102.2	120.1
Other	57.9	57.7	169.5	172.9
Total operating revenues	$1,135.7	$1,183.9	$3,287.6	$3,590.7

Quantitative Disclosures

The following table provides information for transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and pertain to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	September 30, 2020
Expected to be recognized within one year
Transportation	$14.9
Logistics management	10.9
Expected to be recognized after one year
Transportation	52.2
Logistics management	13.1
Total	$91.1

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

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	September 30, 2020	December 31, 2019
Other current assets - Contract assets	$28.5	$17.6
Other current liabilities - Contract liabilities	0.6	—

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	September 30, 2020	December 31, 2019
Marketable securities (1)	2	$45.6	$48.3
(1)Marketable securities are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active and are, therefore, classified as Level 2 in the fair value hierarchy. We measure our marketable securities on a recurring, monthly basis. See Note 6, Investments, for additional information on the fair value of our marketable securities.

The fair value of the Company's debt was $318.7 million and $368.5 million as of September 30, 2020 and December 31, 2019, respectively. The carrying value of the Company's debt was $305.0 million and $360.0 million as of September 30, 2020 and December 31, 2019, respectively. The fair value of our debt was calculated using a fixed-rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded value of cash, trade accounts receivable, lease receivables, and trade accounts payable approximates fair value.

Our ownership interests in PSI and MLSI discussed in Note 6, Investments, do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321-10-35-2.

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

When adopting this standard, we elected to continue to present the accrued interest receivable balance associated with our investments in marketable securities separate from the marketable securities line in the consolidated balance sheets. As of September 30, 2020, accrued interest receivable associated with our investments in marketable securities was not material and is included within other receivables on the consolidated balance sheets. We have elected the practical expedient provided under the guidance to exclude the applicable accrued interest from the amortized cost basis disclosure of our marketable securities. We have also elected not to measure an allowance for credit losses on our accrued interest receivable and to write off accrued interest receivable by reversing interest income when it is not considered collectible.

The following table presents the maturities and values of our marketable securities as of the dates shown.

	September 30, 2020			December 31, 2019
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	6 to 94	$13.7	$13.8	$16.5	$17.0
Asset-backed securities	—	—	—	0.1	0.1
Corporate debt securities	11 to 84	20.3	21.1	15.1	15.4
State and municipal bonds	17 to 66	10.4	10.7	11.6	11.8
Other U.S. and non-U.S. government bonds	—	—	—	4.0	4.0
Total marketable securities		$44.4	$45.6	$47.3	$48.3

Gross realized gains and losses and net unrealized gains and losses, net of tax, on our marketable securities were not material for the three and nine months ended September 30, 2020 and 2019. Additionally, we did not have an allowance for credit losses on our marketable securities as of September 30, 2020 or any other-than-temporary impairments as of December 31, 2019, and our total unrealized gains and losses were not material as of September 30, 2020 and December 31, 2019.

Ownership Interest in Platform Science, Inc.

In 2018, the Company made a strategic decision to invest in PSI and acquired an ownership interest in exchange for granting them a non-exclusive license to our proprietary telematics mobile software that was developed to enable enhanced driver productivity and ensure regulatory compliance. Our ownership interest is being accounted for under ASC 321, Investments - Equity Securities using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheets. During the first half of 2020, remeasurement events occurred which required the Company to revalue its interest in PSI. In the three months ended September 30, 2020, no events have occurred that would indicate that the value of our ownership interest in PSI has changed. The Company recognized pre-tax gains of $8.8 million on its investment in PSI in the nine months ended September 30, 2020, which were recorded within other income on the consolidated statements of comprehensive income. The fair value of our ownership interest as of September 30, 2020 and December 31, 2019 was $12.3 million and $3.5 million, respectively, and our ownership percentage was 12.6% as of September 30, 2020.

Ownership Interest in Mastery Logistics Systems, Inc.

On July 2, 2020, Schneider entered into a strategic partnership with MLSI, a transportation technology development company, which included an agreement that allows the Company to purchase a non-controlling interest in MLSI in two tranches. Schneider and MLSI are collaborating to develop a Transportation Management System using MLSI's SaaS technology which Schneider has also agreed to license. In the three months ended September 30, 2020, we paid MLSI $5.0 million for the initial tranche, and, in return, received shares of preferred stock of MLSI which represents a 5.3% ownership in MLSI. This investment is being accounted for under ASC 321, Investments - Equity Securities using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheet. As of September 30, 2020, no events have occurred that would indicate that the value of our investment in MLSI has changed.

Subsequent Event - Additional Investment in Mastery Logistics Systems, Inc.

On October 14, 2020, the Company invested an additional $5.0 million in MLSI in exchange for preferred stock of MLSI. This additional investment completed the second tranche of the agreement and increased our total investment in MLSI to $10.0 million and our non-controlling ownership interest to 10.1%.

7. GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by reportable segment during the period ended September 30, 2020.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2019	$103.6	$14.2	$9.7	$127.5
Foreign currency translation gain	—	—	0.2	0.2
Balance at September 30, 2020	$103.6	$14.2	$9.9	$127.7

At September 30, 2020 and December 31, 2019, we had accumulated goodwill impairment charges of $42.6 million.

8. DEBT AND CREDIT FACILITIES

As of September 30, 2020 and December 31, 2019, debt included the following:

(in millions)	September 30, 2020	December 31, 2019
Unsecured senior notes: principal payable at maturities ranging from 2021 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.62% and 3.42% for 2020 and 2019, respectively.	$305.0	$360.0
Current maturities	—	(55.0)
Debt issuance costs	(0.2)	(0.4)
Long-term debt	$304.8	$304.6

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment of up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of September 30, 2020 or December 31, 2019. Standby letters of credit under this agreement amounted to $3.9 million and $3.8 million at September 30, 2020 and December 31, 2019, respectively, and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at September 30, 2020 or December 31, 2019. At September 30, 2020 and December 31, 2019, standby letters of credit under this agreement amounted to $70.3 million and were primarily related to the requirements of certain of our insurance obligations. The Company plans to renew the 2018 Receivables Purchase Agreement prior to its expiration date.

9. INCOME TAXES

Our effective income tax rate was 26.0% and 26.2% for the three months ended September 30, 2020 and 2019, respectively, and 25.6% and 25.3% for the nine months ended September 30, 2020 and 2019, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible items of income and expense.

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company took advantage of the cash deferral program available for payment of federal and state income taxes through the second quarter of 2020 and continues to take advantage of the cash deferral program available for payment of employer social security taxes. The deferred income tax payments were paid to the respective tax authorities in the third quarter of 2020. On August 8, 2020, President Trump signed an executive order, “Deferring Payroll Tax Obligations in Light of the Ongoing COVID-19 Disaster,” which gives employers the option to defer the employee portion of social security payments for certain individuals. Schneider is currently not electing to use the deferral option under this executive order.

10. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$44.5	$19.7	$134.8	$91.1

Denominator:
Weighted average common shares outstanding	177.3	177.1	177.2	177.1
Dilutive effect of share-based awards and options outstanding	0.3	0.2	0.3	0.2
Weighted average diluted common shares outstanding (1)	177.7	177.3	177.5	177.3

Basic earnings per common share	$0.25	$0.11	$0.76	$0.51
Diluted earnings per common share	0.25	0.11	0.76	0.51
(1)Weighted average diluted common shares outstanding may not sum due to rounding.

The calculation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 excluded an immaterial amount of share-based awards and options that had an anti-dilutive effect.

Subsequent Events - Special and Quarterly Dividends Declared

In October of 2020, the Board of Directors approved both a special dividend of $2.00 per share and a quarterly dividend of $0.065 per share to holders of our Class A and Class B common stock. The special dividend is payable in cash to shareholders of record at the close of business on November 9, 2020 and will be paid on November 19, 2020. The quarterly cash dividend for the fourth fiscal quarter of 2020 is payable to shareholders of record at the close of business on December 11, 2020 and will be paid on January 11, 2021.

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

Share-based compensation expense was $1.9 million and $4.4 million for the three and nine months ended September 30, 2020, respectively. During the three months ended September 30, 2019, we recognized a net benefit of $2.4 million. There was no share-based compensation expense for the nine months ended September 30, 2019. We recognize share-based compensation expense over the awards' vesting period. As of September 30, 2020, we had $15.3 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted-average period of 2.6 years.

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

We record liabilities for claims against the Company based on our best estimate of expected losses. The primary claims arising for the Company through its trucking, intermodal, and logistics operations consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers' compensation, property damage, cargo, and wage and benefit claims. We maintain excess liability insurance with licensed insurance carriers for liability in excess of amounts we self-insure which serves to largely offset the Company’s liability associated with these claims, with the exception of wage and benefit claims for which we self-insure. We review our accruals periodically to ensure that the aggregate amounts of our accruals are appropriate at any period after consideration of available insurance coverage. Although we expect that our claims accruals will continue to vary based on future developments, assuming that we are able to continue to obtain and maintain excess liability insurance coverage for such claims, we do not anticipate that such accruals will, in any period, materially impact our results of operations.

At September 30, 2020, our firm commitments to purchase transportation equipment totaled $139.1 million.

In October 2017, the representative of the former owners of WSL filed a lawsuit in the Delaware Court of Chancery which alleges that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operations of the business, and as a result, the former owners claim they are entitled to an additional payment of $40.0 million. A trial date has been set for January 2021. We believe that we have strong defenses to this claim. A judgment by the Court against us could have a material adverse effect on our results of operations.

In September 2020, the Company recorded a $13.1 million charge as a result of an adverse tax ruling in a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service. The charge includes interest and is included within operating supplies and expenses on the consolidated statements of comprehensive income for the three and nine months ended September 30, 2020.

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

The following tables summarize our segment information. Intersegment revenues were immaterial for all segments, with the exception of Other, which includes revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Intersegment revenues included in Other revenues below were $11.9 million and $20.8 million for the three months ended September 30, 2020 and 2019, respectively, and $59.1 million and $66.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Revenues by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Truckload	$460.2	$515.6	$1,380.7	$1,582.3
Intermodal	248.4	249.2	705.4	746.6
Logistics	284.4	236.1	754.9	707.0
Other	85.5	94.3	274.7	290.0
Fuel surcharge	73.0	114.2	244.7	350.2
Inter-segment eliminations	(15.8)	(25.5)	(72.8)	(85.4)
Operating revenues	$1,135.7	$1,183.9	$3,287.6	$3,590.7

Income (Loss) from Operations by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Truckload	$45.6	$(12.5)	$122.7	$18.6
Intermodal	23.0	25.1	50.3	75.5
Logistics	9.1	9.9	21.5	29.4
Other	(14.4)	6.5	(12.9)	6.2
Income from operations	$63.3	$29.0	$181.6	$129.7

Depreciation and Amortization Expense by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Truckload	$53.6	$53.2	$157.1	$161.5
Intermodal	11.9	11.3	34.4	33.2
Logistics	0.1	0.2	0.1	0.5
Other	8.6	9.4	24.7	27.2
Depreciation and amortization expense	$74.2	$74.1	$216.3	$222.4

14. RESTRUCTURING

On July 29, 2019, the Company’s Board of Directors approved a structured shutdown of its FTFM service offering within its Truckload reportable segment which was substantially complete as of August 31, 2019. The restructuring activity was recorded within our Truckload reportable segment. Pre-tax losses of our FTFM service offering were $8.9 million for the three months ended September 30, 2019 and $34.2 million for the nine months ended September 30, 2019.

The activity associated with the shutdown is presented separately on the consolidated statements of comprehensive income within restructuring—net and is summarized below on a cumulative basis since July 29, 2019. Restructuring activity for the three and nine months ended September 30, 2020 was not material.

(in millions)	Cumulative
Impairment charges and losses on asset disposals—net	$45.5
Receivable write-downs—net	3.1
Other costs	14.6
Total restructuring—net	$63.2

As of September 30, 2020 and December 31, 2019, FTFM restructuring liabilities were classified as current liabilities on the consolidated balance sheets as follows:

(in millions)	Restructuring Liabilities
Balance at December 31, 2018	$—
Restructuring—net	13.7
Cash payments	(8.6)
Balance at December 31, 2019	5.1
Restructuring—net	0.9
Cash payments	(1.5)
Balance at September 30, 2020	$4.5

The required criteria, as defined by ASC 360, Property, Plant and Equipment, was satisfied as part of the shutdown of our FTFM service offering for reclassification of related transportation equipment into assets held for sale. As of September 30, 2020 and December 31, 2019, assets held for sale, net of impairment, within our Truckload segment were $23.5 million and $63.5 million, respectively, of which $14.0 million and $33.4 million related to the shutdown of our FTFM service offering, respectively. Assets held for sale, net of impairment, are included in prepaid expenses and other current assets in the consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2019.

INTRODUCTION

Recent Events

COVID-19

Schneider continues to monitor the the impact of COVID-19 and take steps to mitigate risks posed by the virus. The impact COVID-19 will have on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the efforts of governments at the national, state, and local levels to manage the outbreak, and the impact of the pandemic and governmental actions on our customers, which are uncertain and not fully predictable.

The Company provides an essential service to its customers and has taken additional measures to keep our associates safe and to minimize unnecessary risk of exposure to COVID-19, including precautions for our associates and owner-operators who work in the field. We have implemented work from home policies where appropriate and imposed travel limitations on employees.

The Company continues to implement and maintain strong physical and cyber-security measures to ensure our systems remain functional in order to serve our operational needs with a remote workforce and ensure uninterrupted service to our customers.

The Company’s operational and financial performance was impacted by a decrease in demand during the second quarter of 2020 resulting, in part, from government imposed stay-at-home orders and the related closure of particular customers as a result of COVID-19. In the third quarter of 2020 freight demand began to normalize, and we did not experience significant negative operational or financial impacts from COVID-19. We believe that the largest impacts of COVID-19 on our business were incurred in the second quarter, and we expect to continue to experience improvements in the fourth quarter; however, we are unable to predict with any certainty the impact that COVID-19 may continue to have on our operational and financial performance.

We have implemented cost reduction efforts to help mitigate the impact reduced revenues have had, and may continue to have, on our full-year 2020 income from operations; however, these reductions have not, and are not expected to, fully offset the decline in revenues and incremental COVID-19 and related costs that were experienced. While we are working diligently to manage costs throughout the organization, we have incurred additional expenses related to the safe onboarding of company drivers, the purchase of personal protective equipment, emergency sick leave benefits, and additional cleaning services. We anticipate these added costs will continue to be incurred as the year progresses in order to ensure the safety of our associates, owner-operators, and customers.

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

Business Overview

We are a leading transportation and logistics services company providing a broad portfolio of premier truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Our highly flexible and balanced business combines asset-based truckload services with asset-light intermodal and non-asset logistics offerings, enabling us to serve our customers’ diverse transportation needs. Our broad portfolio of services provides us with a greater opportunity to allocate capital within our portfolio of services in a manner designed to maximize returns across all market cycles and economic conditions. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses and to optimize returns across reportable segments. Our strong balance sheet enables us to carry out an acquisition strategy that strengthens our overall portfolio. We are positioned to leverage our scalable technology platform and experienced operations team to acquire high-quality businesses that meet our disciplined selection criteria to broaden our service offerings and customer base.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2020	2019	2020	2019
Operating revenues	$1,135.7	$1,183.9	$3,287.6	$3,590.7
Revenues (excluding fuel surcharge) (1)	1,062.7	1,069.7	3,042.9	3,240.5
Income from operations	63.3	29.0	181.6	129.7
Adjusted income from operations (2)	76.9	79.4	194.2	214.7
Operating ratio	94.4%	97.6%	94.5%	96.4%
Adjusted operating ratio (3)	92.8%	92.6%	93.6%	93.4%
Net income	$44.5	$19.7	$134.8	$91.1
Adjusted net income (4)	54.6	57.2	144.2	154.4
(1)We define “revenues (excluding fuel surcharge)” as operating revenues less fuel surcharge revenues, which are excluded from revenues at the segment level. Included below is a reconciliation of operating revenues, the most closely comparable GAAP financial measure, to revenues (excluding fuel surcharge).
(2)We define “adjusted income from operations” as income from operations, adjusted to exclude material items that do not reflect our core operating performance. Included below is a reconciliation of income from operations, which is the most directly comparable GAAP measure, to adjusted income from operations. Excluded items for the periods shown are explained in the table and notes below.
(3)We define “adjusted operating ratio” as operating expenses, adjusted to exclude material items that do not reflect our core operating performance, divided by revenues (excluding fuel surcharge). Included below is a reconciliation of operating ratio, which is the most directly comparable GAAP measure, to adjusted operating ratio. Excluded items for the periods shown are explained below under our explanation of “adjusted income from operations.”
(4)We define “adjusted net income” as net income, adjusted to exclude material items that do not reflect our core operating performance. Included below is a reconciliation of net income, which is the most directly comparable GAAP measure, to adjusted net income. Excluded items for the periods shown are explained below under our explanation of “adjusted income from operations.”

Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Operating revenues	$1,135.7	$1,183.9	$3,287.6	$3,590.7
Less: Fuel surcharge revenues	73.0	114.2	244.7	350.2
Revenues (excluding fuel surcharge)	$1,062.7	$1,069.7	$3,042.9	$3,240.5

Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Income from operations	$63.3	$29.0	$181.6	$129.7
Litigation (1)	13.1	—	13.1	—
Goodwill impairment (2)	—	—	—	34.6
Restructuring—net (3)	0.5	50.4	(0.5)	50.4
Adjusted income from operations	$76.9	$79.4	$194.2	$214.7
(1)Costs, including interest, as a result of an adverse tax ruling in September 2020 related to a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service.
(2)A triggering event occurred during the second quarter of 2019, as results from our FTFM reporting unit were considerably less than projected, resulting in full impairment of FTFM's goodwill.
(3)Activity associated with the shutdown of the FTFM service offering. Refer to Note 14, Restructuring, for additional details.

Adjusted operating ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2020	2019	2020	2019
Total operating expenses	$1,072.4	$1,154.9	$3,106.0	$3,461.0
Divide by: Operating revenues	1,135.7	1,183.9	3,287.6	3,590.7
Operating ratio	94.4%	97.6%	94.5%	96.4%

Total operating expenses	$1,072.4	$1,154.9	$3,106.0	$3,461.0
Adjusted for:
Fuel surcharge revenues	(73.0)	(114.2)	(244.7)	(350.2)
Litigation	(13.1)	—	(13.1)	—
Goodwill impairment	—	—	—	(34.6)
Restructuring—net	(0.5)	(50.4)	0.5	(50.4)
Adjusted total operating expenses	$985.8	$990.3	$2,848.7	$3,025.8

Operating revenues	$1,135.7	$1,183.9	$3,287.6	$3,590.7
Less: Fuel surcharge revenues	73.0	114.2	244.7	350.2
Revenues (excluding fuel surcharge)	$1,062.7	$1,069.7	$3,042.9	$3,240.5

Adjusted operating ratio	92.8%	92.6%	93.6%	93.4%

Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$44.5	$19.7	$134.8	$91.1
Litigation	13.1	—	13.1	—
Goodwill impairment	—	—	—	34.6
Restructuring—net	0.5	50.4	(0.5)	50.4
Income tax effect of non-GAAP adjustments (1)	(3.5)	(12.9)	(3.2)	(21.7)
Adjusted net income	$54.6	$57.2	$144.2	$154.4
(1)Our estimated tax rate on non-GAAP items is determined annually using the applicable consolidated federal and state effective tax rate, modified to remove the impact of tax credits and adjustments that are not applicable to the specific items. Due to differences in the tax treatment of items excluded from non-GAAP income, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP items may differ from our GAAP tax rate and from our actual tax liabilities.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Enterprise Results Summary

Enterprise net income increased $24.8 million, approximately 126%, in the third quarter of 2020 compared to the same quarter in 2019, primarily due to a $49.9 million decrease in net restructuring charges associated with the FTFM shutdown in 2019, an $11.5 million decrease in impairment of held for sale assets, and the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the third quarter of 2019 was $8.9 million. The positive impact of these items was partially offset by a decline in Truckload freight volumes resulting primarily from driver capacity constraints, a $13.1 million adverse outcome for an excise tax audit in the third quarter of 2020, and an increase in income taxes related to higher taxable income.

Adjusted net income decreased $2.6 million, approximately 5%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues decreased $48.2 million, approximately 4%, in the third quarter of 2020 compared to the same quarter in 2019.

Factors contributing to the decrease were as follows:
•a $55.4 million decrease in Truckload segment revenues (excluding fuel surcharge) resulting from an overall decrease in Truckload volume driven by driver capacity constraints, and the shutdown of our FTFM service offering in August 2019 which generated $14.0 million of revenues in the third quarter of 2019; and
•a $41.2 million decrease in fuel surcharge revenues primarily resulting from a 19% decline in average diesel price per gallon in the U.S. as reported by the Department of Energy, a decline in Truckload volumes, and a $2.6 million reduction related to the FTFM shutdown.

The above factors were partially offset by a $48.3 million increase in Logistics revenues (excluding fuel surcharge) due to volume growth and an increase in revenue per order.

Enterprise revenues (excluding fuel surcharge) decreased $7.0 million, approximately 1%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $34.3 million, approximately 118%, in the third quarter of 2020 compared to the same quarter in 2019, primarily due to a $49.9 million decrease in net restructuring charges associated with the FTFM shutdown in 2019, an $11.5 million decrease in impairment of held for sale assets, and the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the third quarter of 2019 was $8.9 million. Continued cost savings attributable to a reduction in headcount, favorability in insurance costs, and lower healthcare costs also contributed to the increase in income from operations. Those factors were partially offset by a reduction in Truckload freight volumes primarily due to driver capacity constraints, a $15.7 million increase in performance-based incentive compensation, and $13.1 million of costs related to an adverse excise tax audit ruling in the third quarter of 2020.

Adjusted income from operations decreased $2.5 million, approximately 3%.

Enterprise operating ratio improved on a GAAP basis but weakened on an adjusted basis when compared to third quarter of 2019. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $10.7 million, or 2%, quarter over quarter, primarily due to reduced owner-operator and third party carrier costs within Truckload resulting from a decrease in volumes, shift in business mix, and rate compression due to market conditions, as well as a $5.3 million reduction attributable to the FTFM shutdown. Intermodal purchased transportation was also favorable quarter over quarter due to a decline in rail cost per mile resulting from mix changes and market conditions. These decreases were partially offset by an increase in third party carrier costs within Logistics due to volume growth and higher purchased transportation per order.
•Salaries, wages, and benefits increased $1.9 million, or 1%, quarter over quarter, primarily due to a $15.7 million increase in performance-based incentive compensation, partially offset by the benefit associated with the FTFM shutdown, as FTFM's salaries, wages, and benefits were $7.6 million in the third quarter of 2019, reduced health insurance costs of $4.7 million driven by favorable claims experience and fewer plan participants, and headcount reductions across the organization.
•Fuel and fuel taxes for company trucks decreased $21.1 million, or 30%, quarter over quarter, driven primarily by a decrease in cost per gallon and less company driver miles within our Truckload segment. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•Operating supplies and expenses increased $5.5 million, or 4%, quarter over quarter, driven by a $13.1 million adverse tax ruling related to a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service and an increase in maintenance costs, partially offset by an $11.5 million decrease in impairment of held for sale assets.
•Insurance and related expenses decreased $7.0 million, or 29%, quarter over quarter, primarily due to favorability in claims severity and frequency, partially offset by an increase in insurance premiums.
•Restructuring—net was $49.9 million favorable quarter over quarter, due to higher initial costs related to impairment charges, receivable write-downs, and other shut down costs recorded in the third quarter of 2019 when the FTFM business was shut down. Refer to Note 14, Restructuring, for additional details.

Total Other Expenses (Income)

Other expense increased $0.9 million, approximately 39%, in the third quarter of 2020 compared to the same quarter in 2019 due primarily to a $1.4 million decrease in interest income as interest rates have declined quarter over quarter, partially offset by a $0.4 million decrease in interest expense as a result of lower outstanding debt balances quarter over quarter.

Income Tax Expense

Our provision for income taxes increased $8.6 million, approximately 123%, in the third quarter of 2020 compared to the same quarter in 2019 due to higher taxable income. The effective income tax rate was 26.0% for the three months ended September 30, 2020 compared to 26.2% for the same quarter last year.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenue and income (loss) from operations by segment:

	Three Months Ended September 30,
Revenues by Segment (in millions)	2020	2019
Truckload	$460.2	$515.6
Intermodal	248.4	249.2
Logistics	284.4	236.1
Other	85.5	94.3
Fuel surcharge	73.0	114.2
Inter-segment eliminations	(15.8)	(25.5)
Operating revenues	$1,135.7	$1,183.9

	Three Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2020	2019
Truckload	$45.6	$(12.5)
Intermodal	23.0	25.1
Logistics	9.1	9.9
Other	(14.4)	6.5
Income from operations	63.3	29.0
Adjustments:
Litigation	13.1	—
Restructuring—net	0.5	50.4
Adjusted income from operations	$76.9	$79.4

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

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Prior to 2020, we reported KPIs within our Truckload segment by quadrant. Going forward, KPIs will be reported for our dedicated and network operations only. This presentation change does not impact KPIs at the segment level. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments, formerly called for-hire.

	Three Months Ended September 30,
	2020	2019
Dedicated
Revenues (excluding fuel surcharge) (1)	$177.8	$175.7
Average trucks (2) (3)	3,944	3,907
Revenue per truck per week (4)	$3,483	$3,471
Network
Revenues (excluding fuel surcharge) (1)	$281.5	$340.3
Average trucks (2) (3)	6,108	7,012
Revenue per truck per week (4)	$3,561	$3,746
Total Truckload
Revenues (excluding fuel surcharge) (5)	$460.2	$515.6
Average trucks (2) (3)	10,052	10,919
Revenue per truck per week (4)	$3,530	$3,648
Average company trucks (3)	7,250	7,998
Average owner-operator trucks (3)	2,802	2,921
Trailers	36,672	35,612
Operating ratio (6)	90.1%	102.4%
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

Truckload revenues (excluding fuel surcharge) decreased $55.4 million, approximately 11%, in the third quarter of 2020 compared to the same quarter in 2019, driven by a 6% reduction in volumes due to capacity constraints resulting, in part, from the impacts of COVID-19. The shutdown of our FTFM service offering in August 2019, which generated $14.0 million of revenues in the third quarter of 2019, and price deterioration in the remaining dedicated and network business also contributed to the revenue decline. Price decreased 2% compared to the same quarter in 2019 due to lower contracted freight rates, partially offset by improvements in the spot market, and was the main contributor of the $118, or 3%, decrease in revenue per truck per week quarter over quarter.

Truckload income from operations increased $58.1 million in the third quarter of 2020 compared to the same quarter in 2019, due mainly to a decrease in net restructuring activity of $49.9 million, a reduction in impairment charges on assets held for sale of $11.5 million, and the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the third quarter of 2019 was $8.9 million. These items were partially offset by the unfavorable earnings impact of reduced volume and price noted above, and an increase in equipment maintenance, performance-based incentive compensation, and equipment disposition costs.

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

	Three Months Ended September 30,
	2020	2019
Orders (1)	110,633	108,663
Containers	21,744	23,014
Trucks (2)	1,582	1,544
Revenue per order (3)	$2,194	$2,296
Operating ratio (4)	90.7%	89.9%
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

Intermodal revenues (excluding fuel surcharge) decreased $0.8 million in the third quarter of 2020 compared to the same quarter in 2019 primarily attributable to a $102, or 4%, decrease in revenue per order. The decrease in revenue per order was due to continued growth of volume in the East, which has a shorter length of haul, partially offset by an increase in price. Orders increased 2%, despite network disruptions and dray capacity constraints, helping to partially offset revenue decreases from the geographical shift in volume mix noted above.

Intermodal income from operations decreased $2.1 million, approximately 8%, in the third quarter of 2020 compared to the same quarter in 2019. Factors affecting revenue discussed above and an increase in performance-based incentive compensation both contributed to the decrease in income from operations within Intermodal.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended September 30,
	2020	2019
Operating ratio (1)	96.8%	95.8%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $48.3 million, approximately 20%, in the third quarter of 2020 compared to the same quarter in 2019, primarily resulting from volume growth and an increase in revenue per order.

Logistics income from operations decreased $0.8 million, approximately 8%, in the third quarter of 2020 compared to the same quarter in 2019, primarily due to compressed net revenue resulting from higher purchased transportation costs.

Other

Included in Other was a loss from operations of $14.4 million in the third quarter of 2020, compared to income of $6.5 million in the same quarter in 2019. The change was driven by $13.1 million of costs as a result of an adverse tax ruling in the third quarter of 2020 and an $11.0 million increase in performance-based incentive compensation. Increased costs were partially offset by a $1.3 million increase in income from operations from our leasing business.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Enterprise Results Summary

Enterprise net income increased $43.7 million, approximately 48%, in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a $50.9 million decrease in net restructuring charges associated with the FTFM shutdown in 2019, the $34.6 million FTFM goodwill impairment recorded in 2019, and the benefit associated with the FTFM shutdown, as FTFM’s loss from operations in the first nine months of 2019 was $34.2 million. Also contributing to favorable net income period over period was an $8.8 million gain on our ownership interest in PSI. These items were partially offset by a decline in Truckload and Intermodal freight volumes, a reduction in price across all of our service offerings, an increase in income taxes related to higher taxable income, and $13.1 million of costs related to an adverse outcome for an excise tax audit in the third quarter of 2020.

Adjusted net income decreased $10.2 million, approximately 7%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues decreased $303.1 million, approximately 8%, in the nine months ended September 30, 2020 compared to the same period in 2019.

Factors contributing to the decrease were as follows:
•a $201.6 million decrease in Truckload segment revenues (excluding fuel surcharge) resulting from a decrease in both Truckload volume and price due to the impact of COVID-19 on market conditions and constrained driver capacity, as well as the shutdown of our FTFM service offering in August 2019 which generated $77.4 million of revenues in the first nine months of 2019;
•a $105.5 million decrease in fuel surcharge revenues resulting from a 15% decline in average diesel price per gallon in the U.S. as reported by the Department of Energy, a decline in Truckload and Intermodal volumes, and a $13.1 million reduction related to the FTFM shutdown; and
•a $41.2 million decrease in Intermodal segment revenues (excluding fuel surcharge) primarily due to a decrease in both volume and price driven primarily by COVID-19 induced network disruptions, shorter length of haul, and freight mix.

The above factors were partially offset by a $47.9 million increase in Logistics revenues (excluding fuel surcharge) due to volume growth, partially offset by a reduction in revenue per order.
Enterprise revenues (excluding fuel surcharge) decreased $197.6 million, approximately 6%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $51.9 million, approximately 40%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $50.9 million decrease in net restructuring charges associated with the FTFM shutdown in 2019, the $34.6 million FTFM goodwill impairment recorded in 2019, and the benefit associated with the FTFM shutdown, as FTFM’s loss from operations in the first nine months of 2019 was $34.2 million. Continued cost savings attributable to a reduction in headcount, lower healthcare costs, reductions in other operating expenses, and favorable driver onboarding expenses also contributed to the increase in income from operations. Those increases were partially offset by a reduction in Truckload and Intermodal freight volumes primarily due to COVID-19 market disruptions and driver capacity constraints, lower price across all of our service offerings, a $13.9 million increase in performance-based incentive compensation, and $13.1 million of costs related to an adverse excise tax audit judgment in the third quarter of 2020.
Adjusted income from operations decreased $20.5 million, approximately 10%.

Enterprise operating ratio improved on a GAAP basis but weakened on an adjusted basis compared to the same period of 2019. Our operating ratio can be negatively impacted when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $71.1 million, or 5%, period over period, primarily due to a decrease in Truckload and Intermodal volumes, reduced owner-operator and third party carrier costs within Truckload resulting from business mix and rate compression due to market conditions, and a $24.7 million reduction in purchased transportation costs related to the FTFM shutdown. This was partially offset by an increase in third party carrier costs within our Logistics segment due to volume growth and higher purchased transportation per order.
•Salaries, wages, and benefits decreased $85.2 million, or 10%, period over period, largely due to the benefit associated with the FTFM shutdown and warehouse management operations insourced by an import/export customer in April 2019, as well as headcount reductions across the organization, a $13.0 million reduction in healthcare costs primarily due to favorable claims experience and fewer plan participants, and a decrease in workers' compensation expense of $2.0 million. These decreases were partially offset by a $13.9 million increase in performance-based incentive compensation.
•Fuel and fuel taxes for company trucks decreased $69.1 million, or 31%, period over period, driven by a decrease in cost per gallon, less company driver miles within our Truckload segment, and a $10.6 million reduction in fuel and fuel taxes attributable to the FTFM shutdown. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization decreased $6.1 million, or 3%, period over period, driven by the FTFM shutdown.
•Operating supplies and expenses decreased $22.6 million, or 5%, period over period, driven by a $12.1 million decrease in facility, utility, and other costs primarily due to temporary facility closures associated with COVID-19, reduced volumes, the FTFM shutdown, and various other cost savings initiatives, a $7.9 million decrease in impairment of held for sale assets, a $7.9 million decline in cost of goods sold due to a decrease in equipment sales under sales-type leases by our leasing business, a $5.5 million reduction in temporary worker pay due to insourcing by one of our import/export customers, and reductions in a variety of other operating-related expenses that were individually immaterial. These decreases were partially offset by $13.1 million of costs for an adverse tax ruling related to a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service and an $8.0 million change in equipment dispositions. In the first nine months of 2020, we recorded $5.4 million of net equipment losses compared to $2.6 million of net equipment gains for the same period last year.
•Insurance and related expenses decreased $3.1 million, or 4%, period over period. The decrease was predominately due to a reduction in cargo and collision losses.
•Other general expenses decreased $12.3 million, or 14%, period over period, as a result of reduced travel expenses resulting from Company enforced travel bans related to COVID-19, as well as a decline in driver recruiting and training costs due to lower company driver turnover and cost savings initiatives. Additional costs were incurred in the driver recruiting and training space to safely onboard new drivers during COVID-19; however, these costs were more than offset by savings from lower company driver turnover and fewer hires. We expect our travel expenses to continue to be incurred at a reduced level for the remainder of 2020 as a result of COVID-19. While driver recruiting and training costs remain favorable year-to-date, driver capacity constraints have begun to put pressure on these costs in the second half of the year.
•Goodwill impairment charges decreased $34.6 million, period over period, due to the FTFM goodwill impairment charge of $34.6 million in the second quarter of 2019.
•Restructuring—net was $50.9 million favorable, period over period, due to net gains on equipment sales and bad debt recoveries in 2020 compared to impairment charges, receivable write-downs, and other costs recorded in the third quarter of 2019 when the FTFM business was shut down. Refer to Note 14, Restructuring, for additional details.

Total Other Expenses (Income)

Other expense decreased $7.2 million, approximately 94%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily from an $8.8 million pre-tax gain recognized on our ownership interest in PSI and a $2.6 million decrease in interest expense as a result of lower outstanding debt balances period over period. See Note 6, Investments, for more information on PSI. These items were partially offset by a $3.7 million decrease in interest income attributed to a decline in interest rates.

Income Tax Expense

Our provision for income taxes increased $15.4 million, approximately 50%, in the nine months ended September 30, 2020 compared to the same period in 2019 due to higher taxable income. The effective income tax rate was 25.6% for the nine months ended September 30, 2020 compared to 25.3% for the same period last year.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenue and income (loss) from operations by segment.

	Nine Months Ended September 30,
Revenues by Segment (in millions)	2020	2019
Truckload	$1,380.7	$1,582.3
Intermodal	705.4	746.6
Logistics	754.9	707.0
Other	274.7	290.0
Fuel surcharge	244.7	350.2
Inter-segment eliminations	(72.8)	(85.4)
Operating revenues	$3,287.6	$3,590.7

	Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2020	2019
Truckload	$122.7	$18.6
Intermodal	50.3	75.5
Logistics	21.5	29.4
Other	(12.9)	6.2
Income from operations	181.6	129.7
Adjustments:
Litigation	13.1	—
Goodwill impairment	—	34.6
Restructuring—net	(0.5)	50.4
Adjusted income from operations	$194.2	$214.7

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

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Prior to 2020, we reported KPIs within our Truckload segment by quadrant. Going forward, KPIs will be reported for our dedicated and network operations only. This presentation change does not impact KPIs at the segment level. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments, formerly called for-hire.

	Nine Months Ended September 30,
	2020	2019
Dedicated
Revenues (excluding fuel surcharge) (1)	$526.1	$532.7
Average trucks (2) (3)	3,912	3,938
Revenue per truck per week (4)	$3,478	$3,514
Network
Revenues (excluding fuel surcharge) (1)	$852.6	$1,048.3
Average trucks (2) (3)	6,242	7,383
Revenue per truck per week (4)	$3,533	$3,688
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,380.7	$1,582.3
Average trucks (2) (3)	10,154	11,321
Revenue per truck per week (4)	$3,512	$3,628
Average company trucks (3)	7,298	8,433
Average owner-operator trucks (3)	2,856	2,888
Trailers	36,672	35,612
Operating ratio (6)	91.1%	98.8%
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

Truckload revenues (excluding fuel surcharge) decreased $201.6 million, approximately 13%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a decline in both volume and price, and the shutdown of our FTFM service offering in August 2019 which generated $77.4 million of revenues in the nine months ended September 30, 2019. Volume and price declined 5% and 3%, respectively, from the same period in 2019, as a result of early 2020 soft market conditions being compounded by the shutdown of non-essential businesses in response to COVID-19 and capacity constraints resulting, in part, from the impacts of COVID-19. Revenue per truck per week decreased $116, or 3%, period over period as lower price was partially offset by productivity improvements.

Truckload income from operations increased $104.1 million in the nine months ended September 30, 2020 compared to the same period in 2019, due mainly to a decrease in net restructuring activity of $50.9 million, the $34.6 million FTFM goodwill impairment recorded in 2019, the benefit associated with the FTFM shutdown, as FTFM's loss from operations in the nine months ended September 30, 2019 was $34.2 million, and a reduction in impairment charges on assets held for sale of $8.3 million. These items were partially offset by the unfavorable earnings impact of reduced volume and price noted above, increased equipment disposition costs resulting from used equipment market conditions in 2020, and increased performance-based incentive compensation costs.

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

	Nine Months Ended September 30,
	2020	2019
Orders (1)	315,582	324,946
Containers	21,744	23,014
Trucks (2)	1,582	1,544
Revenue per order (3)	$2,172	$2,285
Operating ratio (4)	92.9%	89.9%
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

Intermodal revenues (excluding fuel surcharge) decreased $41.2 million, approximately 6%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily driven by a 3% decrease in orders due to COVID-19 induced network demand disruptions and dray capacity constraints, partially offset by growth in the East. A 5% decrease in revenue per order, driven primarily by a decline in length of haul, also contributed to the overall decline in revenue within Intermodal.

Intermodal income from operations decreased $25.2 million, approximately 33%, in the nine months ended September 30, 2020 compared to the same period in 2019. Revenue declines, higher equipment disposition and impairment costs due to used equipment market conditions, and increases in safety premiums and maintenance costs drove the decline in income from operations.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Nine Months Ended September 30,
	2020	2019
Operating ratio (1)	97.2%	95.8%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $47.9 million, approximately 7%, in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to an increase in volume despite one of the Company's import/export customers insourcing their warehouse management function in April 2019. The increase in volume was partially offset by a decrease in revenue per order in the first half of 2020 compared to the same period in 2019 as a result of compressed rates.

Logistics income from operations decreased $7.9 million, approximately 27%, in the nine months ended September 30, 2020 compared to the same period in 2019. Compressed net revenue in our brokerage business, in addition to the customer insourcing noted above, both contributed to the decline in income from operations.

Other

Included in Other was a loss from operations of $12.9 million in the nine months ended September 30, 2020, compared to income of $6.2 million in the same period in 2019. Factors contributing to the change include $13.1 million of costs as a result of an adverse tax ruling in the third quarter of 2020 and a $9.2 million increase in performance-based incentive compensation.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $200.0 million accounts receivable facility, for which our available capacity as of September 30, 2020 was $375.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, or because the COVID-19 crisis lasts longer than anticipated, and/or the revenue declines experienced are more severe than predicted, we anticipate that we will obtain these funds through additional indebtedness, additional equity offerings, or a combination of these potential sources of funds. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$768.5	$551.6
Marketable securities	45.6	48.3
Total cash, cash equivalents, and marketable securities	$814.1	$599.9

Debt:
Senior notes	$305.0	$360.0
Finance leases	2.0	1.7
Total debt (1)	$307.0	$361.7
(1)Debt on the consolidated balance sheets is presented net of deferred financing costs.

Debt

At September 30, 2020, we were in compliance with all financial covenants and financial ratios under our credit agreements and the indentures governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes, for the periods indicated, the changes to our cash flows provided by (used in) operating, investing, and financing activities.

	Nine Months Ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities	$469.1	$470.3
Net cash used in investing activities	(163.0)	(355.6)
Net cash used in financing activities	(89.2)	(56.3)

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Operating Activities

Cash provided by operating activities decreased $1.2 million in the first nine months of 2020 compared to the same period in 2019. The decrease was driven by a decrease in net income after adjustments for various noncash charges, partially offset by a net increase in cash provided by working capital. Improvements in payables, claims reserves and other receivables - net, and other liabilities of $153.0 million collectively, were partially offset by a $99.4 million reduction in accounts receivable cash flows.

Investing Activities

Cash used in investing activities decreased $192.6 million, approximately 54%, in the first nine months of 2020 compared to the same period in 2019. The decrease in cash used was primarily driven by a decrease in net capital expenditures.

Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2020	2019
Transportation equipment	$131.7	$308.6
Other property and equipment	38.7	42.8
Proceeds from sale of property and equipment	(55.5)	(38.8)
Net capital expenditures	$114.9	$312.6

Net capital expenditures decreased $197.7 million in the first nine months of 2020 compared to the same period in 2019. The decrease was driven by a $176.9 million decrease in expenditures for transportation equipment resulting mainly from decreased tractor purchases due to reduced manufacturer capacity in the beginning of 2020, combined with a $16.7 million increase in proceeds from the sale of property and equipment primarily resulting from increased tractor sales, including units that were part of the 2019 shutdown of the FTFM service offering. See Note 12, Commitments and Contingencies, for information on our firm commitments to purchase transportation equipment.

Financing Activities

Cash used in financing activities increased $32.9 million, approximately 58%, in the first nine months of 2020 compared to the same period in 2019. The main drivers of the increase in cash used were the $25.0 million and $30.0 million repayments of private placement notes in March and September of 2020, respectively, partially offset by the final guaranteed payment associated with the 2016 WSL acquisition in 2019.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

COVID-19

Despite disruptions in the financial markets due to COVID-19, we have been able to fund our liquidity needs to date. We believe we are in a strong liquidity position with a cash, cash equivalents, and marketable securities balance of $814.1 million and $375.8 million of unused credit capacity. Our outstanding debt as of the end of the quarter was $307.0 million, of which only $0.4 million related to finance leases is short-term in nature. We are compliant with all financial covenants under our credit agreements and do not anticipate the need to seek additional capital as a result of COVID-19.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in the Annual Report on Form 10-K for the year ended December 31, 2019 for our contractual obligations as of December 31, 2019. There were no material changes to our contractual obligations during the nine months ended September 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on February 19, 2020.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The Company is party to various lawsuits in the ordinary course of its business. For information relating to legal proceedings, see Note 12, Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019, other than the risks described below.

COVID-19 has adversely affected, and is expected to continue to adversely affect, our operations, supply chains, and workforce, and we have experienced, and expect to continue to experience, volatility in freight volumes and demand for certain of our service offerings.

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

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for consumer products. Additional future impacts on the Company may include, but are not limited to, material adverse effects on demand for the Company’s services; the Company’s supply chain and sales and distribution channels; the Company’s ability to execute its strategic plans; the Company's ability to hire and retain drivers; and the Company’s profitability and cost structure. To the extent COVID-19 adversely affects the Company’s business, results of operations, financial condition, and stock price, it may also have the effect of heightening many of the other risks described in Part I, Item 1A of the 2019 Form 10-K under the heading “Risk Factors.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company does not have a share repurchase program and did not repurchase any equity securities during the three months ended September 30, 2020.

Limitation Upon Payment of Dividends

The 2018 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2018 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	October 29, 2020	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)