Form 10-K
period 2020-12-31
Schneider National, Inc.
filed 2021-02-19
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Yes  ☒            No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐         No ☒

The aggregate market value of Class B common stock held by non-affiliates on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,280.3 million. The registrant’s Class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s Class A common stock is convertible into one share of the registrant’s Class B common stock.

As of February 17, 2021, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,324,846 shares of Class B common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SCHNEIDER NATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020
i

ii

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ARB	Air Resources Board
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors
CARES	Coronavirus Aid, Relief, and Economic Security
CAA	Clean Air Act
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease 2019
DOT	Department of Transportation
ELD	Electronic Logging Devices
EPA	United States Environmental Protection Agency
FLSA	Fair Labor Standards Act of 1938
FMCSA	Federal Motor Carrier Safety Administration
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HOS	Hours of Service
IPO	Initial Public Offering
IRS	Internal Revenue Service
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
LTL	Less than Load. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
MLSI	Mastery Logistics System, Inc.
NAFTA	North American Free Trade Agreement
NHTSA	National Highway Traffic Safety Administration
NYSE	New York Stock Exchange
PSI	Platform Science, Inc.
SaaS	Software as a Service
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S.	United States
USMCA	United States-Mexico-Canada Agreement
VTL	Van Truckload operating segment
WBCL	Wisconsin Business Corporation Law
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.

iii

PART I

ITEM 1. BUSINESS

References to “notes” are to the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Company Overview

We are one of the largest providers of surface transportation and logistics solutions in North America. Schneider National, Inc. is a publicly held holding company that, together with our wholly owned subsidiaries, provides safe, reliable, and innovative truckload, intermodal, and logistics services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” “ours,” the “Company,” and “Schneider” refer to Schneider National, Inc. and its consolidated subsidiaries. We were founded in 1935 and have been a publicly held company since our initial public offering in 2017. Our stock is publicly traded on the NYSE under the ticker symbol SNDR and is included in the Russell 1000 Index. Schneider possesses an array of capabilities and resources that leverage artificial intelligence, data science, and analytics to provide innovative solutions that coordinate the movement of products timely, safely, and effectively, thus adding value to our customers’ supply chains.

Our diversified portfolio of complementary service offerings combines truckload services with intermodal and logistics offerings, enabling us to serve our customers’ varied needs. Our service offerings include transportation of full-truckload freight, which we directly transport utilizing either our company-controlled revenue equipment and company drivers or owner-operators under contract with us. We have arrangements with most of the major North American rail carriers to transport freight in containers. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services tailored to meet individual customer requirements and typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local deliveries, freight handling, specialized equipment, and freight network design. We also provide comprehensive logistics services with a network of thousands of reliable third-party carriers, and through a China-based subsidiary, we offer limited transportation and logistics services in China which consist primarily of brokerage services. We categorize our operations into the following reportable segments:

•Truckload – which consists of freight transported and delivered by our company-employed drivers in company trucks and by owner-operators. These services are executed through either network (formerly called for-hire) or dedicated contracts and include standard long-haul and regional shipping services primarily using dry van, bulk, temperature-controlled, and flat-bed equipment, as well as cross dock and customized solutions for high-value and time-sensitive loads with coverage throughout North America.

•Intermodal – which consists of door-to-door container on flat car (“COFC”) service through a combination of rail and dray transportation, in association with our rail carrier providers. Our intermodal service uses company-owned containers, chassis, and trucks with primarily company dray drivers, augmented by third-party dray capacity.

•Logistics – which consists of freight brokerage (including Power Only which leverages our nationwide trailer pools to match capacity with demand), supply chain (including 3PL), warehousing, and import/export services. Our logistics business provides value-added services using both our assets and third-party capacity, augmented by our trailing assets, to manage and move our customers’ freight.

Our business is seasonal across each of our segments which generally translates to our reported revenues being the lowest in the first quarter and highest in the fourth quarter.
For more information on our reportable segments, see Note 15, Segment Reporting.

We also lease equipment to third parties through our wholly owned subsidiary Schneider Finance, Inc., which is primarily engaged in leasing trucks to owner-operators, including, but not limited to, owner-operators with whom we contract. Additionally, we provide insurance for both company drivers and owner-operators through our wholly owned insurance subsidiary.

Our Mission and Strategy

We are driven by our uncompromising values to safely deliver the goods that enhance the lives of people everywhere. We forge long-term relationships with key customers as an integral partner in, and extension of, their supply chains. Our strategy is based on delivering superior experiences to our customers utilizing an integrated, multimodal approach to provide capacity-oriented solutions centered on delivering customer value and industry-leading service. We believe our operating strategy adds value to customers, fuels our earnings, and generates returns to stockholders. We continually analyze opportunities for capital investment and effective capital deployment to provide more benefits to our customers and increase returns to our shareholders.

Business Developments

COVID-19

With the uncertainties of COVID-19, the Company continues to monitor the impact of the pandemic on all aspects of its business, including the impact to its customers, associates, owner-operators, and business partners. Our operational and financial performance were negatively impacted by a reduction in volumes across our Truckload and Intermodal segments primarily during the second quarter of 2020, however we experienced improvement as the year progressed. Cost reduction initiatives implemented by the Company lessened the impact of reduced volumes, but uncertainty remains regarding the ongoing impact of COVID-19 on our financial condition and future results of operations.

Industry and Competition

Truckload

The trucking industry is at the core of the U.S. economy and moves the vast majority of freight volume in the U.S. Overall, it is a highly competitive and fragmented industry, characterized by many small carriers. Increased regulations and initiatives to improve the safety and reduce emissions of the U.S. trucking industry have impacted industry dynamics in recent years and are discussed in the Regulation section below. Our Truckload segment competes with thousands of dry van and specialty equipment carriers. While we compete with many smaller carriers on a regional basis, only a limited number of carriers represent competition in all markets across North America.

Intermodal

The domestic intermodal segment is highly consolidated, where the top three intermodal providers, including our Intermodal segment, operate a significant portion of the U.S. domestic container fleet. Our Intermodal segment competes with intermodal providers and other transportation service companies.

Logistics

The logistics industry is a large, fast-growing, and fragmented market that represents an integral part of the global economy. Transportation asset owners often provide logistics services to meet excess demand and provide customers with greater breadth of services which results in our Logistics segment competing with other logistics companies and brokerage businesses, and to a lesser extent other truckload carriers.

Customers

During the year ended December 31, 2020, we offered our services to approximately 9,250 customers across our portfolio, including nearly 200 Fortune 500 companies, and 24 of our top 25 customers used services from all three of our reportable segments. Our Logistics segment manages over 36,000 qualified carrier relationships and managed approximately $1.9 billion of third-party freight in 2020.

Our broad portfolio helps limit customer and industry concentration. We receive revenue from a diversified customer base, none of which generated revenues in excess of 10% in 2020. We maintain a broad end-market footprint, encompassing over ten distinct industries including general merchandise, chemicals, electronics and appliances, and food and beverage, among others. Our diversified revenue mix and customer base allows for revenue and yield management stability throughout the year, despite the fact that many of our customers are affected by seasonal fluctuations.

Revenue Equipment

Our company owned revenue equipment fleet was comprised of the following at December 31, 2020:

Revenue Equipment Type	Approximate Number of Units
Over-the-road sleeper cab tractors	7,200
Day cab tractors	1,700
Other tractors (yard tractors, straight trucks, and training tractors)	100
Trailers	36,900
Containers	22,300
Chassis	20,600

Human Capital Matters

As of December 31, 2020, we employed approximately 15,225 associates, 66% of whom are drivers with the remaining 34% consisting of mechanics and warehouse personnel, managers, and other corporate office employees. Approximately 17% of our associates are based at our headquarters in Green Bay, Wisconsin. We have not experienced any work stoppages and consider our associate relations to be good. Currently, seven of our company drivers are members of an organized labor union, as a result of a commitment we made in the 1980s to allow this group of drivers to finish their careers at Schneider while remaining union members. None of our other associates are represented by a labor union.

As a result of our performance, integrity, and collaborative culture, we have a highly engaged workforce. Our workforce is deployed over a diverse set of positions across our segments, geographies, and businesses. Where consistent with our operational needs, we offer a variety of flexible working arrangements to associates, which include remote work arrangements.

As a result of retirements, high turnover rates, and the slow pace of attracting new drivers to the industry, the industry and the long-haul truckload sector, in particular, have been characterized by persistent shortages of truck drivers. Recognizing the indispensable role that our truck drivers play in our ability to serve our customers, making our driver experience the best in the industry and retaining our drivers is a high priority. We employ a number of measures to offset driver turnover, remain focused on driver retention, and maintain a turnover rate which is generally consistent with the industry standard. Those measures include establishing monthly hiring targets, offering drivers competitive salaries and benefits, establishing driver pay scales which provide for increasing pay by experience level and performance, offering both live and remote driver training by experienced driving instructors, maintaining a modern truck fleet with the latest safety technology, and improving the overall driver experience.

We conduct biennial associate surveys to measure associate satisfaction and garner ideas to improve workforce engagement. Survey results are used to implement programs that will enhance associate connectivity with the Company which is believed to lead to increased innovation, productivity, and profitability.

The Company believes that a diverse workforce leads to innovative ideas and a culture that drives unique and inclusive perspectives. We promote an environment where respect for others and their rights are expected.

Owner-Operators

In addition to the company drivers we employ, we enter into contracts with independent contractors who operate as “owner-operators”. Owner-operators are small business owners who operate their own trucks (some may employ drivers they hire) and provide us with services under a contractual arrangement whereby they are generally responsible for the costs of truck ownership and operating expenses. Owner-operators select their own load assignments, have control over their schedule, and are compensated on a per load basis. Owner-operators tend to be experienced drivers and represented approximately 22% of driver capacity as of December 31, 2020.

Environmental, Social, and Governance

We prioritize doing business responsibly and embrace that we have a role to play in the betterment of society. At Schneider, we define sustainability broadly as safe and responsible practices that strengthen the economy and create a safer world. We seek to accomplish this by maintaining a modern fleet to maximize fuel efficiency, leveraging our intermodal service to convert loads from truck to rail, consolidating freight whenever possible, and introducing technologies to coordinate the movement of products timely, safely, and efficiently. Additionally, we continue to evaluate alternative fuel vehicles, and our efforts to improve overall fleet fuel efficiency and reduce greenhouse gas emissions are ongoing. We are an EPA SmartWay® Transport Partner and are proud to be one of only four freight carriers to receive the EPA’s SmartWay® Excellence Award each year since the award was created. We were the first company to receive the National Safety Council’s Green Cross for Safety Award for two consecutive years. As always, we continue to ingrain safety into our corporate culture and strive to conduct all of our operations as safely as possible.

Safety

“Safety first and always” is a Schneider core value. We believe we have a responsibility to our associates, customers, and the community to operate safely. Our safety culture is built on five key components:

•Driver hiring and drug testing. We hire both experienced drivers and drivers new to the industry through a comprehensive hiring process. As part of that process, we voluntarily choose to use hair follicle testing in addition to mandated urine-based drug testing. While costing more per driver, hair follicle testing is generally more accurate than urine-based testing.
•Military drivers. We have a strong relationship with the U.S. military and employ many drivers with military experience. This experience produces quality truck drivers due to the discipline instilled through military training programs.
•Training. Initial training is complemented by regularly scheduled follow-up training to sustain and enhance basic skills. We operate company-sponsored driver training facilities and have invested in simulators for both initial and sustainment training.
•Equipment and technology. We invest in trucks that are configured with roll stability, collision mitigation, lane departure warning, and forward-facing cameras. Driving behavior is electronically monitored, alerts are provided to the driver situationally, and performance is documented for subsequent coaching. We also employ electronic logging, which ensures HOS compliance and reduces fatigue occurrences.
•Active management. Driver leaders and safety coordinators have real-time access to activity in the truck, facilitating situational and scheduled coaching. We have invested in predictive analytics that assist in proactively identifying drivers with potential safety issues and recommending a remediation path.

Truckload carriers share safety performance information in monitored peer-to-peer forums. We have always maintained a satisfactory DOT safety rating, which is the highest available rating.

Fuel

We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies. In 2020, we made 99% of our fuel purchases through negotiated volume purchase discounts. We store fuel in underground storage tanks at ten locations and in above-ground storage tanks at one location. We believe that we are in substantive compliance with applicable environmental laws relating to the storage of fuel.

In response to fluctuations in fuel prices, we use surcharge programs to adjust fuel costs charged to our customers. We believe the most cost-effective protection against variability in fuel costs is to continue the fuel surcharge programs and invest in a fuel-efficient fleet. However, fuel surcharges may not adequately cover potential future increases in fuel prices. As an additional measure, we leverage fuel consumption metrics in evaluating drivers’ performance, and drivers utilize a fuel optimizer program where they purchase fuel at the most cost-effective locations based on distance to empty and fuel purchase commitments.

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

Hours of Service

We are subject to the FMCSA’s HOS rule, which was effective on July 1, 2013.

ELDs

The FMCSA issued its final rule mandating the use of ELDs in December 2015. Under the rule, carriers were required to adopt and use compliant devices beginning in December 2017. In December 2019, the next phase of the ELD mandate went into effect requiring carriers previously grandfathered-in for the use of automatic on-board recording devices to switch to ELDs for logging HOS.

Drug and Alcohol Clearinghouse

The FMCSA issued its final rule establishing the Commercial Driver’s License Drug and Alcohol Clearinghouse (“Clearinghouse”) in 2016 (effective date January 4, 2017). Compliance was required by January 6, 2020. The Clearinghouse requires FMCSA-regulated employers and others to report information related to violations of the drug and alcohol regulation for current and prospective driver employees. It also requires the employers to query the Clearinghouse (a) for current/prospective employees before allowing them to operate a commercial motor vehicle on public roads and (b) for current employees, at least annually for each driver.

Prohibiting Coercion of Commercial Motor Vehicle Drivers

The Prohibiting Coercion of Commercial Motor Vehicle Drivers rule, as adopted by the FMCSA, explicitly prohibits motor carriers and other parties in the supply chain from coercing drivers to violate certain FMCSA regulations, including, but not limited to, driver HOS limits, commercial drivers’ license regulations, drug and alcohol testing rules, and hazardous materials regulations. Under the rule, drivers can report incidents of coercion to the FMCSA, which is authorized to issue penalties against the offending party.

Environmental Regulation

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, fuel storage tanks, emissions from our vehicles and facilities, engine idling, discharge and retention of storm water, and other environmental matters that involve inherent environmental risk. We maintain bulk fuel storage and fuel islands at some of our terminals. We also have vehicle maintenance and repair operations at some of our facilities. Our operations involve the risks of fuel spillage and seepage, discharge of contaminants, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and maintain compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform environmental reviews. We are a partner in the EPA’s SmartWay Transport Partnership, a voluntary program promoting energy efficiency and air quality.

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

Thereafter, the EPA and the NHTSA began taking coordinated steps at a national level in support of a new generation of clean vehicles and engines through reduced GHG emissions and improved fuel efficiency. In September 2011, the EPA finalized federal regulations for controlling GHG emissions, beginning with model year 2014 medium and heavy-duty engines and vehicles and increasing in stringency through model year 2018 and later. The federal regulations relate to efficient engines, use of auxiliary power units, mass reduction, low rolling resistance tires, improved aerodynamics, improved transmissions, and reduced accessory loads.

In December 2013, California’s ARB approved regulations to align its GHG emission standards and test procedures, as well as its tractor-trailer GHG regulation, with the federal Phase 1 GHG regulation, which applied fuel efficiency standards to vehicles for model years 2014 to 2018 and later.

In October 2016, the EPA and the NHTSA published a Final Rule for Phase 2 of the GHG emissions and fuel efficiency standards for medium and heavy-duty engines and vehicles. The Final Rule, which became effective as of December 27, 2016, is expected to lower CO2 emissions by 1.1 billion metric tons and reduce oil consumption by up to 2 billion barrels over the lifetime of vehicles sold under the Phase 2 program. First-time CO2 and fuel consumption standards for combination tractors and engines (which are subject to individual and separate regulatory requirements) commence in calendar year 2021, increase incrementally in 2024, and achieve a fully phased-in requirement in 2027. EPA and NHTSA expect that motor carriers will meet the increased standards using technology improvements in multiple areas, including the engine, transmission, driveline, aerodynamic design, extended idle reduction technologies, and the use of other accessories.

Since its adoption of the Phase 2 Final Rule, the EPA has received various petitions for reconsideration based on the position that the EPA lacked legal authority to regulate certain types of vehicles, including glider vehicles and trailers. In light of these petitions, the EPA decided to revisit certain provisions in the Phase 2 Final Rule. In November 2017, the EPA issued a proposal to repeal the emissions standards and other requirements for heavy-duty glider vehicles, glider engines, and glider kits based upon a proposed interpretation of the CAA under which glider vehicles would be found not to constitute “new motor vehicles” within the meaning of CAA Section 216(3), glider engines would be found not to constitute “new motor vehicle engines” within the meaning of CAA Section 216(3), and glider kits would not be treated as “incomplete” new motor vehicles. Under this proposal interpretation, the EPA would lack authority to regulate glider vehicles, glider engines, and glider kits under CAA Section 202(a)(1). The public comment period for this proposal expired on January 5, 2018, and the EPA has not taken further action on the proposed rule.

Current and proposed GHG regulations could impact us by increasing the cost of new trucks, impairing productivity, and increasing our operating expenses.

Federal and state lawmakers are considering a variety of climate-change proposals related to carbon and GHG emissions. The proposals could potentially limit carbon emissions for certain states and municipalities, which continue to restrict the location and amount of time that diesel-powered trucks may idle.

AB 5

In September 2019, California passed California Assembly Bill 5, more commonly referred to as “AB 5”, which codifies the standard known as the “ABC test” in order to determine whether a worker is considered an independent contractor or an employee for purposes of employee benefits such as sick leave, paid vacation, and overtime, among other legal requirements. Observers generally view AB 5 as lowering the threshold for classifying a worker as an employee as opposed to an independent contractor. AB 5 was scheduled to go into effect on January 1, 2020; however, a California Federal District judge has issued a preliminary injunction enjoining California from enforcing AB 5 as to motor carriers while the case is pending. This decision was appealed and a panel of the Ninth Circuit Court of Appeals heard oral arguments on September 2, 2020. If AB 5 is upheld, capacity and rates throughout the industry could be widely impacted.

Technology

Our in-cab telematics platform delivers on-board technology through our private application store to enable regulatory compliance and driver productivity needs. This comprehensive platform includes message capabilities, applications that scan and automate paperwork, and customer and location specific step-by-step work assignments. Our telematics platform is fully integrated with our back-office planning and execution systems and delivers real-time data in our business. Trailer and container fleets are equipped with monitoring devices which function both when tethered to a tractor or standing alone. Our tractors are equipped with stability control and collision mitigation technology, lane departure warning, and forward-facing cameras. All tractor technology interfaces with the in-cab device and provides the driver and the driver’s leader with real-time performance data.

Our business is executed through an integrated technology platform that encompasses an end-to-end process design which focuses on information accessibility across our value chain. Our platform enables an integrated approach to cash processing including load/order acceptance based on driver and network optimization, vehicle dispatch, continuous quote monitoring, and visibility to the load from pick-up to delivery and customer collection. Proprietary decision support tools are embedded throughout the platform and assist our associates in making the right trade-offs among drivers’ needs for earnings and work-life balance, customers’ needs for reliable capacity and service, and our business and its shareholders’ needs for an adequate return. Decision support tools improve our ability to, among other things, situationally coach drivers, minimize fuel costs, and maintain the fleet in the most cost-effective manner.

We continue to expand our business capabilities by extending our foundational Quest platform and making advancements to our in-cab technology. We are also leveraging mobile applications to better connect with company drivers and customers. One example is a mobile application that prompts our company drivers to rate the shipping, receiving, and driver support locations that they visit. Our gathering and sharing of this information with customers and providers have been well received and are driving action to improve the drivers' experience. Schneider FreightPower® digitally connects the benefits of Quest with the strength of our trailer network and carrier relationships to service our customers.

Available Information

We make a number of reports and other information available free of charge on our website, www.schneider.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Our investor relations website also contains corporate governance guidelines, our code of ethics and whistleblower policy, Board committee charters, and other corporate policies. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Information About Our Executive Officers

Our executive officers as of February 19, 2021, together with their ages, positions, and business experience are below:

Name	Age	Position
Mark B. Rourke	56	President, Chief Executive Officer and Director
Stephen L. Bruffett	57	Executive Vice President, Chief Financial Officer
Shaleen Devgun	48	Executive Vice President, Chief Information Officer
Robert Reich	54	Executive Vice President, Chief Administrative Officer
David Geyer	56	Executive Vice President, Group President of Transportation & Logistics
Thomas G. Jackson	55	Executive Vice President, General Counsel

Mark B. Rourke has served as our Chief Executive Officer and President, and as a Director, since April 2019. Prior to serving as our Chief Executive Officer, Mr. Rourke served as Executive Vice President and Chief Operating Officer and held various other roles within Schneider including President of our Truckload Services Division and General Manager of Schneider Transportation Management, where he was responsible for the effective delivery to market of sole source, promotional, and brokerage service offerings. Mark held a variety of other leadership roles at Schneider with increasing responsibility including Vice President of Customer Service, Director of Transportation Planning for Customer Service, Midwest Area Service Manager for Customer Service, and Director of Driver Training. Mr. Rourke joined our company in 1987, holds a bachelor’s degree in marketing from the University of Akron, Ohio, and has attended programs on corporate governance and strategic leadership at Harvard University. He currently serves on the Board for the U.S. Chamber of Commerce and The Shyft Group.

Stephen L. Bruffett has served as our Chief Financial Officer and Executive Vice President since April 2018. Prior to joining Schneider, Mr. Bruffett served as Executive Vice President and Chief Financial Officer of Con-way, Inc., a multinational freight transportation and logistics company, from 2008 until 2015. Before joining Con-way in 2008, Mr. Bruffett held senior financial leadership positions at YRC Worldwide, Inc., a publicly traded transportation services company, from 1998 to 2008 rising to the role of Executive Vice President and CFO, and various finance positions at American Freightways. Mr. Bruffett holds a bachelor’s degree in business administration from the University of Arkansas and a master’s degree in business administration from the University of Texas.

Shaleen Devgun has served as our Executive Vice President and Chief Information Officer since July 2015. Mr. Devgun previously served as Vice President for Strategy, Planning, and Solution Delivery. Prior to joining our company in 2009, Mr. Devgun spent 12 years in management consulting roles with DiamondCluster International and Deloitte, specializing in corporate venturing, formulation and execution of business and technology strategy, program leadership, and operational design. He holds bachelor’s degrees in economics and math from the University of Pune and a master’s degree in business administration from the University of Detroit Mercy. He also serves on the Board for the Fox Cities Performing Arts Center.

Robert Reich has served as our Executive Vice President and Chief Administrative Office since April 2019. Prior to serving as our Chief Administrative Officer, Mr. Reich served as Senior Vice President, Equipment, Maintenance, and Driver Development from 2014 through 2019, as well as other senior leadership roles at Schneider across the maintenance, human resources, driver development and training, and safety areas. Before joining Schneider, Mr. Reich served as an officer in the U.S. Army and was a member of the 1st Cavalry Division at Fort Hood. He holds a bachelor’s degree in electrical engineering from Pennsylvania State University and a master’s degree in business administration from the University of Wisconsin-Oshkosh. He also serves as the Chair for the Board of the North American Council for Freight Efficiency.

David Geyer has served as our Executive Vice President, Group President, Transportation & Logistics since April 2019. He previously served as our Senior Vice President, Group Manager of Truckload Services from 2012 to 2019 and led Schneider’s Global Commercial Services. Mr. Geyer holds a bachelor’s degree in industrial technology from the University of Wisconsin-Stout and has completed executive programs in corporate governance at UCLA and finance at the University of Chicago. He also serves on the Board for the Northeastern Wisconsin chapter of the American Red Cross.

Thomas G. Jackson has served as Executive Vice President and General Counsel since July 2019. Prior to joining Schneider, Mr. Jackson served as Senior Vice President, Secretary, and General Counsel of Knowles Corporation from 2014 to 2019. Prior to joining Knowles, Mr. Jackson served as Vice President and Assistant General Counsel at Jabil Circuit, Inc. from March 2012 to December 2013. In addition, he served as Vice President, General Counsel, and Secretary at P.H. Glatfelter Company from June 2008 to November 2011, and as its Assistant General Counsel, Assistant Secretary, and Director of Compliance from September 2006 to June 2008. Mr. Jackson holds both a juris doctor and a master of business administration from Villanova University, as well as a bachelor of science degree in mechanical engineering from Drexel University.

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

You should consider each of the following factors, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes, in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. In general, we are subject to the same general risks and uncertainties that impact many other companies such as general economic, industry, and/or market conditions and growth rates; risks and uncertainties associated with or arising out of COVID-19 and possible future pandemics; possible future terrorist threats or armed conflicts and their effect on the worldwide economy; and changes in laws or accounting rules. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.

Risks Related to Our Business, Industry, and Strategy

Our operating results may be adversely affected by unfavorable economic and market conditions.
Our business and results of operations are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand, industry truck capacity, and our operating costs. We cannot predict future economic conditions, fuel price fluctuations, revenue equipment resale values, or how consumer confidence could be affected by such conditions. Economic conditions that decrease shipping demand, including but not limited to public health crises or outbreaks of infectious diseases, or increases in truck capacity in the North American transportation and logistics industry can exert downward pressure on rates and equipment utilization. In general, a significant decline in shipping volumes within the industry or increases in available truck capacity results in more aggressive freight pricing as carriers compete for loads and to maintain truck productivity. Likewise, we are also subject to cost increases outside our control that could materially reduce our profitability if we are unable to offset such increases either through rate increases or cost reductions. Such cost increases include, but are not limited to, driver wages, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, regulations, revenue equipment and related maintenance costs, and healthcare and other employee benefit costs. We cannot predict whether, or in what form, any such cost increases could occur. Any such cost increase or event could adversely affect our results of operations or cash flows.

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
Our industry has experienced market entrance by well-resourced, non-traditional firms or startups who, in some cases, have undercut market prices via digital brokerage platforms to take market share in the fragmented North American transportation and logistics industry.

Our competitors, as well as new market entrants, may also introduce or adopt new brokerage platforms or technologies, which could increase competitive pressures. Although we believe we are well positioned and have adopted technologies, developed strategies, and heavily invested in our own digital service offerings to deter, compete with, or supplant existing competitors and new market entrants, there can be no assurance that our investments, technologies, or strategies will be successful.

We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.
We strive to maintain a diverse customer base however, a significant portion of our operating revenues is generated from a number of major customers, the loss of one or more of which could, in any given quarter, have a materially adverse effect on our business. Refer to Part I, Item 1, “Business” for information regarding our customer concentrations. Aside from our dedicated operations, we generally do not have long-term contractual relationships or rate agreements or minimum volume guarantees with our customers. Furthermore, certain of the long-term contracts in our dedicated operations are subject to cancellation. There is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition, and results of operations.

Difficulties attracting and retaining qualified drivers could materially, adversely affect our profitability and ability to maintain or grow our fleet.
Like many truckload carriers, we experience difficulty in attracting and retaining sufficient numbers of qualified drivers, both new and experienced, including owner-operators, and such shortages have and could continue to require us to significantly increase driver compensation, rely more on higher-cost third-party carriers, idle revenue equipment, or dispose of the equipment altogether, any of which could adversely affect our growth and profitability. Our challenge with attracting and retaining qualified drivers is driven by several factors including intense market competition for a limited pool of qualified drivers, low starting and inconsistent driver pay, the preference among drivers to work closer to home and be home most nights, and our highly selective hiring standards.

Our turnover rate requires us to continually recruit a substantial number of company and owner-operator drivers in order to meet customer demand. Owner-operator availability is generally affected by operating cost increases (which the owner-operator is responsible for) and generally favorable economic conditions, which drive overall increases in customer demand and heightened competition for owner-operators from other carriers. When shortages of owner-operators occur, we may be forced to increase the settlement rates paid to them and increase company driver pay rates to attract and retain a sufficient number of drivers. These increases could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

COVID-19 has adversely affected, and could continue to adversely affect, our operations, supply chains, and workforce, and we have experienced, and expect to continue to experience, volatility in freight volumes and demand for certain of our service offerings.
The spread of COVID-19 throughout the U.S. has prompted state and local governments and businesses to take unprecedented measures in response. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. COVID-19 has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

There is continued uncertainty around the duration, breadth, and economic impacts of COVID-19. Government and public health officials continue to recommend or mandate precautions to mitigate the spread of COVID-19, including prohibitions on congregating in large groups, the closing of businesses and operations to the extent such businesses or operations are not considered an essential service, and shelter-in-place orders or similar measures. Consequently, our customers, suppliers, third-party business partners, and contractors continue to be disrupted in numerous ways, including worker absenteeism, quarantines and other restrictions on associates’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions.

The Company is continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The full extent of the impact of COVID-19 on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the development and availability of effective treatments and vaccines; the potential for employee lawsuits for tort claims alleging that unsafe workplaces have caused employees to contract COVID-19, left them at heightened risk of exposure, or otherwise relating to the COVID-19 pandemic; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. To the extent COVID-19 adversely affects the Company’s business, results of operations, financial condition, and stock price, it may also have the effect of heightening many of the other risks described throughout the “Risk Factors” section.

To date, the Company experienced a decrease in driver capacity which has reduced volume in varying degrees across its portfolio of services. The mandated precautions to mitigate the spread of COVID-19 and other related disruptions have had, and may continue to have, an impact on the Company’s freight volumes, adversely affecting our revenues and earnings. We experienced declines in freight volumes in our Truckload and Intermodal segments, certain of our customers closed portions of their operations and/or deferred decisions to award freight, and there was a decrease in the flow of new drivers entering the industry. Additional future impacts on the Company (some of which have already occurred as described in this risk factor) may include, but are not limited to, material adverse effects on demand for the Company’s services, the Company’s supply chain and sales and distribution channels, the Company’s ability to execute its strategic plans, the Company’s ability to hire and retain drivers, and the Company’s profitability and cost structure. Like other essential businesses, we continue to navigate the unprecedented challenge of remaining operational during a pandemic and are mindful of the liability risks of doing so. To help alleviate some of the challenges our associates may be facing as a result of COVID-19, we have expanded our paid time off policy and are covering the cost of health insurance premiums in certain instances. While no one can predict with any certainty the scale, length of disruption, or liabilities resulting from COVID-19, it is possible that our results of operations could continue to be negatively affected by the impact of the virus on the Company’s associates, customers, and suppliers or further governmental, regulatory, fiscal, and public health responses.

The COVID-19 outbreak and the resulting impact on our operating performance has also affected, and may continue to affect, the estimates and assumptions made by management. Such estimates and assumptions include among other things, the Company’s goodwill, long-lived, and held for sale asset valuations; current expected credit losses; healthcare reserves; and measurement of compensation cost for certain share-based awards and annual incentive plans. We are unable to predict any future impacts of COVID-19 on our business, financial condition, and results of operations at this time.

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
Because the services that we market and sell under the Schneider brand generate essentially all of the Company’s net revenues, the Schneider brand name is our most valuable sales and marketing tool. Press coverage, lawsuits, regulatory investigations, or other adverse publicity that assert some form of wrongdoing or that depict the Company or any of our executives, associates, contractors, or agents in a negative light, regardless of the factual basis for the assertions being made, could tarnish our reputation and result in a loss of brand equity. If we do not maintain and protect our brand image and reputation, demand for our services could wane and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

If fuel prices increase significantly, our results of operations could be adversely affected.
Our truckload operations are dependent upon diesel fuel, and accordingly, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Prices and availability of petroleum products are subject to political, economic, geographic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel.

Our fuel surcharge program does not protect us against the full effect of increases in fuel prices, and the terms of our fuel surcharge agreements vary by customer. In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. There is variability in the compensatory nature of individual customer fuel surcharge programs that can affect inflationary cost recovery of fuel.

There is no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations. As of December 31, 2020, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

We are making strategic investments in new offerings and technologies and expect to continue to make such investments in the future. These ventures are inherently risky, and we may never realize any expected benefits from them which could have a material adverse effect on our business and financial results.
We engage in strategic transactions and make strategic investments including investments in autonomous vehicle technology, cloud-based transportation management system software platforms, telematics, and mobile software applications which are focused on establishing a competitive advantage in the transportation and logistics services offered by the Company or exploiting new market opportunities. Refer to Note 5, Investments, to our consolidated financial statements for information on our strategic investments. Such strategic investments naturally entail risks and uncertainties, some of which are beyond our control. For example, we may not be able to derive value from strategic investments or we may incur higher than expected costs in realizing a return on such investments or overestimate the benefits that we receive or realize from such investments. Therefore, we cannot provide assurance that any of our strategic investments will generate anticipated financial returns. If our strategic investments fail to meet our expectations, our business and results of operations may be adversely impacted.

If we cannot effectively manage the challenges associated with doing business internationally, our revenues and profitability may suffer.
Our results are affected by the success of our operations in Mexico, Canada, and China. We are subject to risks of doing business in those countries, including fluctuations in foreign exchange rates and currency controls, local economic and political conditions, restrictive trade policies, imposition of foreign duties and taxes, U.S. and foreign anti-corruption laws, U.S. and foreign trade policies, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, and social, political, and economic instability. Additional risks associated with our foreign operations include restrictive trade policies and imposition of duties, taxes, or government royalties by the governments of Mexico and Canada. On July 1, 2020, the new USMCA entered into force as a replacement to the NAFTA. The USMCA contains significant improvements and modernized approaches to rules of origin, agricultural market access, intellectual property, digital trade, labor, and numerous other sectors. It is difficult to anticipate the full impact of the USMCA on our business, financial condition, cash flows, and results of operations. In addition, if we are unable to maintain our Customs Trade Partner Against Terrorism, Free and Secure Trade, and Partners in Protection status, we may have significant border delays. This could cause our Mexican and Canadian operations to be less efficient than those of our competitors.

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

Risks Relating to Our Financial Condition, Taxation, and Capital Requirements

Our goodwill or long-lived assets may become impaired, which could result in a significant charge to earnings.
We hold significant amounts of goodwill and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2020, the balance of our goodwill, capitalized software, and long-lived assets was $2.0 billion, and the total market value of the Company’s outstanding shares was $3.7 billion. Under GAAP, our goodwill and long-lived assets are subject to an impairment analysis when events or changes in circumstances indicate the carrying value of such goodwill or long-lived assets may not be recoverable. In addition, we test goodwill for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in applicable laws or regulations or legal proceedings, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our long-lived assets is materially impaired. In this case, we would be required under GAAP to record a noncash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our effective tax rate may fluctuate which would impact our future financial results.
Our effective tax rate may be adversely impacted by, among other things, changes in the valuation of deferred tax assets, changes in the regulations relating to capital expenditure deductions, or changes in tax laws where we operate, including the uncertainty of future tax rates. We cannot give any assurance as to the stability or predictability of our effective tax rate in the future because of, among other things, uncertainty regarding the tax laws and policies of the countries where we operate.

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
We self-insure, or insure through our wholly-owned captive insurance company, a significant portion of our claims exposure resulting from, auto liability, general liability, cargo, and property damage claims, as well as workers’ compensation. In addition to insuring portions of our risk, our captive insurance company provides insurance coverage to our owner-operator drivers. We are also responsible for our legal expenses relating to such claims which can be significant both on an aggregate and individual claim basis. Although we reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience, estimating the number and severity of claims, as well as related costs to settle or resolve them, is inherently difficult, and such costs could exceed our estimates. Accordingly, our actual losses associated with insured claims may differ materially from our estimates and adversely affect our financial condition and results of operations in material amounts.

As a supplement to our self-insurance program, we maintain insurance with excess insurance carriers for potential losses which exceed the amounts we self-insure. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, where juries have awarded tens or even hundreds of millions of dollars to accident victims and their families. Given this recent trend, it is possible that one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our aggregate insurance coverage, we would bear the excess, in addition to our other self-insured amounts.

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

Risks Relating to Our Governance Structure

Voting control of the Company is concentrated with a Voting Trust that was established for certain members of the Schneider family which limits the ability of our other shareholders to influence major corporate transactions.
We currently have a dual class common stock structure consisting of (1) Class A common stock, entitled to ten votes per share and (2) Class B common stock, entitled to one vote per share. The Schneider family, including trusts established for the benefit of certain members of the Schneider family, collectively beneficially own 100% of our outstanding Class A common stock and approximately 42% of our outstanding Class B common stock, representing approximately 94% of the total voting power of all of our outstanding common stock and approximately 69% of our total outstanding common stock.

A Voting Trust holds the shares of Class A common stock that are beneficially owned by the Schneider family. The independent directors who are members of our Corporate Governance Committee serve as trustees of the Voting Trust, and, in general, those directors have full power and discretion to vote the Class A shares included in the Voting Trust with two exceptions. First, in the case of any Major Transaction (as defined under our Amended and Restated Bylaws, including, most notably, a transaction resulting in more than 40% of the voting power of our common stock being held outside of the Schneider family), the independent directors of our Corporate Governance Committee must vote the shares of common Class A stock held in the Voting Trust as directed by the trustees of certain trusts which have been established for the benefit of certain Schneider family members. As a result, the outcome of the vote on any Major Transaction is not within the discretion of the Voting Trustees. Second, the independent directors of our Corporate Governance Committee must vote the shares of common Class A stock held in the Voting Trust in accordance with a nomination process agreement pursuant to which two specified Schneider family members will be nominated to serve on our Board on an annual, rotating basis.

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

We have elected to take advantage of this “controlled company” exemption, and therefore the holders of our Class B common stock may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could therefore make our Class B common stock less attractive to some investors or otherwise depress our stock price.

The price of our Class B common stock has been and may continue to be volatile and may fluctuate significantly which may adversely impact investor confidence and increase the likelihood of securities class action litigation.
Our Class B common stock price has experienced volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, the gain or loss of customers, announcements that we, our competitors, our customers, or our vendors or other key partners may make regarding their operating results and other factors which are beyond our control such as market conditions in our industry, new market entrants, technological innovations, and economic and political conditions or events. These and other factors may cause the market price and demand for our Class B common stock to fluctuate substantially. During 2020, the closing stock price of our Class B common stock ranged from a low of $16.61 per share to a high of $27.76 per share. Our Class B common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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
Each of our certificate of incorporation, our by-laws, and Wisconsin law, as currently in effect, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to a bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others:

•a dual class common stock structure, which provides the Schneider National, Inc. Voting Trust with the ability to control the outcome of matters requiring shareholder approval, even if the Schneider National, Inc. Voting Trust beneficially owns significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
•a requirement that certain transactions be conditioned upon approval by 60% of the voting power of our capital stock, including any transaction which results in the Schneider family holding less than 40% of the voting power of our capital stock, a sale of substantially all of our assets, and a dissolution;
•no provision for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;
•the inability of shareholders to call a special meeting except when the holders of at least ten percent of all votes entitled to be cast on the proposed issue submit a written demand;
•advance notice procedures for the nomination of candidates for election as directors or for proposing matters that can be acted upon at shareholder meetings;
•the ability of our directors, without a stockholder vote, to fill vacancies on our Board (including those resulting from an enlargement of the Board);
•the requirement that both 75% of the directors constituting the full Board and stockholders holding at least 80% of our voting stock are required to amend certain provisions in our certificate of incorporation and our by-laws; and
•the right of our Board to issue preferred stock without stockholder approval.

Our status as a Wisconsin corporation and the anti-takeover provisions of the WBCL may discourage, delay, or prevent a change in control even if a change in control would be beneficial to our shareholders by prohibiting us from engaging in a business combination with any person that is the beneficial owner of at least 10% of the voting power of our outstanding voting stock (an “interested shareholder”) for a period of three years after such person becomes an interested shareholder, unless our Board has approved, before the date on which the shareholder acquired the shares, that a business combination or the purchase of stock made by such interested stockholder on such stock acquisition date. In addition, we may engage in a business combination with an interested shareholder after the expiration of the three-year period with respect to that shareholder only if one or more of the following conditions is satisfied: (1) our Board approved the acquisition of the stock before the date on which the shareholder acquired the shares, (2) the business combination is approved by a majority of our outstanding voting stock not beneficially owned by the interested shareholder, or (3) the consideration to be received by shareholders meets certain fair price requirements of the WBCL with respect to form and amount.

These provisions could have the effect of discouraging, delaying, or preventing a transaction involving a change in control of our company. These provisions could also have the effect of discouraging proxy contests and make it more difficult for our non-controlling shareholders to elect directors of their choosing and cause us to take other corporate actions.

In light of present circumstances, we believe these provisions taken as a whole protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers or prevent the removal of incumbent directors. However, these provisions could delay or prevent an acquisition that our Board determines is not in the best interests of the Company and all of our stockholders.

We may change our dividend policy at any time.
The declaration and amount of any future dividends, including the payment of special dividends, is subject to the discretion of our Board and is not assured. Each quarter, the Board considers whether the declaration of a dividend is in the best interest of our shareholders and in compliance with applicable laws and agreements. Although we expect to continue to pay dividends to holders of our Class A and Class B common stock, we have no obligation to do so, and our dividend policy may change at any time without notice. Future dividends may also be affected by factors that our Board deem relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws, or corporate laws and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, we may not pay dividends at any rate or at all.

Risks Related to Legal Compliance

If the independent contractors with whom we engage under our alternative owner-operator business model are deemed by law to be employees, our business, financial condition, and results of operations could be adversely affected.
Like many of our competitors, in certain of our service offerings we offer an alternative, owner-operator business model, which provides opportunities for small business owners and private entrepreneurs who own tractors to selectively contract with us as independent contractors to transport freight, which they choose, at contracted rates. Were such independent contractors subsequently determined to be our employees, we would be liable under various federal and state laws for a variety of taxes, wages, and other compensation and benefits, including for prior periods, which were not timely paid or remitted. In the U.S., the regulatory and statutory landscape relating to the classification status of independent contractors (or workers) who work in temporary or flexible jobs and who are paid by the task or project is evolving. Some state governments and federal and state regulatory authorities, as well as independent contractors themselves, have asserted that independent contractor drivers in the trucking industry, such as those operating under our owner-operator model, are employees rather than independent contractors for a variety of purposes, including income tax withholding, workers’ compensation, wage and hour compensation, unemployment, and other issues. Some states have enacted, or are considering, new laws to make it harder to classify a worker as independent contractors and easier for tax and other authorities to reclassify independent contractors as employees. Additionally, federal legislators, among other things, have sought to abolish a safe harbor which allows taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice and extend the FLSA which establishes minimum wage, overtime pay, recordkeeping, and other employment standards affecting employees in the private sector and in federal, state, and local governments, to independent contractors. Additionally, courts in certain jurisdictions have recently issued decisions that could result in a greater likelihood that independent contractors will be judicially classified as employees. As a result, we are, from time to time, party to administrative proceedings and litigation, including class actions, alleging violations of the FLSA and other state and federal laws which seek retroactive reclassification of certain current and former independent contractors as employees. An adverse decision in such legal proceedings in an amount that materially exceeds our reserves or, federal or state legislation in this area which render the owner-operator model either impractical or extinct thereby curtailing our revenue opportunities, could have an adverse effect our results of operations and profitability.

We operate in a regulated industry, and increased direct and indirect costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.
In the U.S., the DOT, FMCSA, and various state agencies exercise broad powers over our business, generally governing matters including authorization to engage in motor carrier service, equipment operation, safety, financial reporting, and leasing arrangements with independent contractors. We are audited periodically by the DOT to ensure that we are in compliance with various safety, HOS, and other rules and regulations. If we were found to be out of compliance, the DOT could restrict or otherwise impact our operations. We also operate in various Canadian provinces (as granted by the Ministries of Transportation and Communication in such provinces) and contract with third-party carriers to transport freight into Mexico. Our failure to comply with any applicable laws, rules, or regulations to which we are subject, whether actual or alleged, could expose us to fines, penalties, or potential litigation liabilities, including costs, settlements, and judgments. Further, these agencies or governments could institute new laws, rules or regulations, or issue interpretation changes to existing regulations at any time. The short and long-term impacts of changes in legislation or regulations are difficult to predict and could materially and adversely affect our earnings and results of operations.

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

General Risk Factors

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
From time to time, we are involved in various legal proceedings and claims arising in the ordinary course of our business, including those related to accidents involving our trucks, cargo claims, commercial disputes, property damage, and environmental liability, which may not be covered by our insurance. Such proceedings include claims by current or former employees or third parties, and certain proceedings have been certified or purport to be class actions. In appropriate cases, we have taken and will seek subrogation from third parties who are responsible for losses or damages that we may become legally obligated to pay to claimants. The costs of defending or maintaining such legal proceedings, particularly class-action litigation, may be substantial and, in any period, could have a material adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, we owned or leased approximately 180 properties across 36 states, Canada, and Mexico. Our expansive network includes approximately 35 operating centers, 9 distribution warehouses, 13 offices, and over 100 drop yards. In addition, we physically operate at several customer locations.

The operating centers we own or lease throughout the U.S. offer on-site management to support our transportation network for our Truckload and Intermodal segments. Often, our facilities include customer service centers, where our customers may contact a company representative to discuss their loads/orders, fuel and maintenance stations, and other amenities to support our drivers. Our facility network also includes warehouse capacity to further enhance our supply chain solutions. The following table provides a list of 30 properties that are central to our transportation network and indicates the functional capability at each site as of December 31, 2020. Approximately 43% of the properties are owned and approximately 57% are leased.

Facility Capabilities
Location	Owned or Leased	Segment	Customer Service	Operations	Fuel	Maintenance
Atlanta, GA	Owned	Truckload	X	X	X	X
Carlisle/Harrisburg, PA	Leased	Truckload	X	X	X	X
Charlotte, NC	Owned	Truckload	X	X	X	X
Chicago, IL	Leased	Logistics	X	X
Chicago, IL	Leased	Intermodal		X		X
Dallas/Wilmer, TX	Owned	Truckload	X	X		X
Dallas, TX	Leased	Logistics	X	X
Des Moines, IA	Leased	Truckload		X
Edwardsville, IL	Owned	Truckload	X	X	X	X
Farmington Hills, MI	Leased	Logistics	X	X
Gary, IN	Owned	Truckload	X	X	X	X
Green Bay, WI	Owned	Truckload		X		X
Green Bay, WI (three facilities)	Both	Other	X	X
Houston, TX	Leased	Truckload	X	X	X	X
Houston, TX	Leased	Truckload		X		X
Indianapolis, IN	Owned	Truckload	X	X	X	X
Laredo, TX	Leased	Truckload	X	X	X	X
Mexico City, Mexico	Leased	Multiple	X	X
Obetz, OH	Leased	Truckload	X	X		X
Phoenix, AZ	Owned	Truckload	X	X		X
Port Wentworth, GA	Leased	Logistics		X
Portland, OR	Owned	Truckload	X	X	X	X
Puslinch/Guelph, ON	Owned	Truckload	X	X	X	X
Reserve, LA	Leased	Truckload		X		X
Salt Lake City, UT	Leased	Truckload	X	X		X
San Bernardino, CA	Leased	Intermodal		X
Shrewsbury, MA	Leased	Truckload	X	X		X
West Memphis, AR	Owned	Truckload	X	X	X	X

ITEM 3. LEGAL PROCEEDINGS

We are currently, directly or indirectly, involved in certain litigation or claims arising from the normal conduct of our business. Where appropriate, we have accrued for these matters or notified our insurance carriers of the potential loss. Based on present knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations, or liquidity.

For a description of certain pending legal proceedings, see Note 14, Commitments and Contingencies, of the notes to consolidated financial statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders of Record

As of February 17, 2021, there was one holder of record of our Class A common stock, and there were 51 holders of record of our Class B common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have paid quarterly cash dividends on our common stock since our IPO in April 2017, and we intend to continue paying regular quarterly dividends. On October 26, 2020, our Board approved a special cash dividend of $2.00 per share, which was paid on November 19, 2020 to shareholders of record on November 9, 2020. The declaration and amount of any future dividends, including special dividends, is subject to the discretion of our Board and will depend on our financial condition, earnings, legal requirements, certain debt agreements we are then party to, and other factors our Board deems relevant and, therefore, is not assured. Our Amended and Restated Articles of Incorporation provide that holders of our Class A common stock and holders of our Class B common stock will be treated equally and ratably on a per share basis with respect to any such dividends, unless disparate treatment is approved in advance by the vote of the holders of a majority of the outstanding shares of our Class A common stock and Class B common stock, each voting as a separate group.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	508	$25.11	—	$—
November 1 - November 30	—	—	—	—
December 1 - December 31	—	—	—	—
Total	508	$25.11	—	$—
(1)Represents shares of common stock that employees surrendered to satisfy withholding taxes related to the vesting of restricted stock. The 2017 Omnibus Incentive Plan and the award agreements allow participants to elect to satisfy, in whole or in part, any applicable U.S. Federal, state, and local tax withholding obligations arising in connection with plan awards by authorizing the Company to withhold a number of restricted shares that would otherwise vest, with a fair market value equal to such withholding liability. During the year ended December 31, 2020, the Company withheld 49,441 shares that employees presented to the Company to satisfy withholding taxes for the vesting of restricted stock.
(2)The Company is not currently participating in a share repurchase program.

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

The following graph compares the cumulative total shareholder return on our Class B common stock to the cumulative total return of the Standard and Poor’s 500 Stock Index, the Dow Jones Transportation Index, and a customized peer group for the period from April 6, 2017, the date of our IPO, through December 31, 2020. The 2018 peer group, which was used by the Board’s Compensation Committee for 2019 compensation decisions, consisted of ArcBest Corp., JB Hunt Transport Services, Inc., Ryder System, Inc., Avis Budget Group, Inc., Knight Transportation, Inc.,1 Swift Transportation Co.,1 C.H. Robinson Worldwide, Landstar System, Inc., Werner Enterprises, Inc., Expeditors International of Washington, Inc., Old Dominion Freight Line, Inc., XPO Logistics, Hub Group, Inc., Kirby Corporation, and YRC Worldwide. There were no changes to the 2019 peer group used to make 2020 compensation decisions. The comparison assumes $100 was invested on April 6, 2017 in our Class B common stock and in each of the foregoing indices and peer group and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	4/6/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Schneider National, Inc.	$100.00	$151.26	$99.83	$118.00	$124.13
S&P 500 - Total Returns	100.00	115.05	110.00	144.64	171.25
Dow Jones Transportation	100.00	117.46	102.98	124.44	145.00
2019 Peer Group	100.00	131.58	108.60	136.36	170.55
1     Effective September 8, 2017, the businesses of Knight Transportation, Inc. and Swift Transportation Co. were merged under a single parent company, Knight-Swift Transportation Holding, Inc.

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

INTRODUCTION

Company Overview

We are a transportation and logistics services company providing a broad portfolio of truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Our diversified portfolio of complementary service offerings combines truckload services with intermodal and logistics offerings, enabling us to serve our customers’ varied transportation needs.

Recent Developments

COVID-19

COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the President of the U.S. in March 2020. Schneider continues to monitor the impact of COVID-19 and take steps to mitigate risks posed by the virus. The impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the efforts of governments at the national, state, and local levels to manage the outbreak, the impact of the pandemic and governmental actions on our customers, and the timing and rollout of approved vaccines to combat the spread of COVID-19, which are uncertain and not fully predictable.

The Company provides an essential service to its customers and has taken additional measures to keep our associates safe and to minimize unnecessary risk of exposure to COVID-19, including precautions for our associates and owner-operators who work in the field. We have also implemented work from home policies where appropriate and imposed travel limitations on employees.

The Company implemented and continues to maintain physical and cyber-security measures to ensure our systems remain functional in order to serve our operational needs with a remote workforce and ensure uninterrupted service to our customers.

The Company’s operational and financial performance was impacted by a decrease in demand primarily during the second quarter of 2020 resulting, in part, from government imposed stay-at-home orders and the related closure of certain customers as a result of COVID-19. We believe the largest impacts from COVID-19 were experienced in the second quarter of 2020. Freight demand began to normalize during the third quarter, and we did not experience significant negative operational or financial impacts from COVID-19. While we are unable to predict with any certainty the impact COVID-19 may have on our operational and financial performance, we do not anticipate significant future impacts.

We implemented cost reduction efforts to help mitigate the impact reduced revenues had, and may continue to have, on our income from operations. While we worked diligently to manage costs throughout the organization, we incurred additional expenses related to the safe onboarding of company drivers, the purchase of personal protective equipment, emergency sick leave benefits, and additional cleaning services. We will continue to incur these added costs for the duration of the pandemic in order to ensure the safety of our associates, owner-operators, and customers.

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

Leverage core strengths to drive organic growth and maintain or improve market position

We intend to drive organic growth through leveraging our existing customer relationships, as well as expanding our customer base. We believe our broad portfolio of services, with different asset intensities, and our North American footprint allow for supply chain alternatives which enable new and existing customer growth. We also plan to drive revenue growth by increasing our marketing to customers that seek to outsource their transportation services. Our growth decisions are based on our “Value Triangle,” which represents profitable growth while balancing the needs of our customers, our associates, and our shareholders. Our integrated technology platform serves as an instrumental factor which drives profitability as it enables real-time, data-driven decision support science on every load/order and assists our associates to proactively manage our services across our network. Together with our highly incentivized and proactive sales organization, we believe that our platform will continue to provide better service and foster organic growth in each of our reportable segments.

Expand capabilities in the specialty equipment freight market and continue growing our asset-light and non-asset businesses

We believe that our specialty freight capabilities position us to grow in the specialty equipment market, which has higher barriers to entry, potentially higher margins, and lasting customer relationships. The complexity and time-sensitivity of the loads often require increased collaboration with, and greater understanding of, our customers’ business needs and processes. The transportation of specialty equipment freight requires specially trained drivers with appropriate licenses and special hauling permits, as well as equipment that can handle items with unique requirements in terms of temperature, freight treatment, size, and shape. As such, there are few carriers that have comparable network scale and capabilities in the specialty equipment market, which we believe will allow us to grow profitably in that business.

Our intermodal product offering continues to identify opportunities to profitably grow services and compete in the intermodal marketplace. As an asset-based provider, we have more control over our equipment to include containers and chassis, perform most of our own drays, and have strong contractual rail relationships. We believe our integrated technology platform will enable us to enjoy certain benefits of complete end-to-end control, including increased pick–up and delivery predictability, better visibility, and the ability to source and retain capacity.

Freight brokerage, which is a significant part of our Logistics segment, is a business that is expected to be a driver of growth into the future. As shippers increasingly consolidate their business with fewer freight brokers, we are well-positioned to become one of their select providers due to our customer service, innovative technology, and an established dense network of qualified third-party carriers. We believe shippers see the value of working with providers like us that have scale, capacity, and lane density. Brokerage serves as a non-asset innovation hub for Schneider, particularly in the areas of predictive analytics, process automation, and new customer relationship generation.

Continue to improve our operations and margins by leveraging benefits from investments in technology and business transformation

We continue to benefit from our technology and business transformation by improving the effectiveness with which we use data to increase revenue and lower costs. Full visibility into each driver’s profile allows us to increase driver satisfaction and retention by matching drivers to loads and routes that better fit their individual needs. We can improve our customer service, retain drivers, lower costs, and generate business by anticipating our customers’ and drivers’ needs and preferences in a dynamic network. We believe the implementation of simple and intuitive customer interfaces will also enable a stronger connection with our customers through increased interaction and an enhanced user experience. Through our investment in MLSI, in which we are collaborating to develop a Transportation Management System using MLSI’s SaaS technology, we aim to further complement our technology platform and enable enhanced decision making, resource allocation, and visibility with our supply chain partners. We expect additional margin improvement as we continue to leverage data analytics within our integrated technology platform. Along with our revenue management discipline, the strong foundation we have established with our Quest transformation and integration of technology and systems through leading third-party providers will allow us to continue to incorporate new technologies and build additional capabilities into the platform over time, maintaining our competitive edge and setting the foundation for future growth.

Allocate capital across businesses to maximize return on capital and selectively pursue opportunistic acquisitions

Our broad portfolio of services provides us with a greater opportunity to allocate capital within our portfolio of services in a manner that maximizes returns across all market cycles and economic conditions. For example, we can efficiently move our equipment between services and regions when we see opportunities to maximize our return on capital. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses, while optimizing returns across reportable segments. Furthermore, our strong balance sheet enables us to carry out an acquisition strategy that strengthens our overall portfolio. We are positioned to leverage our scalable platform and experienced operations team to acquire high-quality businesses that meet our disciplined selection criteria to enhance our service offerings and broaden our customer base.

Attract and retain top talent at all levels to ensure sustainable growth

Our people are our strongest assets, and we believe they are key to growing our customer base and driving our performance. Our goal is to be the employer of choice; attract, develop, engage, and retain the best talent in the industry. We strive for a high-performance culture with operational excellence that seeks individuals who are passionate about our business and fit our culture and to foster a collaborative environment which promotes diversity, equality, and inclusion. We value the direct relationship we have with our associates, and we intend to continue working together to provide professional growth and a quality work environment without third-party representation. Our compensation structure is performance-based and aligns with our strategic objectives.

In today’s driver constrained environment, we seek to maintain our reputation as a preferred carrier of choice within the driver community through our continued focus on improving the driver experience and to attract and retain high-quality, safe drivers that meet or exceed our qualification standards. We invest in the well-being of our associates through our commitment to ensure a differentiated driver experience and efforts to improve the quality of drivers’ touchpoints. We provide mandatory physical check-ups which cover sleep apnea and hair follicle, in addition to urine-based, drug testing, among other things. We believe that investing in the health of our associates helps maintain a high-quality driver base.

Our technology platform facilitates the application, screening, and onboarding of top talent. As an industry leader with a respected “safety first and always” culture and underlying core value, we believe that we will continue to be the employer of choice for both driving and non-driving associates.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 19, 2020 and is available on the SEC’s website at www.sec.gov, as well as our Investor Relations website at www.schneider.com.

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

	Year Ended December 31,
(in millions, except ratios)	2020	2019
Operating revenues	$4,552.8	$4,747.0
Revenues (excluding fuel surcharge) (1)	4,234.5	4,281.0
Income from operations	286.7	207.8
Adjusted income from operations (2)	300.5	306.1
Operating ratio	93.7%	95.6%
Adjusted operating ratio (3)	92.9%	92.8%
Net income	$211.7	$147.0
Adjusted net income (4)	222.0	220.2
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

Revenues (excluding fuel surcharge)

	Year Ended December 31,
(in millions)	2020	2019
Operating revenues	$4,552.8	$4,747.0
Less: Fuel surcharge revenues	318.3	466.0
Revenues (excluding fuel surcharge)	$4,234.5	$4,281.0

Adjusted income from operations

	Year Ended December 31,
(in millions)	2020	2019
Income from operations	$286.7	$207.8
Litigation (1)	12.8	—
Goodwill impairment (2)	—	34.6
Restructuring—net (3)	1.0	63.7
Adjusted income from operations	$300.5	$306.1
(1)Contested prior period federal excise taxes, including court awarded costs and interest, as a result of an adverse tax ruling in 2020 related to an IRS dispute over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service. Refer to Note 14, Commitments and Contingencies, for more information.
(2)Goodwill impairment charge recorded for our FTFM reporting unit during 2019. Refer to Note 6, Goodwill, for more information.
(3)Activity associated with the shutdown of the FTFM service offering. Refer to Note 16, Restructuring, for additional details.

Adjusted operating ratio

	Year Ended December 31,
(in millions, except ratios)	2020	2019
Total operating expenses	$4,266.1	$4,539.2
Divide by: Operating revenues	4,552.8	4,747.0
Operating ratio	93.7%	95.6%

Total operating expenses	$4,266.1	$4,539.2
Adjusted for:
Fuel surcharge revenues	(318.3)	(466.0)
Litigation	(12.8)	—
Goodwill impairment	—	(34.6)
Restructuring—net	(1.0)	(63.7)
Adjusted total operating expenses	$3,934.0	$3,974.9

Operating revenues	$4,552.8	$4,747.0
Less: Fuel surcharge revenues	318.3	466.0
Revenues (excluding fuel surcharge)	$4,234.5	$4,281.0

Adjusted operating ratio	92.9%	92.8%

Adjusted net income

	Year Ended December 31,
(in millions)	2020	2019
Net income	$211.7	$147.0
Litigation	12.8	—
Goodwill impairment	—	34.6
Restructuring—net	1.0	63.7
Income tax effect of non-GAAP adjustments (1)	(3.5)	(25.1)
Adjusted net income	$222.0	$220.2
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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Enterprise Results Summary

Enterprise net income increased $64.7 million, approximately 44%, in the year ended December 31, 2020 compared to 2019, primarily due to a $78.9 million increase in income from operations and an $8.8 million gain on our ownership interest in PSI. These items were partially offset by an increase in income taxes related to higher taxable income.

Adjusted net income increased $1.8 million, approximately 1%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues decreased $194.2 million, approximately 4%, in the year ended December 31, 2020 compared to 2019.

Factors contributing to the decrease were as follows:

•a $225.8 million decrease in Truckload segment revenues (excluding fuel surcharge) resulting from an overall reduction in Truckload volume driven by driver capacity constraints and COVID-19 market impacts, as well as the shutdown of our FTFM service offering in August 2019 which generated $78.1 million of revenues in 2019;
•a $147.7 million decrease in fuel surcharge revenues resulting from a 16% decline in average diesel price per gallon in the U.S. as reported by the Department of Energy, a decline in Truckload and Intermodal volumes, and a $13.2 million reduction related to the FTFM shutdown; and
•a $33.1 million decrease in our Intermodal segment revenues (excluding fuel surcharge) driven by a decrease in volume due primarily to COVID-19 impacts and rail fluidity network disruptions, as well as shorter length of haul and freight mix.

The above factors were partially offset by a $194.5 million increase in Logistics segment revenues (excluding fuel surcharge) primarily related to volume growth and improved revenue per order within our brokerage business.

Enterprise revenues (excluding fuel surcharge) decreased $46.5 million, approximately 1%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $78.9 million, approximately 38%, in the year ended December 31, 2020 compared to 2019, primarily due to $131.7 million of favorability resulting from the FTFM shutdown in 2019, including net restructuring, goodwill impairment charges, and FTFM’s $34.4 million loss from operations. Cost savings resulting from auto insurance favorability and lower healthcare costs also contributed to the increase in income from operations. Those increases were partially offset by a reduction in Truckload and Intermodal freight volumes primarily due to driver capacity constraints resulting, in part, from COVID-19 and rail driven market disruptions, a $31.8 million increase in performance-based incentive compensation, and $12.8 million of costs related to an adverse excise tax ruling in 2020.

Adjusted income from operations decreased $5.6 million, approximately 2%.

Enterprise operating ratio improved on a GAAP basis but weakened on an adjusted basis compared to the same period of 2019. Our operating ratio can be negatively impacted when our lower margin, less asset-focused Logistics segment grows faster than our higher margin, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.

•Purchased transportation increased $1.4 million, year over year, primarily due to an increase in third party carrier costs within our Logistics segment driven by brokerage volume growth and higher purchased transportation per order. This increase was partially offset by a decrease in Truckload and Intermodal volumes and reduced owner-operator costs within Truckload resulting from business mix. The FTFM shutdown also resulted in a $24.7 million reduction in purchased transportation.
•Salaries, wages, and benefits decreased $59.5 million, or 5%, year over year, largely due to a benefit of approximately $75.0 million associated with the FTFM shutdown and insourcing of warehouse management operations by an import/export customer in 2019 and reduced healthcare costs primarily due to fewer claims and plan participants in 2020. While we expect to see continued favorability in our healthcare costs in 2021, we don’t anticipate favorability at the same levels. Favorability in driver pay due to lower headcount, along with other headcount reductions across the organization, further contributed to the decrease in salaries, wages, and benefits. These decreases were partially offset by a $31.8 million increase in performance-based incentive compensation.
•Fuel and fuel taxes decreased $85.3 million, or 29%, year over year, driven by a decrease in cost per gallon, less company driver miles within our Truckload segment, and a $10.6 million reduction in fuel and fuel taxes attributable to the FTFM shutdown. A significant portion of fuel costs are recovered through our fuel surcharge programs.

•Depreciation and amortization decreased $2.4 million, or 1%, year over year, driven by the FTFM shutdown, partially offset by an increase in trailer and telematics depreciation expense within the Truckload segment.
•Operating supplies and expenses increased $2.8 million, or 1%, year over year, driven by $12.8 million of costs for an adverse tax ruling related to a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service, a $9.5 million unfavorable change from equipment dispositions, and an $8.5 million increase in cost of goods sold from an increase in equipment sales by our leasing business. These increases were partially offset by a $10.0 million decrease in impairment of held for sale assets, a $9.7 million decrease in facility, utility, and other costs primarily due to temporary facility closures associated with COVID-19, reduced volumes, the FTFM shutdown, and various other cost savings initiatives, a $4.0 million reduction in temporary worker pay due to insourcing by one of our import/export customers, and reductions in a variety of other operating-related expenses that were individually immaterial.
•Insurance and related expenses decreased $23.5 million, or 21%, year over year, predominately due to favorability in auto liability despite an increase in insurance premiums. Improvements in equipment technology, combined with a reduction in company driver miles and less traffic congestion resulting from COVID-19, led to a decrease in claim severity. We anticipate that we will continue to see favorability in claims severity driven by technology improvements, however not at the same levels as 2020.
•Other general expenses decreased $9.3 million, or 8%, year over year, as a result of reduced travel expenses and general supplies resulting from Company enforced travel restrictions related to COVID-19 and cost savings initiatives, as well as a decline in driver recruiting and training costs due to lower company driver turnover and fewer hires. Additional costs were incurred in the driver recruiting and training space to safely onboard new drivers during COVID-19; however, these costs were more than offset by savings from lower company driver turnover and fewer inexperienced hires.
•Goodwill impairment charges decreased $34.6 million year over year, due to the FTFM goodwill impairment charge of $34.6 million in 2019.
•Restructuring—net was $62.7 million favorable year over year, due to higher initial costs in 2019 related to impairment charges, receivable write-downs, and other costs related to the FTFM shutdown. Restructuring activity in 2020 was insignificant. Refer to Note 16, Restructuring, for additional details.

Total Other Expenses

Other expenses decreased $5.9 million, approximately 61%, in the year ended December 31, 2020 compared to 2019, primarily from an $8.8 million pre-tax gain recognized on our ownership interest in PSI and a $3.0 million decrease in interest expense primarily a result of lower outstanding debt balances year over year. See Note 5, Investments, for more information on PSI. These items were partially offset by a $5.2 million decrease in interest income attributed to a decline in interest rates.

Income Tax Expense

Our provision for income taxes increased $20.1 million, approximately 39%, in the year ended December 31, 2020 compared to 2019, primarily due to higher taxable income. Our effective income tax rate was 25.2% for the year ended December 31, 2020 compared to 25.8% for 2019. We anticipate that our ongoing effective tax rate will be 25.2% - 25.7% subject to further changes in tax law.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenue and income (loss) from operations by segment.

	Year Ended December 31,
Revenues by Segment (in millions)	2020	2019
Truckload	$1,851.0	$2,076.8
Intermodal	974.7	1,007.8
Logistics	1,129.3	934.8
Other	359.0	371.3
Fuel surcharge	318.3	466.0
Inter-segment eliminations	(79.5)	(109.7)
Operating revenues	$4,552.8	$4,747.0

	Year Ended December 31,
Income (Loss) from Operations by Segment (in millions)	2020	2019
Truckload	$187.8	$59.0
Intermodal	75.0	107.7
Logistics	43.1	37.3
Other	(19.2)	3.8
Income from operations	286.7	207.8
Adjustments:
Litigation	12.8	—
Goodwill impairment	—	34.6
Restructuring—net	1.0	63.7
Adjusted income from operations	$300.5	$306.1

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance. Below are our KPIs by segment.

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Prior to 2020, we reported KPIs within our Truckload segment by quadrant. Going forward, KPIs will be reported for our dedicated and network operations only. This presentation change does not impact KPIs at the segment level. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments, formerly called for-hire.

	Year Ended December 31,
	2020	2019
Dedicated
Revenues (excluding fuel surcharge) (1)	$709.5	$706.0
Average trucks (2) (3)	3,940	3,921
Revenue per truck per week (4)	$3,514	$3,526
Network
Revenues (excluding fuel surcharge) (1)	$1,141.0	$1,370.9
Average trucks (2) (3)	6,115	7,170
Revenue per truck per week (4)	$3,642	$3,764
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,851.0	$2,076.8
Average trucks (2) (3)	10,055	11,091
Revenue per truck per week (4)	$3,592	$3,668
Average company trucks (3)	7,255	8,191
Average owner-operator trucks (3)	2,800	2,900
Trailers	36,921	34,742
Operating ratio (6)	89.9%	97.2%
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

Truckload revenues (excluding fuel surcharge) decreased $225.8 million, approximately 11%, in the year ended December 31, 2020 compared to 2019. The decrease was primarily attributable to a 6% decline in volume, the shutdown of our FTFM service offering in August 2019 which generated $78.1 million of revenues during 2019, and a 1% reduction in price, defined as rate per loaded mile. Decreased volume resulted from early 2020 soft market conditions being compounded by the shutdown of non-essential businesses in response to COVID-19 and capacity constraints resulting, in part, from the impacts of COVID-19. Price decreased year over year due to lower contracted freight rates primarily in the first half of 2020 mostly offset by improved contract and spot rates in the second half of 2020.

Truckload income from operations increased $128.8 million in the year ended December 31, 2020 compared to 2019, mainly due to favorability of $131.7 million resulting from the FTFM shutdown in 2019, including net restructuring, goodwill impairment charges, and FTFM’s $34.4 million loss from operations. Cost savings in healthcare due to fewer claims and plan participants, and safety due to the number and severity of claims as a result of fewer drivers, less miles driven, and safety technology, also contributed to the increase in income from operations. These items were partially offset by the unfavorable earnings impact of reduced volume and price noted above, and increased performance-based incentive compensation costs.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated. In support of a few key customers, we provide dray-only service utilizing our drivers and chassis. The length of haul and revenue characteristics of dray-only service are much different than rail. Prior to 2020, we reported orders and revenue per order inclusive of dray-only activity. Orders and revenue per order presented below for both 2020 and 2019 exclude dray-only shipments.

	Year Ended December 31,
	2020	2019
Orders (1)	433,358	438,902
Containers	21,890	22,655
Trucks (2)	1,629	1,531
Revenue per order (3)	$2,208	$2,292
Operating ratio (4)	92.3%	89.3%
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

Intermodal revenues (excluding fuel surcharge) decreased $33.1 million, approximately 3%, in the year ended December 31, 2020 compared to 2019. Contributing to the revenue reduction was an $84, or 4%, decrease in revenue per order driven by a decline in length of haul due to a greater mix of freight volumes in the East. Orders also decreased 1% as a result of COVID-19 induced network demand disruptions in the first half of 2020, rail network fluidity and service issues, and dray capacity constraints, partially offset by growth in the East.

Intermodal income from operations decreased $32.7 million, approximately 30%, in the year ended December 31, 2020 compared to 2019. Factors affecting revenue discussed above, coupled with incremental driver pay and incentives and higher rail storage costs, drove the decline in income from operations.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Year Ended December 31,
	2020	2019
Operating ratio (1)	96.2%	96.0%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $194.5 million, approximately 21%, in the year ended December 31, 2020 compared to 2019, primarily attributable to an increase in volume, including growth of the Power Only offering, partially offset by one of the Company’s import/export customers insourcing their warehouse management function in April 2019. Revenue per order within our brokerage business also improved compared to 2019 due to higher spot mix and rate, along with promotional and project opportunities in the second half of 2020.

Logistics income from operations increased $5.8 million, approximately 16%, in the year ended December 31, 2020 compared to 2019. This increase was primarily driven by the volume growth noted above in addition to net revenue improvements in our brokerage business due to market strength in the second half of 2020.

Other

Included in Other was a loss from operations of $19.2 million in the year ended December 31, 2020 compared to income from operations of $3.8 million in 2019. Factors contributing to the change include a $24.3 million increase in performance-based incentive compensation and $12.8 million of costs resulting from an adverse excise tax ruling in 2020. These items were partially offset by a $6.7 million decrease in loss from operations within our captive insurance business primarily resulting from favorable auto liability despite an increase in premiums and a $5.2 million reduction in healthcare costs mostly due to fewer claims and plan participants.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $200.0 million accounts receivable facility, for which our available capacity as of December 31, 2020 was $375.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, or because the COVID-19 crisis lasts longer than anticipated, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$395.5	$551.6
Marketable securities	47.1	48.3
Total cash, cash equivalents, and marketable securities	$442.6	$599.9

Debt:
Senior notes	$305.0	$360.0
Finance leases	2.0	1.7
Total debt (1)	$307.0	$361.7
(1)Debt on our consolidated balance sheets is presented net of deferred financing costs.

Debt

At December 31, 2020, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for more information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
(in millions)	2020	2019
Cash provided by operating activities	$618.2	$636.3
Cash used in investing activities	(318.7)	(350.2)
Cash used in financing activities	(455.6)	(113.2)

Operating Activities

Cash provided by operating activities decreased $18.1 million, approximately 3%, during 2020 compared to 2019. The decrease was driven by a decrease in net income after adjustments for various noncash charges, partially offset by a net increase in cash provided by working capital. Improvements in cash flows from working capital included payroll taxes deferred under the CARES Act of $30.7 million, which we intend to pay in 2021.

Investing Activities

Cash used in investing activities decreased $31.5 million, approximately 9%, during 2020 compared to 2019. The decrease in cash used was primarily driven by a $69.8 million decrease in net capital expenditures, partially offset by a $25.8 million increase in purchases of lease equipment and $10.4 million of investments in equity securities.

Capital Expenditures

The following table sets forth, for the periods indicated, our net capital expenditures.

	Year Ended December 31,
(in millions)	2020	2019
Transportation equipment	$274.8	$335.3
Other property and equipment	49.7	61.7
Proceeds from sale of property and equipment	(87.4)	(90.1)
Net capital expenditures	$237.1	$306.9

Net capital expenditures decreased by $69.8 million in 2020 compared to 2019. The decrease was driven by a $60.5 million decrease in expenditures for transportation equipment resulting mainly from decreased tractor purchases due to reduced manufacturer capacity in the beginning of 2020 due to COVID-19, a $12.0 million decrease in purchases of other property and equipment, and a $2.7 million decrease in proceeds from the sale of property and equipment.

We currently anticipate net capital expenditures in 2021 to be approximately $425.0 million.

Financing Activities

Cash used in financing activities increased by $342.4 million during 2020 compared to 2019. The main drivers of the increase in cash used were an increase in dividend payments of $357.5 million primarily the result of the 2020 special dividend of $2.00 per share, and the $25.0 million and $30.0 million repayments of private placement notes in March and September of 2020, respectively; partially offset by the $40.0 million repayment of private placement notes in November 2019 and the final guaranteed payment associated with the 2016 WSL acquisition in 2019.

Other Considerations That Could Affect Our Results, Liquidity, and Capital Resources

COVID-19

Despite disruptions in the financial markets due to COVID-19, we have been able to fund our liquidity needs to date. We believe we are in a strong liquidity position with a cash, cash equivalents, and marketable securities balance of $442.6 million and $375.8 million of unused credit capacity as of December 31, 2020. Our outstanding debt as of the end of 2020 was $307.0 million, of which $40.4 million is short-term in nature. We are compliant with all financial covenants under our credit agreements and do not anticipate the need to seek additional capital as a result of COVID-19.

Driver Capacity and Wage Cost

Our professional driver workforce is one of our most valuable assets. Recruiting and retaining sufficient numbers of qualified drivers is challenging in an increasingly competitive driver market and has a significant impact on our operating costs and ability to serve our customers. Changes in the demographic composition of the workforce, alternative employment opportunities that become available in the economy, and individual driver’s desire to be home more frequently can affect availability of drivers and increase the wages our drivers require.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2020.

		Payments Due by Period
(in millions)	Total Amounts Committed	2021	2022-2023	2024-2025	After 2025	Other
Long-term debt (1)	$338.4	$50.8	$145.9	$141.7	$—	$—
Purchase obligations (2)	161.9	161.9	—	—	—	—
Finance lease obligations (1)	2.1	0.5	1.0	0.5	0.1	—
Operating lease obligations (1)	80.7	25.8	31.9	17.6	5.4	—
Deferred payroll taxes (3)	30.7	30.7	—	—	—	—
Unrecognized tax benefits (4)	4.3	—	—	—	—	4.3
Total	$618.1	$269.7	$178.8	$159.8	$5.5	$4.3
(1)Includes principal and interest obligations.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. Our purchase obligations relate to transportation equipment.
(3)Represents employer social security taxes deferred under the CARES Act and expected to be paid in 2021.
(4)This amount is shown in the other column because the year of settlement cannot be reasonably estimated. See Note 9, Income Taxes, for additional information.

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

The estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to our consolidated financial statements. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board and with our independent registered public accounting firm.

Claims Accruals

Reserves are established based on estimated or expected losses for claims. The primary claims arising for the Company consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers’ compensation and cargo liability. We maintain self-insurance levels for these various areas of risk and have established reserves to cover these self-insured liabilities. The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, policy exhaustion, and claim type. We also maintain insurance to cover liabilities in excess of the self-insurance amounts to limit our exposure to catastrophic claim costs or damages. We are substantially self-insured for loss of and damage to our owned and leased equipment. The current claims settlement environment within the industry has resulted in excess insurance carriers decreasing coverage and increasing premiums. As a result of this trend, we may experience increases in our insurance and claims expense.

Our reserves represent accruals for the estimated self-insured and reinsured portions of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. At December 31, 2020 and 2019, we had an accrual of $144.2 million and $143.5 million, respectively, for estimated claims net of reinsurance receivables.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators or outside counsel, as well as legal, economic, and regulatory factors. Our insurance and claims personnel work directly with representatives from the insurance companies to provide updated estimates of the potential loss associated with each tendered claim. The ultimate cost of a claim is developed over time as additional information regarding the nature, timing, and extent of damages claimed becomes available.

Property and Equipment

We operate a large fleet of trucks, trailers, containers, chassis, and other equipment in connection with our business and must determine the estimated useful lives and salvage values of our fleet to calculate depreciation. Property and equipment are stated at cost less accumulated depreciation and depreciated to an estimated salvage value using the straight-line method over the asset’s estimated useful life. Depreciable lives of revenue equipment range from 3 to 20 years and are based on historical experience, as well as future expectations regarding the period we expect to benefit from the assets, and company policies around maintenance and asset replacement. Estimates of salvage value at the expected date of sale are based on the expected market values of equipment at the expected time of disposal. We consider our experience with similar assets, conditions in the used revenue equipment market, and operational information such as average annual miles. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and adjust these assumptions appropriately when warranted. We review our property and equipment whenever events or circumstances indicate the carrying amount of assets may not be recoverable. An impairment loss equal to the excess of carrying amount over fair value is recognized when the carrying amount of assets is not recoverable.

Additionally, we reclassify certain revenue equipment to assets held for sale when the applicable criteria are met. An impairment loss equal to the excess of carrying amount over fair value less estimated costs to sell the asset is recognized if the carrying amount of the held for sale asset is not recoverable. Fair value is determined using recent sales prices or National Automobile Dealers Association wholesale prices for assets with the same or similar specifications.

As of December 31, 2020 and 2019, we had assets held for sale of $18.8 million and $67.4 million, respectively, of which $1.6 million and $33.4 million related to the shutdown of the FTFM service offering, respectively. Impairment losses on assets held for sale of $4.7 million and $42.4 million were recorded in 2020 and 2019, respectively.
Goodwill

To expand our business offerings, we have, on occasion, acquired other companies. In a business combination, the consideration is first assigned to identifiable assets and liabilities based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, history, future expansion and profitability expectations, amount and timing of future cash flows, and the discount rate applied to the cash flows. Goodwill is not amortized but is assessed for impairment at least annually and more frequently if a triggering event indicates that impairment may exist.

Our total goodwill balance at December 31, 2020 and 2019 was $128.1 million and $127.5 million, respectively. Goodwill is evaluated for impairment at the reporting unit level annually, or more frequently if events or circumstances indicate the carrying value is not recoverable. A reporting unit can be a segment or business within a segment. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying values. Examples of qualitative factors that we assess include our share price, our financial performance, market and competitive factors in our industry, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. In the quantitative impairment evaluation, the carrying value of a reporting unit, including goodwill, is compared with its fair value. We base our fair value estimation on a valuation, which uses a combination of (1) an income approach based on the present value of estimated future cash flows and (2) a market approach based on market price data of shares of our company and others in our industry to value our reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded equal to that excess. Significant judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain risks discussed earlier in this document.

During the second quarter of 2019, a triggering event occurred as results from our FTFM reporting unit continued to be less than projected, despite sustained investments and operational changes designed to improve efficiencies. Because of this triggering event, an impairment test was performed for the FTFM reporting unit. As a result of the testing performed, an impairment loss of $34.6 million was recorded, as the discounted cash flows expected to be generated by this reporting unit were not sufficient to recover its carrying value. This represented all of the goodwill related to the FTFM reporting unit.

We completed the required annual goodwill impairment test for all three of our reporting units with goodwill as of October 31, 2020 and concluded that the excess of estimated fair values over carrying values for each reporting unit was more than insignificant.

There were no triggering events identified from the date of our assessment through December 31, 2020 that would require an update to our annual impairment test. If future operating performance of any of our reporting units is below our expectations or there are changes to forecasted growth rates or our cost of capital, a decline in the fair value of the reporting units could result, and we may be required to record a goodwill impairment charge. See Note 6, Goodwill, for more information.

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

Commodity Risk

We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices will raise our operating costs, even after applying fuel surcharge revenues. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The average diesel price per gallon in the U.S., as reported by the Department of Energy, decreased from an average of $3.05 per gallon for fiscal year 2019 to an average of $2.56 per gallon for fiscal year 2020. We cannot predict the extent or speed of potential changes in fuel prices in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset future increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past but continue to evaluate this possibility.

Interest Rate Risk

We had cash and cash equivalents of $395.5 million as of December 31, 2020, which consists of bank deposits with Federal Deposit Insurance Corporation participating banks and money market accounts of $336.8 million that are sensitive to changes in interest rates. A hypothetical 1% decrease in our interest rates would decrease our annual interest income by an immaterial amount.

At December 31, 2020, we had no outstanding variable rate borrowings under either our accounts receivable securitization facility or our revolving credit facility. In the future, if we borrow under either our accounts receivable securitization facility or our revolving credit facility, we will have interest rate exposure arising from variable interest rates. These variable interest rates are impacted by changes in short-term interest rates and currently use LIBOR as a benchmark. LIBOR is expected to be phased out after 2021 and the Alternative Reference Rates Committee has proposed the SOFR as an alternative. While our current facilities indicate that either LIBOR or SOFR can be used in determining interest rates, it is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements for LIBOR. If we borrow under either of these facilities in the future, we will need to make the determination of which benchmark to use or revise our existing agreements with our lenders should an alternative benchmark be adopted. We manage interest rate exposure through a mix of variable rate debt, fixed rate senior debt, fixed rate financing, and fixed rate lease financing.

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

Foreign Currency Exchange Risk

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Net foreign currency transaction gains and losses were also not material to our results of operations. We are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign operations. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Schneider National, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 8 to the financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Claims Accruals — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is self-insured for various claims, which primarily relate to accident-related claims for personal injury, collision, and comprehensive compensation, along with workers’ compensation. Claims accruals represent accruals for pending claims, including adverse development of known claims, as well as incurred but not reported claims. The claims accruals are based on estimated or expected losses for claims considering the nature and severity of each claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved for each case, estimates of future claims development, the fluctuations in the number and severity of claims, and the legal and other costs to settle or defend the claims. At December 31, 2020 and 2019, the Company had an accrual of $144.2 million and $143.5 million, respectively, for estimated claims net of reinsurance receivables.

The subjectivity of estimating the claim accruals for pending claims and incurred but not reported claims, requires a high degree of auditor judgement and an increased extent of effort. This includes the need to involve our actuarial specialists when performing audit procedures to evaluate whether claims accruals are appropriately stated as of December 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the claims accruals included the following, among others:

•We tested the effectiveness of internal controls related to claims accruals, including those over the projected development of known claims and incurred but not reported claims.
•We evaluated the methods and assumptions used by management to estimate claims accruals by:
◦Testing the underlying data that served as the basis for the actuarial analysis, including reconciling the claims data to the Company’s actuarial analysis, testing the annual exposure data, and testing current year claims and payment data.
◦Comparing management’s selected claims accrual estimates to the range provided by their third-party actuary and to historical trends.
◦With the assistance of our actuarial specialists, we developed an independent range of estimates of the claims accruals, utilizing loss development factors from the Company’s historical data and industry claim development factors, and compared our estimated range to management’s recorded reserve.

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 19, 2021

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Schneider National, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 19, 2021

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating revenues	$4,552.8	$4,747.0	$4,977.0
Operating expenses:
Purchased transportation	1,997.8	1,996.4	1,965.9
Salaries, wages, and benefits	1,046.5	1,106.0	1,259.4
Fuel and fuel taxes	204.4	289.7	344.8
Depreciation and amortization	290.5	292.9	291.3
Operating supplies and expenses	533.0	530.2	491.3
Insurance and related expenses	86.1	109.6	102.2
Other general expenses	106.8	116.1	144.3
Goodwill impairment charge	—	34.6	2.0
Restructuring—net	1.0	63.7	—
Total operating expenses	4,266.1	4,539.2	4,601.2
Income from operations	286.7	207.8	375.8
Other expenses (income):
Interest income	(3.3)	(8.5)	(4.6)
Interest expense	13.6	16.6	17.1
Other expense (income)—net	(6.5)	1.6	(1.3)
Total other expenses	3.8	9.7	11.2
Income before income taxes	282.9	198.1	364.6
Provision for income taxes	71.2	51.1	95.7
Net income	211.7	147.0	268.9
Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.6	—	(1.0)
Net unrealized gains on marketable securities—net of tax	0.1	1.1	—
Total other comprehensive income (loss)	0.7	1.1	(1.0)
Comprehensive income	$212.4	$148.1	$267.9

Weighted average common shares outstanding	177.3	177.1	177.0
Basic earnings per share	$1.19	$0.83	$1.52

Weighted average diluted shares outstanding	177.6	177.3	177.2
Diluted earnings per share	$1.19	$0.83	$1.52

Dividends per share of common stock	$2.26	$0.24	$0.24
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$395.5	$551.6
Marketable securities	47.1	48.3
Trade accounts receivable—net of allowance of $3.7 million and $3.4 million, respectively	537.7	465.8
Other receivables	20.8	28.9
Current portion of lease receivables—net of allowance of $0.8 million and $0.6 million, respectively	96.8	121.5
Inventories	44.9	71.9
Prepaid expenses and other current assets	77.9	117.7
Total current assets	1,220.7	1,405.7
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,880.2	2,790.1
Land, buildings, and improvements	202.3	199.3
Other property and equipment	166.8	162.7
Total property and equipment	3,249.3	3,152.1
Less accumulated depreciation	1,417.4	1,300.5
Net property and equipment	1,831.9	1,851.6
Lease receivables	131.3	109.4
Capitalized software and other noncurrent assets	204.2	165.9
Goodwill	128.1	127.5
Total noncurrent assets	2,295.5	2,254.4
Total Assets	$3,516.2	$3,660.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$245.7	$207.7
Accrued salaries, wages, and benefits	110.7	63.8
Claims accruals—current	36.4	42.0
Current maturities of debt and finance lease obligations	40.4	55.5
Dividends payable—current	12.2	10.8
Other current liabilities	89.2	85.4
Total current liabilities	534.6	465.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	266.4	305.8
Claims accruals—noncurrent	129.9	118.7
Deferred income taxes	450.4	449.0
Other noncurrent liabilities	79.4	85.0
Total noncurrent liabilities	926.1	958.5
Total Liabilities	1,460.7	1,423.7
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,159,635 and 94,837,673 shares issued, and 94,311,653 and 94,088,025 shares outstanding, respectively	—	—
Additional paid-in capital	1,552.2	1,542.7
Retained earnings	502.5	693.6
Accumulated other comprehensive income	0.8	0.1
Total Shareholders’ Equity	2,055.5	2,236.4
Total Liabilities and Shareholders’ Equity	$3,516.2	$3,660.1
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$211.7	$147.0	$268.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	290.5	292.9	291.3
Goodwill impairment	—	34.6	2.0
Losses (gains) on sales of property and equipment—net	6.2	(3.3)	(8.4)
Impairment on assets held for sale	4.3	14.3	0.3
Proceeds from lease receipts	69.0	78.7	—
Deferred income taxes	1.7	(0.2)	62.2
Long-term incentive and share-based compensation expense (benefit)	8.9	(3.6)	22.8
Noncash restructuring—net	1.1	50.0	—
Other noncash items	(5.7)	3.4	(3.5)
Changes in operating assets and liabilities:
Receivables	(65.4)	119.9	(62.8)
Other assets	(15.3)	(3.3)	(9.0)
Payables	56.5	(35.3)	3.0
Claims reserves and other receivables—net	3.8	(12.6)	8.8
Other liabilities	50.9	(46.2)	(9.1)
Net cash provided by operating activities	618.2	636.3	566.5
Investing Activities:
Purchases of transportation equipment	(274.8)	(335.3)	(385.1)
Purchases of other property and equipment	(49.7)	(61.7)	(36.9)
Proceeds from sale of property and equipment	87.4	90.1	90.5
Proceeds from lease receipts	—	—	72.7
Proceeds from sale of off-lease inventory	22.7	20.7	21.9
Purchases of lease equipment	(94.5)	(68.7)	(90.5)
Proceeds from marketable securities	24.2	22.1	9.9
Purchases of marketable securities	(23.6)	(17.4)	(20.1)
Investment in equity securities	(10.4)	—	—
Net cash used in investing activities	(318.7)	(350.2)	(337.6)
Financing Activities:
Payments of debt and finance lease obligations	(55.6)	(52.0)	(28.7)
Payment of deferred consideration related to acquisition	—	(18.7)	(19.3)
Dividends paid	(400.0)	(42.5)	(40.7)
Net cash used in financing activities	(455.6)	(113.2)	(88.7)
Net (decrease) increase in cash and cash equivalents	(156.1)	172.9	140.2
Cash and Cash Equivalents:
Beginning of period	551.6	378.7	238.5
End of period	$395.5	$551.6	$378.7
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment and inventory purchases in accounts payable	$0.6	$19.1	$2.1
Dividends declared but not yet paid	13.6	10.8	10.6
Ownership interest in Platform Science, Inc.	—	—	3.5
Cash paid during the year for:
Interest	12.8	14.5	15.5
Income taxes—net of refunds	61.6	51.6	39.0
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2017	$—	$1,534.6	$355.6	$—	$1,890.2
Net income	—	—	268.9	—	268.9
Other comprehensive loss	—	—	—	(1.0)	(1.0)
Share-based compensation expense	—	10.9	—	—	10.9
Dividends declared at $0.24 per share of Class A and Class B common shares	—	—	(42.5)	—	(42.5)
Share issuances	—	0.5	—	—	0.5
Exercise of employee stock options	—	0.2	—	—	0.2
Shares withheld for employee taxes	—	(2.3)	—	—	(2.3)
Cumulative–effect adjustment of ASU 2014-09 adoption (See Note 3, Revenue Recognition)	—	—	7.3	—	7.3
Other	—	0.1	—	—	0.1
Balance—December 31, 2018	—	1,544.0	589.3	(1.0)	2,132.3
Net income	—	—	147.0	—	147.0
Other comprehensive income	—	—	—	1.1	1.1
Share-based compensation benefit	—	(0.4)	—	—	(0.4)
Dividends declared at $0.24 per share of Class A and Class B common shares	—	—	(42.7)	—	(42.7)
Share issuances	—	0.3	—	—	0.3
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—December 31, 2019	—	1,542.7	693.6	0.1	2,236.4
Net income	—	—	211.7	—	211.7
Other comprehensive income	—	—	—	0.7	0.7
Share-based compensation expense	—	8.6	—	—	8.6
Dividends declared at $2.26 per share of Class A and B common shares	—	—	(402.8)	—	(402.8)
Share issuances	—	0.2	—	—	0.2
Exercise of employee stock options	—	1.6	—	—	1.6
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—December 31, 2020	$—	$1,552.2	$502.5	$0.8	$2,055.5
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are one of the largest providers of surface transportation and logistics solutions in North America that, together with our wholly owned subsidiaries, provides safe, reliable, and innovative truckload, intermodal, and logistics services to a diverse group of customers throughout the continental United States, Canada, and Mexico.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements have been prepared in conformity with GAAP and include all of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

COVID-19

In response to COVID-19 being declared a pandemic in March 2020, the Company has taken steps to mitigate the potential risks it poses. We have taken additional measures to keep our associates safe and minimize unnecessary risk of exposure to COVID-19 including taking precautions for our associates and owner-operators, implementing work from home policies, and imposing travel limitations on employees where appropriate as we continue to provide an essential service.

Management makes estimates and assumptions that affect reported amounts and disclosures included in its financial statements and accompanying notes and assesses certain accounting matters that require consideration of forecasted financial information. Uncertainty remains regarding the ongoing impact of COVID-19 on our financial condition and future results of operations, as well as on the significant estimates and assumptions used in reporting certain assets and liabilities such as the Company’s goodwill, long-lived and held for sale asset valuations, current expected credit losses, and healthcare reserves.

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

Receivables and Allowance

Our trade accounts receivable is recorded net of an allowance for doubtful accounts and revenue adjustments. The allowance is based on an aging analysis using historical experience, as well as any current and forecasted trends or uncertainties related to customer billing and account collectability. The adequacy of our allowance is reviewed at least quarterly, and reserves for receivables not expected to be collected are established. In circumstances where we are aware of a customer’s inability to meet its financial obligations, a specific reserve is recorded to reduce the net receivable to the amount we reasonably expect to collect. Bad debt expense is included in other general expenses in the consolidated statements of comprehensive income.

We record our lease receivables net of an allowance for doubtful accounts based on an aging analysis to reserve amounts expected to be uncollectible. The terms of the lease agreements generally give us the ability to take possession of the underlying asset in the event of default. We may incur credit losses in excess of recorded allowances if the full amount of anticipated proceeds from the sale or re-lease of the asset supporting the third party’s financial obligation, which can be impacted by economic conditions, is not realized.

Inventory

Our inventories consist of tractors and trailing equipment owned by our equipment leasing company to be sold or leased to owner-operators, as well as parts, tires, supplies, and fuel. These inventories are valued at the lower of cost or market using specific identification or average cost. The following table shows the components of our inventory balances as of the dates shown.

(in millions)	December 31, 2020	December 31, 2019
Tractors and trailing equipment for sale or lease	$33.3	$59.3
Replacement parts	10.7	11.3
Tires and other	0.9	1.3
Total	$44.9	$71.9

Investments in Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

With the adoption of ASU 2016-13, as discussed further within Accounting Standards Recently Adopted below, the guidance on reporting credit losses for available-for-sale debt securities was amended. Under this new guidance, credit losses are to be recorded through an allowance for credit losses rather than as a direct write-down to the security. As a result, any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. Cost basis is determined using the specific identification method.

When adopting this standard, we elected to continue to present the accrued interest receivable balance associated with our investments in marketable securities separate from the marketable securities line in the consolidated balance sheets. As of December 31, 2020, accrued interest receivable associated with our investments in marketable securities was not material and is included within other receivables on the consolidated balance sheets. We have elected the practical expedient provided under the guidance to exclude the applicable accrued interest from the amortized cost basis disclosure of our marketable securities. We have also elected not to measure an allowance for credit losses on our accrued interest receivable and to write off accrued interest receivable by reversing interest income when it is not considered collectible.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives and residual values. Generally, the estimated useful lives are as follows:

2020
Tractors	3 - 8 years
Trailing equipment	6 - 20 years
Other transportation equipment	4 - 5 years
Buildings and improvements	5 - 25 years
Other property	3 - 10 years

Salvage values, when applicable, generally don’t exceed 30% or 25% of the original cost for tractors and trailing equipment, respectively, and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment.

Long-lived assets require an impairment review when events or circumstances indicate that the carrying amount may not be recoverable. We base our evaluation of other long-lived assets on the presence of impairment indicators such as the future economic benefit of the assets, any historical or future profitability measurements, and other external market conditions or factors. The carrying amount of tangible long-lived assets held and used is considered not recoverable if the carrying amount exceeds the undiscounted sum of cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is not recoverable, the impairment loss is measured as the excess of the asset’s carrying amount over its fair value.

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

Assets held for sale are evaluated for impairment when transferred to held for sale status or as impairment indicators are present. The carrying amount of assets held for sale is not recoverable if the carrying amount exceeds the fair value less estimated costs to sell the asset. An impairment loss is recorded for the excess of the asset’s carrying amount over the fair value less estimated costs to sell. Impairment losses are recorded in operating supplies and expenses in the consolidated statements of comprehensive income. For the years ended December 31, 2020, 2019, and 2018, total impairment losses were $4.7 million, $42.4 million, and $0.3 million, respectively. Impairment losses for the year ended December 31, 2019 included a $28.1 million impairment related to the shutdown of our FTFM service offering and an $11.5 million impairment related to a bulk sale of tractors. Impairment losses related to the shutdown of our FTFM service offering were not material for the year ended December 31, 2020.

As of December 31, 2020 and 2019, assets held for sale by segment were as follows:

(in millions)	2020	2019
Truckload (1)	$16.9	$63.5
Intermodal	1.9	3.9
Total	$18.8	$67.4
(1)As of December 31, 2020 and 2019, $1.6 million and $33.4 million related to the shutdown of our FTFM service offering, respectively.

Goodwill

Goodwill is tested for impairment annually in October, or more frequently if impairment indicators exist. The carrying amount of a reporting unit’s goodwill is considered not recoverable, and an impairment loss is recorded if the carrying amount of the reporting unit exceeds the reporting unit’s fair value, as determined based on the combination of an income approach and a market approach. See Note 6, Goodwill, for more information on our goodwill.

Revenue Recognition

We recognize revenue during the delivery period based on relative transit time in each reporting period, in accordance with ASC 606, with expenses recognized as incurred. Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight pickup and delivery service that has been completed at the end of the reporting period. See Note 3, Revenue Recognition, for more information on ASC 606.

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

For the years ended December 31, 2020, 2019, and 2018, no customer accounted for more than 10% of our consolidated revenues.

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

Earnings Per Share

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or options exercised or converted their holdings into common stock. Awards that would have an anti-dilutive impact are excluded from the calculation.

Share-based Compensation

We have share-based compensation plans covering certain employees, including officers and directors. We account for share-based compensation using the fair value recognition provisions of current accounting standards for share-based payments. We grant restricted stock units, restricted shares, performance-based restricted stock units, performance-based restricted shares, and nonqualified stock options. We recognize compensation expense over the requisite service periods within each award. See Note 12, Share-Based Compensation, for more information about our plans.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred but not reported claims. We do not discount our estimated losses. At December 31, 2020 and 2019, we had an accrual of $144.2 million and $143.5 million, respectively, for estimated claims net of reinsurance receivables. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2020 and 2019, we had an aggregate prepaid insurance asset of $10.6 million and $8.1 million, respectively, which represented prefunded premiums and deposits.

Accounting Standards Recently Adopted

We adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, which reduces complexity in accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application among reporting entities, as of January 1, 2021. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

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

We adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350, as of January 1, 2020 on a prospective basis. This standard aligned the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software. The adoption did not have a material impact on our consolidated financial statements or disclosures.

We adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is codified in ASC 326, as of January 1, 2020. The guidance replaced the incurred loss model with a methodology that reflects expected credit losses over the life of the financial assets held at the reporting date based on historical experience, as well as considerations of current conditions and reasonable and supportable forecasts. This new model for estimating our expected credit losses was implemented for our trade accounts receivable (Note 2, Trade Accounts Receivable and Allowance), available-for-sale debt securities (Note 5, Investments), and net investment in leases (Note 8, Leases) and did not result in a material impact to our consolidated financial statements or disclosures upon adoption.

2. TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE

The following table shows changes to our allowance for doubtful accounts for the year ended December 31, 2020. Excluded from the amounts below is the portion of the allowance recorded for revenue adjustments, as that portion is not credit-related nor due to a customer’s inability to meet its financial obligations.

Year Ended December 31,
(in millions)	2020
Balance at beginning of period	$0.9
Charges to expense	1.1
Write-offs	(1.4)
Recoveries	0.3
Balance at end of period	$0.9

3. REVENUE RECOGNITION

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

	Year Ended December 31,
Disaggregated Revenues (in millions)	2020	2019	2018
Transportation	$4,170.0	$4,376.6	$4,589.7
Logistics Management	149.7	153.8	228.3
Other	233.1	216.6	159.0
Total operating revenues	$4,552.8	$4,747.0	$4,977.0

Transportation

Transportation revenues are generated from our Truckload and Intermodal segments, as well as from our brokerage business, which is included in the Logistics segment.

In the Transportation portfolio, our service obligation to customers is satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenue are generally consistent across these modes given the relatively short-term nature of each contract. For the majority of our transportation business, the “contract with a customer” is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of the Company’s influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by the rate schedules that accompany negotiated contracts.

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

We determine revenue in transit using the input method, under which revenue is recognized based on time lapsed from the departure date (start of transportation services) to the arrival date (completion of transportation services). Measurement of revenue in transit requires the application of significant judgment. We calculate the estimated percentage of an order’s transit time that is complete at period end, and we apply that percentage of completion to the order’s estimated revenue.

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

In our Supply Chain Management business, we subcontract third parties to perform a portion of the services. We are responsible for ensuring the services are performed and that they are acceptable to the customer, and, therefore, we are considered to be the principal in these arrangements.

Other

Other revenues relate to activities that are out of scope for purposes of ASC 606, including our leasing and captive insurance businesses.

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	December 31, 2020
Expected to be recognized within one year
Transportation	$15.2
Logistics Management	12.7
Expected to be recognized after one year
Transportation	49.1
Logistics Management	17.0
Total	$94.0

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g. usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	December 31, 2020	December 31, 2019	January 1, 2019
Other current assets - Contract assets	$21.5	$17.6	$21.7
Other current liabilities - Contract liabilities	0.7	—	—

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated service.

For certain of our contracts, we incur upfront costs to fulfill the master agreement, including driver recruiting and equipment relocation, that are capitalized and amortized straight-line over the master contract term, which has been deemed to be the period of benefit. These costs primarily relate to dedicated transportation arrangements. The following table presents the amounts capitalized for contract fulfillment costs as of the dates shown.

(in millions)	December 31, 2020	December 31, 2019
Capitalized contract fulfillment costs	$4.1	$4.2

Amortization of capitalized contract fulfillment costs was as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Amortization of contract fulfillment costs	$2.6	$3.2	$2.5

There were no impairment losses on capitalized contract fulfillment costs for the period ended December 31, 2020. Impairment losses on capitalized contract fulfillment costs were immaterial for the periods ended December 31, 2019 and 2018.

Practical Expedients

We elected to use the following practical expedients that are available under ASC 606: (1) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised service to a customer and when the customer pays for that service will be one year or less; (2) to apply ASC 606 to a portfolio of contracts (or performance obligations) with similar characteristics, as we reasonably expect that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio; and (3) to recognize revenue in the Logistics Management portfolio in the amount of consideration to which we have a right to invoice, that corresponds directly with the value to the customer of the service completed to date.

4. FAIR VALUE

The table below sets forth the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in accordance with ASC 820.

		December 31, 2020	December 31, 2019
(in millions)	Level in Fair Value Hierarchy	Fair Value	Fair Value
Marketable securities (1)	2	$47.1	$48.3
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

The fair value of the Company’s debt was $316.9 million and $368.5 million as of December 31, 2020 and 2019, respectively. The carrying value of the Company’s debt was $305.0 million and $360.0 million as of December 31, 2020 and 2019, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded value of cash, trade accounts receivable, lease receivables, and trade accounts payable approximates fair value.

We measure non-financial assets such as goodwill, assets held for sale, and other long-lived assets at fair value when there is an indicator of impairment and only when we recognize an impairment loss. The tables below set forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis during 2020 and 2019.

(in millions)	Level in Fair Value Hierarchy	Fair Value at December 31, 2020
Assets held for sale
Non restructuring (1)	2	$1.8
Restructuring (2)	2	1.4
Right-of-use lease assets
Non restructuring (3)	3	1.0
Restructuring (2)	3	—
(1)Our held for sale revenue equipment is evaluated for impairment using market data upon classification as held for sale or as impairment indicators are present. If the carrying value of the assets held for sale exceeds the fair value, an impairment is recorded. Of the $17.2 million of assets held for sale not related to the FTFM shutdown as of December 31, 2020, $1.8 million are recorded at fair value. Refer to Note 1, Summary of Significant Accounting Policies for further details on impairment charges.
(2)We recognized impairment charges and recorded certain assets held for sale and right-of-use lease assets associated with the shutdown of the FTFM service offering at fair value as of December 31, 2020. Transportation equipment was measured using market data, while right-of-use lease assets were measured using discounted cash flow analyses. Of the $1.6 million of assets held for sale related to the FTFM shutdown, $1.4 million were recorded at fair value. The discounted cash flow analyses for right-of-use lease assets used a range of discount rates from 3.6% to 4.0%, with a weighted average rate of 4.0%.
(3)During the fourth quarter of 2020, we recognized an impairment on one of our right-of-use lease assets. The discounted cash flow analysis performed used a discount rate of 4.1%.

(in millions)	Level in Fair Value Hierarchy	Fair Value at December 31, 2019
Assets held for sale
Non restructuring (1)	2	$8.1
Restructuring (2)	2	18.5
Right-of-use lease assets
Non restructuring (3)	3	1.0
Restructuring (2)	3	2.0
WSL acquisition internal-use software and intangible assets (4)	3	—
FTFM reporting unit goodwill (5)	3	—
(1)Our held for sale revenue equipment is evaluated for impairment using market data upon classification as held for sale or as impairment indicators are present. If the carrying value of the assets held for sale exceeds the fair value, an impairment is recorded. Of the $34.0 million of assets held for sale not related to the FTFM shutdown as of December 31, 2019, $8.1 million were recorded at fair value. Refer to Note 1, Summary of Significant Accounting Policies, for further details on impairment charges.
(2)We recognized impairment charges and recorded certain assets held for sale and right-of-use lease assets associated with the shutdown of the FTFM service offering at fair value as of December 31, 2019. Transportation equipment was measured using market data, while right-of-use lease assets were measured using discounted cash flow analyses. Of the $33.4 million of assets held for sale related to the FTFM shutdown, $18.5 million were recorded at fair value. The discounted cash flow analyses for right-of-use lease assets used a range of discount rates from 2.9% to 4.5%, with a weighted average rate of 4.0%. For further details on the impairment charges recorded refer to Note 16, Restructuring.
(3)During the fourth quarter of 2019, we recognized an impairment on one of our right-of-use lease assets. The discounted cash flow analysis performed used a discount rate of 4.0%.
(4)As part of the shutdown of the FTFM service offering in 2019, we recognized impairment charges and recorded internal-use software and finite lived intangible assets at fair value. The WSL acquisition internal-use software and intangible assets, which were previously valued using the replacement cost method and discounted cash flow analyses, respectively, were written off as part of the shutdown of the FTFM service offering.
(5)During the second quarter of 2019, a triggering event occurred within our FTFM reporting unit which resulted in an impairment test being performed and full impairment of its goodwill.

Our ownership interests in PSI and MLSI discussed in Note 5, Investments, do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321-10-35-2.

5. INVESTMENTS

Marketable Securities

The following table presents the maturities and values of our marketable securities as of the dates shown.

	December 31, 2020			December 31, 2019
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	3 to 101	$12.6	$12.7	$16.5	$17.0
Asset-backed securities	—	—	—	0.1	0.1
Corporate debt securities	8 to 81	21.4	22.2	15.1	15.4
State and municipal bonds	3 to 63	11.9	12.2	11.6	11.8
Other U.S. and non-U.S. government bonds	—	—	—	4.0	4.0
Total marketable securities		$45.9	$47.1	$47.3	$48.3

Gross realized gains and losses on our marketable securities were not material for the years ended December 31, 2020, 2019, and 2018. Net unrealized gains on our marketable securities, net of tax, were $0.1 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, and net unrealized losses on our marketable securities, net of tax, were not material for the year ended December 31, 2018. Additionally, we did not have an allowance for credit losses on our marketable securities as of December 31, 2020 or any other-than-temporary impairments as of December 31, 2019, and our total unrealized gains and losses were not material as of December 31, 2020 and 2019.

Ownership Interest in Platform Science, Inc.

In 2018, the Company made a strategic decision to invest in PSI and acquired an ownership interest in exchange for granting them a non-exclusive license to our proprietary telematics mobile software that was developed to enhance driver productivity and ensure regulatory compliance. Our ownership interest is being accounted for under ASC 321, Investments - Equity Securities using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheets. During the first half of 2020, remeasurement events occurred which required the Company to revalue its interest in PSI. In the year ended December 31, 2020, the Company recognized pre-tax gains of $8.8 million on its investment in PSI, which were recorded within other income on the consolidated statements of comprehensive income. The value of our ownership interest as of December 31, 2020 and 2019 was $12.3 million and $3.5 million, respectively, and our ownership percentage was 12.6% as of December 31, 2020. There have been no events since the remeasurement performed in the first half of 2020 that would indicate that the value of our investment in PSI has changed as of December 31, 2020.

Ownership Interest in Mastery Logistics Systems, Inc.

On July 2, 2020, Schneider entered into a strategic partnership with MLSI, a transportation technology development company, which included an agreement that allows the Company to purchase a non-controlling interest in MLSI in two tranches. Schneider and MLSI are collaborating to develop a Transportation Management System using MLSI’s SaaS technology which Schneider has also agreed to license. In the year ended December 31, 2020, we paid MLSI $10.0 million, completing both tranches of the agreement, and, in return, received shares of preferred stock of MLSI which represents a 10.1% ownership interest. This investment is being accounted for under ASC 321, Investments - Equity Securities using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheet. As of December 31, 2020, no events have occurred that would indicate that the value of our investment in MLSI has changed.

Subsequent Event - Investment in TuSimple (Cayman) Limited

On January 12, 2021, the Company contributed $5.0 million for a non-controlling interest in TuSimple (Cayman) Limited, a global self-driving technology company. The investment will be accounted for under ASC 321, Investments - Equity Securities.

6. GOODWILL

Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the years ended December 31, 2020 and 2019.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2018	$138.2	$14.2	$9.8	$162.2
Goodwill impairment charge	(34.6)	—	—	(34.6)
Foreign currency translation loss	—	—	(0.1)	(0.1)
Balance at December 31, 2019	103.6	14.2	9.7	127.5
Foreign currency translation gain	—	—	0.6	0.6
Balance at December 31, 2020	$103.6	$14.2	$10.3	$128.1

At December 31, 2020 and 2019, we had accumulated goodwill impairment charges of $42.6 million.

Goodwill is tested for impairment at least annually using the discounted cash flow, guideline public company, and guideline merged and acquired company methods to calculate the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. If interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.

During the second quarter of 2019, a triggering event occurred as results from our FTFM reporting unit continued to be less than projected, despite sustained investments and operational changes designed to improve efficiencies. Because of this triggering event, an impairment test was performed for the FTFM reporting unit. As a result of the testing performed, an impairment loss of $34.6 million was recorded for our FTFM reporting unit as the discounted cash flows expected to be generated by this reporting unit were not sufficient to recover its carrying value. This represented all of the goodwill related to the FTFM reporting unit. In the fourth quarter of 2020 and 2019, annual impairment tests were performed on all three of our remaining reporting units with goodwill. No impairments resulted from these tests.

7. DEBT AND CREDIT FACILITIES

As of December 31, 2020 and 2019, debt included the following:

(in millions)	December 31, 2020	December 31, 2019
Unsecured senior notes: principal payable at maturities ranging from 2021 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.64% and 3.42% for 2020 and 2019, respectively	$305.0	$360.0
Current maturities	(40.0)	(55.0)
Debt issuance costs	(0.2)	(0.4)
Long-term debt	$264.8	$304.6

Scheduled principal payments of debt subsequent to December 31, 2020 are as follows:

(in millions)	December 31, 2020
2021	$40.0
2022	60.0
2023	70.0
2024	40.0
2025	95.0
2026 and thereafter	—
Total	$305.0

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through August 2023.

The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of December 31, 2020 or 2019. Standby letters of credit under this agreement amounted to $3.9 million and $3.8 million at December 31, 2020 and 2019, respectively, and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at December 31, 2020 or 2019. At both December 31, 2020 and 2019, standby letters of credit under this agreement amounted to $70.3 million and were primarily related to the requirements of certain of our insurance obligations. The Company plans to renew the 2018 Receivables Purchase Agreement prior to its expiration date.

The credit agreements contain various financial and other covenants, including required minimum consolidated net worth, consolidated net debt, limitations on indebtedness, transactions with affiliates, shareholder debt, and restricted payments. The credit agreements and senior notes contain change of control provisions pursuant to which a change of control is defined to mean the Schneider family no longer owns more than 50% of the combined voting power of our capital shares. A change of control event causes an immediate termination of unused commitments under the credit agreements and requires repayment of all outstanding borrowings plus accrued interest and fees. The senior notes require us to provide notice to the note holders offering prepayment of the outstanding principal along with interest accrued to the date of prepayment. The prepayment date is required to be within 20 to 60 days from the date of notice. At December 31, 2020, the Company was in compliance with all financial covenants.

8. LEASES

We adopted ASU 2016-02, Leases, which is codified in ASC 842, as of January 1, 2019 and resulted in the initial recording of right-of-use lease assets and related lease liabilities of $80.6 million and $85.2 million, respectively. Right-of-use lease assets and related lease liabilities were $69.4 million and $74.6 million as of December 31, 2020, respectively, and $75.5 million and $82.6 million as of December 31, 2019, respectively. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. Our incremental borrowing rates are used as the discount rates for leases and are determined based on U.S. Treasury rates plus an applicable margin to arrive at all-in rates. Schneider uses multiple discount rates based on lease terms and other economic factors. The operating lease right-of-use asset also includes accrued lease expense resulting from the straight-line accounting under prior accounting methods, which is now being amortized over the remaining life of the lease.

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

For our real estate leases, we have elected to apply the recognition requirement to leases of twelve months or less, therefore, an operating lease right-of-use asset and liability will be recognized for all of these leases. For our equipment leases, we have elected to not apply the recognition requirements to leases of twelve months or less. These leases will be expensed on a straight-line basis and no operating lease right-of-use asset or liability will be recorded.

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

At the inception of our contracts, we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. None of our leases contain restrictions or covenants that restrict us from incurring other financial obligations.

The following table presents our net lease costs for the years ended December 31, 2020 and 2019.

	Financial Statement Classification	Year Ended December 31,
(in millions)		2020	2019
Operating lease cost
Operating lease cost	Operating supplies and expenses	$29.5	$32.5
Short-term lease cost (1)	Operating supplies and expenses	3.1	7.6
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	0.5	3.2
Interest on lease liabilities	Interest expense	0.1	0.2
Variable lease cost	Operating supplies and expenses	2.2	2.6
Sublease income	Operating revenues	(4.5)	(5.4)
Total net lease cost		$30.9	$40.7
(1)Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.

As of December 31, 2020 and 2019, remaining lease terms and discount rates under operating and finance leases were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	4.1 years	4.4 years
Finance leases	4.6 years	4.3 years

Weighted-average discount rate (1)
Operating leases	3.8%	4.1%
Finance leases	3.2%	3.3%
(1)Determined based on a portfolio approach.

Additional information related to our leases is as follows:

	Year Ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$34.7	$35.3
Operating cash flows for finance leases	0.1	0.2
Financing cash flows for finance leases	0.6	6.9

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$23.7	$29.4
Finance leases	0.8	1.4

Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in capitalized software and other noncurrent assets, other current liabilities, and other noncurrent liabilities, respectively, in the consolidated balance sheets. Total operating lease right-of-use lease asset impairment losses were $0.8 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, $0.3 million and $3.8 million related to the shutdown of our FTFM service offering, respectively. Refer to Note 16, Restructuring, for additional details on the impairment loss related to the FTFM service offering shutdown.

At December 31, 2020, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
2021	$25.8	$0.5
2022	17.6	0.5
2023	14.3	0.5
2024	10.4	0.4
2025	7.2	0.1
2026 and thereafter	5.4	0.1
Total	80.7	2.1
Amount representing interest	(6.1)	(0.1)
Present value of lease payments	74.6	2.0
Current maturities	(23.6)	(0.4)
Long-term lease obligations	$51.0	$1.6

For certain of our real estate leases, there are options contained within the lease agreement to extend beyond the initial lease term. The Company recognizes options as right-of-use assets and lease liabilities when deemed reasonably certain to be exercised. Future operating lease payments at December 31, 2020 include $2.3 million related to options to extend lease terms that we are reasonably certain to exercise.

As of December 31, 2020, we had one additional lease that has been signed but not yet commenced for $7.0 million. This lease will commence in 2021 and has a lease term of five years.

The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of December 31, 2020 and 2019. Real and other property under finance leases are being amortized to a zero net book value over the initial lease term.

(in millions)	December 31, 2020	December 31, 2019
Real property	$0.7	$0.8
Other property	2.7	2.6
Accumulated amortization	(1.6)	(1.9)
Total	$1.8	$1.5

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

In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the years ended December 31, 2020 and 2019. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.

Under ASC 842, all leases for which we are the lessor meet the definition of sales-type leases. In addition, as required under ASC 842, all cash flows from lease receipts are classified as operating activities on the consolidated statement of cash flows beginning January 1, 2019. We previously presented all cash flows from lease receipts as investing activities.

As of December 31, 2020 and 2019, the investments in lease receivables were as follows:

(in millions)	December 31, 2020	December 31, 2019
Future minimum payments to be received on leases	$159.0	$135.0
Guaranteed residual lease values	107.6	126.6
Total minimum lease payments to be received	266.6	261.6
Unearned income	(38.5)	(30.7)
Net investment in leases	228.1	230.9

Current maturities of lease receivables	97.6	122.1
Allowance for doubtful accounts	(0.8)	(0.6)
Current portion of lease receivables—net of allowance	96.8	121.5

Lease receivables—noncurrent	$131.3	$109.4

The amounts to be received on lease receivables as of December 31, 2020 were as follows:

(in millions)	December 31, 2020
2021	$119.1
2022	80.8
2023	62.1
2024	4.0
2025	0.6
2026 and thereafter	—
Total undiscounted lease cash flows	266.6
Amount representing interest	(38.5)
Present value of lease receivables	228.1
Current lease receivables, net of allowance	(96.8)
Long-term lease receivable	$131.3

Prior to entering a lease contract, we assess the credit quality of the potential lessee through the use of credit checks and other relevant factors, ensuring that their inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we have the ability to take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including running subsequent credit checks as needed. Our net investment in leases with any portion past due as of December 31, 2020 was $41.5 million, which includes both current and future lease payments.

Lease payments are generally due on a weekly basis and are classified as past due when the weekly payment is not received by the due date. The following table presents an aging analysis of past due lease payments.

(in millions)	December 31, 2020
1-29 days	$1.2
30-59 days	0.5
60-89 days	0.3
90 days or greater	0.4
Total past due	$2.4

Accrued interest on leases is included within lease receivables on the consolidated balance sheets and was not material as of December 31, 2020 and 2019. Leases are generally placed on nonaccrual status (nonaccrual of interest and other fees) when a payment becomes 90 days past due or upon notification of bankruptcy, death, or other instances management concludes collectability is not reasonably assured. The accrual of interest and other fees resumes when all payments are less than 60 days past due. At both December 31, 2020 and 2019, our net investment in leases on nonaccrual status were not material.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses in the consolidated statements of comprehensive income, respectively.

	Year Ended December 31,
(in millions)	2020	2019
Revenue	$206.3	$196.0
Cost of goods sold	(185.6)	(177.1)
Operating profit	$20.7	$18.9

Interest income on lease receivable	$26.5	$27.3

9. INCOME TAXES

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Company took advantage of the cash deferral program available for payment of federal and state income taxes through the second quarter of 2020 and the cash deferral program available for payment of employer social security taxes through December 31, 2020. The deferred income tax payments were paid to the respective tax authorities in the third quarter of 2020 and we anticipate paying the deferred employer social security taxes in 2021 which were $30.7 million as of December 31, 2020. On August 8, 2020, President Trump signed an executive order, “Deferring Payroll Tax Obligations in Light of the Ongoing COVID-19 Disaster,” which gives employers the option to defer the employee portion of social security payments for certain individuals. Schneider did not elect to use the deferral option under this executive order.

The components of the provision for income taxes for the years ended December 31, 2020, 2019, and 2018 were as follows:

(in millions)	2020	2019	2018
Current:
Federal	$60.4	$43.0	$21.7
State and other	9.1	8.3	11.8
	69.5	51.3	33.5
Deferred:
Federal	(1.4)	(1.3)	54.2
State and other	3.1	1.1	6.7
Impact of the Tax Cuts and Jobs Act (1)	—	—	1.3
	1.7	(0.2)	62.2
Total provision for income taxes	$71.2	$51.1	$95.7
(1)On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The primary impact of the Act for us related to the reduction of the Federal corporate income tax rate from 35% to 21% beginning in 2018. Previously recorded deferred tax assets and liabilities were remeasured to reflect the 21% rate at which these assets and liabilities would be realized in future periods.

Foreign operations of the Company are insignificant in relation to our overall operating results.

The provision for income taxes for the years ended December 31, 2020, 2019, and 2018 differed from the amounts computed using the federal statutory rate in effect as follows:

	2020		2019		2018
(in millions, except percentages)	Dollar Impact	Rate	Dollar Impact	Rate	Dollar Impact	Rate
Income tax at federal statutory rate	$59.4	21.0%	$41.6	21.0%	$76.6	21.0%
State tax—net of federal effect	9.7	3.4	8.1	4.1	15.4	4.2
Nondeductible meals and entertainment	1.9	0.7	2.1	1.0	2.1	0.6
Impact of the Tax Cuts and Jobs Act	—	—	—	—	1.3	0.3
Other—net	0.2	0.1	(0.7)	(0.3)	0.3	0.1
Total provision for income taxes	$71.2	25.2%	$51.1	25.8%	$95.7	26.2%

The components of the net deferred tax liability included in deferred income taxes in the consolidated balance sheets as of December 31, 2020 and 2019, were as follows:

(in millions)	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$0.4	$0.4
Compensation and employee benefits	10.2	9.6
Insurance and claims accruals	3.0	2.4
Operating lease liabilities	18.5	20.2
State net operating losses and credit carryforwards	11.5	12.7
Other	5.2	4.8
Total gross deferred tax assets	48.8	50.1
Valuation allowance	(2.6)	(2.0)
Total deferred tax assets—net of valuation allowance	46.2	48.1
Deferred tax liabilities:
Property and equipment	462.6	467.9
Prepaid expenses	4.3	4.2
Intangible assets	5.9	3.5
Operating lease right-of-use assets	16.6	18.0
Other	7.2	3.5
Total gross deferred tax liabilities	496.6	497.1
Net deferred tax liability	$450.4	$449.0

Unrecognized Tax Benefits

Our unrecognized tax benefits as of December 31, 2020 would reduce the provision for income taxes if subsequently recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Interest and penalties recorded in income tax expense for the years ended December 31, 2020, 2019, and 2018 were immaterial. Accrued interest and penalties for such unrecognized tax benefits as of December 31, 2020 and 2019 were $2.4 million and $2.1 million, respectively. We expect no significant increases or decreases for unrecognized tax benefits during the twelve months immediately following the December 31, 2020 reporting date.

As of December 31, 2020, 2019, and 2018, a reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded as other noncurrent liabilities in the consolidated balance sheets, is as follows:

(in millions)	2020	2019	2018
Gross unrecognized tax benefits—beginning of year	$4.3	$3.3	$2.8
Gross increases—tax positions related to current year	0.3	0.6	0.8
Gross increases (decreases)—tax positions taken in prior years	(0.3)	0.4	—
Lapse of statutes	—	—	(0.3)
Gross unrecognized tax benefits—end of year	$4.3	$4.3	$3.3

Tax Examinations

We file a U.S. federal income tax return, as well as income tax returns in a majority of state tax jurisdictions. We also file returns in foreign jurisdictions. The years 2017, 2018, and 2019 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. In September 2020, the statute for 2016 expired. State and foreign jurisdictional statutes of limitations generally range from three to four years.

Carryforwards

As of December 31, 2020, we had $203.8 million of state net operating loss carryforwards which are subject to expiration from 2021 to 2041. Our state credit carryforwards were not material and are subject to expiration from 2021 to 2029. We also had no capital loss carryforwards. The deferred tax assets related to carryforwards at December 31, 2020 were $11.8 million for state net operating loss carryforwards and not material for state credit carryforwards. Carryforwards are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and projections of future taxable income. At December 31, 2020, we carried a total valuation allowance of $2.6 million against state deferred tax assets.

10. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019, and 2018, respectively.

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Numerator:
Net income available to common shareholders	$211.7	$147.0	$268.9

Denominator:
Weighted average common shares outstanding	177.3	177.1	177.0
Dilutive effect of share-based awards and options outstanding	0.3	0.2	0.2
Weighted average diluted common shares outstanding	177.6	177.3	177.2

Basic earnings per common share	$1.19	$0.83	$1.52
Diluted earnings per common share	1.19	0.83	1.52

The calculation of diluted earnings per share for the years ended December 31, 2020, 2019, and 2018 excluded an immaterial amount of share-based awards and options that had an anti-dilutive effect.

Dividends Declared

During 2020, 2019, and 2018, the Company declared cash dividends totaling $2.26, $0.24, and $0.24 per share, respectively. Included in the 2020 amount is a special cash dividend of $2.00 per share, totaling $354.7 million.

Subsequent Event - Dividends Declared

In January 2021, our Board declared a quarterly cash dividend for the first fiscal quarter of 2021 in the amount of $0.07 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on March 12, 2021 and is expected to be paid on April 8, 2021.

11. EMPLOYEE BENEFIT PLANS

We sponsor defined contribution plans for certain eligible employees. Under these plans, annual contribution levels, as defined in the plan agreements, are based upon years of service. Expense under these plans totaled $10.7 million, $10.1 million, and $12.0 million in 2020, 2019, and 2018, respectively, and is classified in salaries, wages, and benefits in the consolidated statements of comprehensive income.

We also have a savings plan, organized pursuant to Section 401(k) of the Internal Revenue Code, to provide employees with additional income upon retirement. Under the terms of the plan, substantially all employees may contribute a percentage of their annual compensation, as defined, to the plan. We make contributions to the plan, up to a maximum amount per employee, based upon a percentage of employee contributions. Our net expense under this plan was $11.3 million, $11.8 million, and $12.1 million in 2020, 2019, and 2018, respectively.

12. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B common stock to employees under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of the following: restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“performance shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options.

Prior to our IPO, we granted restricted shares of Class B common stock. The pre-IPO restricted shares were accounted for as equity awards and paid out in shares.

We account for our restricted shares, RSUs, performance shares, PSUs, and non-qualified stock options granted as equity awards in accordance with the applicable accounting standards for these types of share-based payments. These standards require that the cost of the awards be recognized in our consolidated financial statements based on the grant date fair value of those awards. This cost is recognized over the period for which an employee is required to provide service in exchange for the award, subject to the attainment of performance metrics established for performance shares and PSUs. Share-based compensation expense is recorded in salaries, wages, and benefits in our consolidated statements of comprehensive income, along with other compensation expenses to employees.

The following table summarizes the components of our employee share-based compensation expense.

	Year Ended December 31,
(in millions)	2020	2019	2018
Restricted Shares and RSUs	$4.5	$3.2	$3.1
Pre-IPO Restricted Shares	—	—	0.9
Performance Shares and PSUs	1.9	(6.0)	5.5
Nonqualified Stock Options	0.9	0.5	1.4
Share-based compensation expense (benefit)	$7.3	$(2.3)	$10.9
Related tax benefit (expense)	$1.8	$(0.6)	$2.8

As of December 31, 2020, we had $13.5 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards that is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Shares and RSUs

Under the Plan, the majority of the restricted shares and RSUs granted from 2017 to 2020 vest ratably over a period of four years, with the first 25% of the grant vesting approximately one year after the date of grant, subject to continued employment through the vesting date or retirement eligibility. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each restricted share and RSU. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	240,016	$19.00
Granted	229,272	26.82
Vested	(74,828)	19.00
Forfeited	(24,983)	21.26
Unvested at December 31, 2018	369,477	23.70
Granted	259,812	22.76
Vested	(96,630)	23.30
Forfeited	(47,851)	23.05
Unvested at December 31, 2019	484,808	23.34
Granted	259,992	22.04
Vested	(141,556)	22.56
Forfeited	(13,657)	23.00
Unvested at December 31, 2020	589,587	$22.96

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

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	391,541	$19.00
Granted	303,228	26.78
Vested	—	—
Forfeited	(56,390)	19.65
Unvested at December 31, 2018	638,379	22.64
Granted	449,771	22.49
Vested	—	—
Forfeited	(568,429)	21.18
Unvested at December 31, 2019	519,721	24.11
Granted	350,525	22.04
Vested	(44,802)	26.80
Forfeited	(170,422)	26.68
Unvested at December 31, 2020	655,022	$22.15

Nonqualified Stock Options

The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a period of four years, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant.

Nonqualified Stock Options Outstanding	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2017	229,620	$19.00	9.3	$2,195
Granted	173,024	26.74
Exercised (2)	(8,410)	19.00		67
Forfeited	(25,230)	19.00
Outstanding at December 31, 2018	369,004	22.63	8.7	—
Granted	303,044	22.12
Exercised (2)	—	—		—
Forfeited	(134,800)	22.87
Outstanding at December 31, 2019	537,248	22.28	8.3	641
Granted	233,636	22.04
Exercised (2)	(84,984)	19.00		440
Forfeited	—	—
Outstanding at December 31, 2020 (3)	685,900	$20.60	7.1	$735

Exercisable as of:
December 31, 2018	48,995	$19.00	8.3	$—
December 31, 2019	130,563	21.38	7.5	255
December 31, 2020	179,893	21.18	5.8	244
(1)The aggregate intrinsic value was computed using the closing share price on December 31, 2020 of $20.70, December 31, 2019 of $21.82, and December 31, 2018 of $18.67, as applicable.
(2)Cash received upon exercise of stock options was $1.6 million in 2020, $0 in 2019, and $0.2 million in 2018.
(3)In November 2020, the exercise price of all outstanding options was adjusted downward by $2.00 to equitably adjust for the special dividend paid by the Company on November 19, 2020.

Unvested Nonqualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	229,620	$6.37
Granted	173,024	8.96
Vested	(57,405)	6.37
Forfeited	(25,230)	6.37
Unvested at December 31, 2018	320,009	7.77
Granted	303,044	7.08
Vested	(92,251)	7.59
Forfeited	(124,117)	7.63
Unvested at December 31, 2019	406,685	7.34
Granted	233,636	6.34
Vested	(134,314)	7.30
Forfeited	—	—
Unvested at December 31, 2020	506,007	$6.89

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

Assumptions used in calculating the Black-Scholes value of options granted during 2020, 2019, and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Weighted-average Black-Scholes value	$6.34	$7.08	$8.96
Black-Scholes assumptions:
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	31.0%	32.0%	32.2%
Expected dividend yield	1.2	1.0	0.9
Risk-free interest rate	1.6	2.5	2.8

Director Share Awards and Deferred Stock Units

Equity awards are granted to each director annually on the date of our annual shareholder meeting, prospectively for the year of service following the annual shareholder meeting and will vest on the earlier of (1) the one-year anniversary of the grant date or (2) the following year’s shareholder meeting, subject to continued service. Any director who joins our Board mid-year will receive a pro-rata portion of equity-based compensation for service during the balance of the director’s service year, which will vest on the date of the next annual meeting. We account for the annual director share awards as equity based in accordance with applicable accounting standards for these types of share-based payments. Expense related to our director equity based awards was $1.3 million in 2020 and immaterial in 2019 and 2018.

We also grant equity retainer awards, or shares in lieu of cash, on a quarterly basis to our non-employee directors. These awards consist of fully vested shares of our Class B common stock or deferred stock units (“DSUs”) that are granted in arrears on the first business day following a quarter close. The number of shares or DSUs granted each quarter is determined by dividing the quarterly retainer amount by the fair market value of the shares of common stock as of the grant date. We account for the quarterly director share awards and DSUs as liability based in accordance with the applicable accounting standards for these types of share-based payments and remeasure the DSUs at the end of each reporting period through settlement. Expense related to our director liability based awards was $0.9 million in 2020 and immaterial in 2019 and 2018.

13. OTHER LONG-TERM INCENTIVE COMPENSATION

We maintain legacy long-term cash incentive compensation plans. The total expense (benefit) recognized for plans that include executives was $1.6 million in 2020, $(2.0) million in 2019, and $11.2 million in 2018.

Under the 2011 Omnibus Long-term Incentive Plan (the “LTIP”), performance-based Long-Term Cash Awards (“Cash Plan Awards”) and service-based Stock Appreciation Rights (“SARs”) were granted annually to eligible employees, including our executive officers, from 2013-2016 and 2011-2012, respectively.

Payout of our Cash Plan Awards is contingent on attainment of two pre-established performance metrics measured over a period of five years: compounded net income growth (determined on the basis of GAAP with adjustments for significant, nonrecurring items approved by the Compensation Committee of the Board) and return on capital (“ROC”). Grants are expressed as fixed dollar amounts, but actual amounts earned may range from 0% to 250% of target based on performance. The awards are fully vested and will be paid 90 days after completion of the performance period of five years or on a subsequent deferral date elected by the executive pursuant to our 2005 Supplemental Savings Plan, subject to compliance with certain restrictive covenants. The liability for the Cash Plan Awards was $2.9 million and $6.3 million at December 31, 2020 and 2019, respectively.

SARs awards became 100% vested after their vesting period of three years. Vested SARs were to be paid on March 1 of the fifth year following the year of such grant, however, all participants elected to be paid out on a subsequent deferral date (or within 90 days following a termination of employment or change in control, if earlier, subject to Internal Revenue Code Section 409A). SARs will continue to appreciate (or depreciate) with changes in book value of outstanding common shares of company stock until paid, subject to the discretion of the Compensation Committee. As of December 31, 2020, approximately 1.0 million SARs units were outstanding. The liability for the SARs awards was $5.3 million and $4.8 million at December 31, 2020 and 2019, respectively.

The 2005 Schneider National, Inc. Long-Term Incentive Plan (the “2005 LTIP”) was adopted and approved by our Board with an effective date of January 1, 2005. The 2005 LTIP includes awards of cash-settled retention credits granted to eligible employees, including certain of our named executive officers. The retention credits are mandatorily deferred time-based cash credits which are fully vested and will be paid out in March following the second anniversary of the date of the employee’s termination of employment, provided the employee has not violated the terms of their restrictive covenant agreements. The liability for the retention credits was $8.8 million and $8.6 million at December 31, 2020 and 2019, respectively.

14. COMMITMENTS AND CONTINGENCIES

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

We record liabilities for claims against the Company based on our best estimate of expected losses. The primary claims arising for the Company through its trucking, intermodal, and logistics operations consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers’ compensation, property damage, cargo, and wage and benefit claims. We maintain excess liability insurance with licensed insurance carriers for liabilities in excess of amounts we self-insure which serves to largely offset the Company’s liability associated with these claims, with the exception of wage and benefit claims for which we self-insure. We review our accruals periodically to ensure that the aggregate amounts of our accruals are appropriate at any period after consideration of available insurance coverage. Although we expect that our claims accruals will continue to vary based on future developments, assuming that we are able to continue to obtain and maintain excess liability insurance coverage for such claims, we do not anticipate that such accruals will, in any period, materially impact our results of operations.

At December 31, 2020, our firm commitments to purchase transportation equipment totaled $161.9 million.

A representative of the former owners of WSL has filed a lawsuit in the Delaware Court of Chancery which primarily alleges that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operations of the business, and as a result, the former owners claim they are entitled to damages including an additional payment of $40.0 million under an earn-out arrangement which was a component of the purchase price in the transaction. The Delaware Court of Chancery conducted a remote trial in January 2021. We believe that we have strong defenses to this claim. A judgment by the Court against us in this matter could have a material adverse effect on our results of operations.

In the year ended December 31, 2020, the Company recorded $12.8 million of expense and paid $13.7 million as a result of an adverse tax ruling in a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service. The charge includes interest and is included within operating supplies and expenses on the consolidated statements of comprehensive income for the year ended December 31, 2020. In December 2020, the Company filed an appeal which is currently pending with the 7th Circuit Court of Appeals.

15. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

As of December 31, 2018, our operating segments within the Truckload reportable segment were VTL, FTFM, and Bulk. On July 29, 2019 the Board approved a structured shutdown of our FTFM service offering, which was included within our FTFM operating segment. As the shutdown of the FTFM service offering is complete, there are only two remaining operating segments within the Truckload reportable segment, VTL and Bulk, that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in ASC 280. VTL delivers truckload quantities over irregular routes using dry van trailers. Bulk transports key inputs to manufacturing processes, such as specialty chemicals, using specialty trailers.

The Intermodal reportable segment provides rail intermodal and drayage services to our customers. Company owned containers, chassis, and dray tractors are used to provide these transportation services.

The Logistics reportable segment consists of three operating segments – Brokerage, Supply Chain Management, and Import/Export Services – that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. In the Logistics segment, we provide additional sources of truck capacity, manage transportation-systems analysis requirements for individual customers, and provide trans-loading and warehousing services.

We generate other revenues from our leasing and captive insurance businesses which are operated by wholly owned subsidiaries. We also have operations in Asia that meet the definition of an operating segment. None of these operations meet the quantitative reporting thresholds. As a result, these operations are grouped in “Other” in the tables below. Also included in “Other” are revenues and expenses that are incidental to our activities and not attributable to any of the reportable segments.

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

The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $62.6 million, $87.1 million, and $82.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Revenues by Segment	Year Ended December 31,
(in millions)	2020	2019	2018
Truckload	$1,851.0	$2,076.8	$2,265.1
Intermodal	974.7	1,007.8	955.9
Logistics	1,129.3	934.8	1,023.9
Other	359.0	371.3	323.2
Fuel surcharge	318.3	466.0	522.8
Inter-segment eliminations	(79.5)	(109.7)	(113.9)
Operating revenues	$4,552.8	$4,747.0	$4,977.0

Income (Loss) from Operations by Segment	Year Ended December 31,
(in millions)	2020	2019	2018
Truckload	$187.8	$59.0	$237.1
Intermodal	75.0	107.7	130.4
Logistics	43.1	37.3	47.3
Other	(19.2)	3.8	(39.0)
Income from operations	$286.7	$207.8	$375.8

Depreciation and Amortization by Segment	Year Ended December 31,
(in millions)	2020	2019	2018
Truckload	$210.7	$212.3	$211.0
Intermodal	46.3	44.6	39.8
Logistics	0.1	0.5	0.4
Other	33.4	35.5	40.1
Depreciation and amortization expense	$290.5	$292.9	$291.3

Substantially all of our revenues and assets were generated or located within the U.S.

16. RESTRUCTURING

On July 29, 2019, the Company’s Board approved a structured shutdown of its FTFM service offering within its Truckload reportable segment which was substantially complete as of August 31, 2019. The restructuring activity was recorded within our Truckload reportable segment. Pre-tax losses of our FTFM service offering were $34.4 million and $29.2 million for the years ended December 31, 2019 and 2018, respectively.

The activity associated with the shutdown is presented separately on the consolidated statements of comprehensive income within restructuring—net and is summarized below on a cumulative basis since July 29, 2019. Restructuring activity for the year ended December 31, 2020 was not material and no costs were incurred for the year ended December 31, 2018.

(in millions)	Cumulative
Impairment charges and losses on asset disposals—net	$47.2
Receivable write-downs—net	3.0
Other costs	14.5
Total restructuring—net	$64.7

As of December 31, 2020 and 2019, FTFM restructuring liabilities were classified as current liabilities on the consolidated balance sheets as follows:

(in millions)	Restructuring Liabilities
Balance at December 31, 2018	$—
Restructuring—net	13.7
Cash payments	(8.6)
Balance at December 31, 2019	5.1
Restructuring—net	0.8
Cash payments	(1.5)
Balance at December 31, 2020	$4.4

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that as of December 31, 2020, our internal control over financial reporting was effective.

The effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited our consolidated financial statements. Deloitte & Touche LLP’s report on internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning our executive officers included in Part I of this Form 10-K under the caption “Information About Our Executive Officers,” which is incorporated by reference herein, and the information regarding our Code of Conduct below, the information required by Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2021 annual meeting of shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020.

Our Board has adopted a Code of Conduct applicable to all employees, and a Code of Ethics for CEO and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and other persons performing similar functions. We have posted a copy of our Code of Conduct and Code of Ethics for CEO and Senior Financial Officers on the “Investors - Governance” section of our website at www.schneider.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, the Code of Conduct and Code of Ethics for CEO and Senior Financial Officers by posting such information on the “Investors” section of our website at www.schneider.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information set forth under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables and Narrative,” and “Risk Considerations Relating to Compensation” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2020. All of our equity compensation plans pursuant to which grants are currently being made have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (2)
Equity compensation plans approved by security holders	1,327,782	$20.60	5,554,142
Equity compensation plans not approved by security holders	—	—	—
Total	1,327,782	$20.60	5,554,142
(1)The calculation of the weighted average exercise price includes only stock options and does not include the outstanding deferred stock units, restricted stock units, and performance-based restricted stock units reflected in the first column.
(2)On November 9, 2020, the Compensation Committee authorized an additional 468,706 shares to be added to the 2017 Omnibus Plan share pool, as required by the terms of such plan, to equitably adjust for the special dividend paid by the Company on November 19, 2020.

The remaining information required by Item 12 is incorporated herein by reference to the information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, the Board, and Management” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the information set forth under the caption “Corporate Governance” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8, above.

(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Year Ended	Balance at Beginning of Year	Charged to Expense / Against Revenue	Write-offs-Net of Recoveries	Balance at End of Year
December 31, 2018	$5.2	$3.7	$(2.1)	$6.8
December 31, 2019	6.8	(1.1)	(2.3)	3.4
December 31, 2020	3.4	1.4	(1.1)	3.7

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

4.1	Description of Class B Common Stock
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

10.38+	Form of Schneider National, Inc. Confidentiality Agreement (2018) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report of Form 10-Q filed on April 30, 2018)
21.1*	Subsidiaries of Schneider National, Inc.
23.1*	Consent of Deloitte & Touche LLP
24.1*	Power of Attorney
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.
*    Filed herewith.
** Furnished herewith.
+    Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	February 19, 2021	/s/ Mark B. Rourke
Mark B. Rourke
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2021.

Signature	Title

*/s/ Adam P. Godfrey
Adam P. Godfrey	Chairman of the Board of Directors
*/s/ Jyoti Chopra
Jyoti Chopra	Director
*/s/ Mary P. DePrey
Mary P. DePrey	Director
*/s/ James R. Giertz
James R. Giertz	Director
*/s/ Robert W. Grubbs
Robert W. Grubbs	Director
*/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.	Director
*/s/ Mark B. Rourke
Mark B. Rourke	Director
*/s/ Paul J. Schneider
Paul J. Schneider	Director
*/s/ Daniel J. Sullivan
Daniel J. Sullivan	Director
*/s/ John A. Swainson
John A. Swainson	Director
*/s/ James L. Welch
James L. Welch	Director

/s/ Mark B. Rourke
Mark B. Rourke	President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen L. Bruffett
Stephen L. Bruffett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelly A. Dumas-Magnin
Shelly A. Dumas-Magnin	Vice President and Controller (Principal Accounting Officer)

* By:	/s/ Shelly A. Dumas-Magnin
	Shelly A. Dumas-Magnin	Attorney-in-fact