Form 10-Q
period 2021-03-31
Schneider National, Inc.
filed 2021-04-29
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐            No ☒
As of April 23, 2021, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,534,643 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease 2019
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PSI	Platform Science, Inc.
SaaS	Software as a Service
SEC	United States Securities and Exchange Commission
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current expectations, beliefs, plans, or forecasts with respect to, among other things, future events and financial performance and trends in the business and industry. The words “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “prospects,” “potential,” “budget,” “forecast,” “continue,” “predict,” “seek,” “objective,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar words, expressions, terms, and phrases among others, generally identify forward-looking statements, which speak only as of the date the statements were made. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks, and uncertainties. Readers are cautioned that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement.

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
•Our ability to adapt to new technologies and new participants in the truckload and transportation industry; and
•Those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 14, Commitments and Contingencies;” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (b) Part I, Item 1. “Financial Statements: Note 11, Commitments and Contingencies;” and (3) other factors discussed in filings with the SEC by the Company.
The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Operating revenues	$1,228.6	$1,119.1
Operating expenses:
Purchased transportation	558.5	479.6
Salaries, wages, and benefits	267.1	264.4
Fuel and fuel taxes	63.8	60.9
Depreciation and amortization	73.1	69.8
Operating supplies and expenses	136.1	132.0
Insurance and related expenses	24.4	29.2
Other general expenses	29.4	29.5
Restructuring—net	—	(1.2)
Total operating expenses	1,152.4	1,064.2
Income from operations	76.2	54.9
Other expenses (income):
Interest income	(0.8)	(1.8)
Interest expense	3.4	3.8
Other expense (income)—net	0.8	(5.4)
Total other expenses (income)	3.4	(3.4)
Income before income taxes	72.8	58.3
Provision for income taxes	18.0	14.5
Net income	54.8	43.8
Other comprehensive loss:
Foreign currency translation loss	(0.1)	(0.8)
Net unrealized loss on marketable securities—net of tax	(0.6)	(0.3)
Total other comprehensive loss	(0.7)	(1.1)
Comprehensive income	$54.1	$42.7

Weighted average common shares outstanding	177.4	177.1
Basic earnings per share	$0.31	$0.25

Weighted average diluted shares outstanding	177.8	177.4
Diluted earnings per share	$0.31	$0.25
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$472.2	$395.5
Marketable securities	49.4	47.1
Trade accounts receivable—net of allowance of $3.6 million and $3.7 million, respectively	560.0	537.7
Other receivables	23.6	20.8
Current portion of lease receivables—net of allowance of $0.8 million and $0.8 million, respectively	95.7	96.8
Inventories	25.6	44.9
Prepaid expenses and other current assets	108.6	77.9
Total current assets	1,335.1	1,220.7
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,858.8	2,880.2
Land, buildings, and improvements	201.0	202.3
Other property and equipment	165.8	166.8
Total property and equipment	3,225.6	3,249.3
Less accumulated depreciation	1,435.0	1,417.4
Net property and equipment	1,790.6	1,831.9
Lease receivables	146.2	131.3
Capitalized software and other noncurrent assets	213.3	204.2
Goodwill	128.1	128.1
Total noncurrent assets	2,278.2	2,295.5
Total Assets	$3,613.3	$3,516.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$295.8	$245.7
Accrued salaries, wages, and benefits	95.7	110.7
Claims accruals—current	57.8	36.4
Current maturities of debt and finance lease obligations	100.7	40.4
Other current liabilities	117.1	101.4
Total current liabilities	667.1	534.6
Noncurrent Liabilities:
Long-term debt and finance lease obligations	207.2	266.4
Claims accruals—noncurrent	102.8	129.9
Deferred income taxes	457.9	450.4
Other noncurrent liabilities	78.4	79.4
Total noncurrent liabilities	846.3	926.1
Total Liabilities	1,513.4	1,460.7
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,607,931 and 95,159,635 shares issued, and 94,532,803 and 94,311,653 shares outstanding, respectively	—	—
Additional paid-in capital	1,555.1	1,552.2
Retained earnings	544.7	502.5
Accumulated other comprehensive income	0.1	0.8
Total Shareholders’ Equity	2,099.9	2,055.5
Total Liabilities and Shareholders’ Equity	$3,613.3	$3,516.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$54.8	$43.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.1	69.8
(Gains) losses on sales of property and equipment—net	(1.9)	2.8
Proceeds from lease receipts	17.1	18.0
Deferred income taxes	7.7	4.5
Long-term incentive and share-based compensation expense	5.2	2.4
Noncash restructuring—net	—	(1.1)
Other noncash items	1.4	(2.9)
Changes in operating assets and liabilities:
Receivables	(22.8)	(7.2)
Other assets	(51.8)	(29.9)
Payables	28.7	18.6
Claims reserves and other receivables—net	—	11.6
Other liabilities	(10.4)	(5.9)
Net cash provided by operating activities	101.1	124.5
Investing Activities:
Purchases of transportation equipment	(19.0)	(22.2)
Purchases of other property and equipment	(9.8)	(12.6)
Proceeds from sale of property and equipment	32.2	19.4
Proceeds from sale of off-lease inventory	4.4	4.0
Purchases of lease equipment	(11.3)	(26.6)
Proceeds from marketable securities	6.1	6.2
Purchases of marketable securities	(9.5)	(7.9)
Investment in equity securities	(5.0)	—
Net cash used in investing activities	(11.9)	(39.7)
Financing Activities:
Payments of debt and finance lease obligations	(0.2)	(25.1)
Dividends paid	(12.3)	(10.7)
Net cash used in financing activities	(12.5)	(35.8)
Net increase in cash and cash equivalents	76.7	49.0
Cash and Cash Equivalents:
Beginning of period	395.5	551.6
End of period	$472.2	$600.6
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment and inventory purchases in accounts payable	$22.0	$31.1
Dividends declared but not yet paid	13.8	11.8
Cash paid during the period for:
Interest	4.2	4.8
Income taxes—net of refunds	1.1	0.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2019	$—	$1,542.7	$693.6	$0.1	$2,236.4
Net income	—	—	43.8	—	43.8
Other comprehensive loss	—	—	—	(1.1)	(1.1)
Share-based compensation expense	—	1.9	—	—	1.9
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.7)	—	(11.7)
Share issuances	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—March 31, 2020	$—	$1,543.8	$725.7	$(1.0)	$2,268.5

Balance—December 31, 2020	$—	$1,552.2	$502.5	$0.8	$2,055.5
Net income	—	—	54.8	—	54.8
Other comprehensive loss	—	—	—	(0.7)	(0.7)
Share-based compensation expense	—	4.5	—	—	4.5
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.6)	—	(12.6)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.7	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2021	$—	$1,555.1	$544.7	$0.1	$2,099.9
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Nature of Operations

We are one of the largest providers of surface transportation and logistics solutions in North America. Schneider National, Inc. is a publicly held holding company that, through its wholly owned subsidiaries, provides safe, reliable, and innovative truckload, intermodal, and logistics services to a diverse group of customers throughout the continental United States, Canada, and Mexico. Unless otherwise indicated by the context, “we,” “us,” “our,” “ours,” the “Company,” and “Schneider” refer to Schneider National, Inc. and its consolidated subsidiaries.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period are not necessarily indicative of the results for a full year. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, these statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.

COVID-19

In response to the COVID-19 pandemic, the Company has taken steps to mitigate the potential risks it poses. We have taken additional measures to keep our associates safe and minimize unnecessary risk of exposure to COVID-19 including taking precautions for our associates and owner-operators, implementing work from home policies, and imposing travel limitations on employees where appropriate as we continue to provide an essential service.

Management makes estimates and assumptions that affect reported amounts and disclosures included in its financial statements and accompanying notes and assesses certain accounting matters that require consideration of forecasted financial information. Uncertainty remains regarding the ongoing impact of COVID-19 on our financial condition and future results of operations.

Accounting Standards Recently Adopted

We adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, which reduces complexity in accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application among reporting entities, as of January 1, 2021. We used the modified retrospective or prospective approach, which was based on the specific amendment implemented, when adopting this standard. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

2. LEASES

As Lessee

We lease real estate and equipment under operating and finance leases. Our real estate operating leases include operating centers, distribution warehouses, offices, and drop yards. Our non-real estate operating leases and finance leases include transportation, office, and warehouse equipment, in addition to truck washes. The majority of our leases include an option to extend the lease, and a small number include an option to terminate the lease early, which may include a termination payment.

Additional information related to our leases is as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$7.8	$8.6
Financing cash flows for finance leases	0.2	0.2

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$14.6	$7.4
Finance leases	1.2	0.3

As Lessor

We finance various types of transportation-related equipment for independent third parties under lease contracts which are generally for one to three years and accounted for as sales-type leases with fully guaranteed residual values. Our leases contain an option for the lessee to return, extend, or purchase the equipment at the end of the lease term for the guaranteed contract residual amount. This contract residual amount is estimated to approximate the fair value of the equipment. Lease payments primarily include base rentals and guaranteed residual values.

As of March 31, 2021 and December 31, 2020, investments in lease receivables were as follows:

(in millions)	March 31, 2021	December 31, 2020
Future minimum payments to be received on leases	$173.5	$159.0
Guaranteed residual lease values	110.6	107.6
Total minimum lease payments to be received	284.1	266.6
Unearned income	(42.2)	(38.5)
Net investment in leases	$241.9	$228.1

Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including running subsequent credit checks as needed. Our net investment in leases with any portion past due as of March 31, 2021 was $45.5 million, which includes both current and future lease payments.

Lease payments are generally due on a weekly basis and are classified as past due when the weekly payment is not received by the due date. As of March 31, 2021, our lease payments past due were $2.7 million.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses in the consolidated statements of comprehensive income, respectively.

	Three Months Ended March 31,
(in millions)	2021	2020
Revenue	$58.8	$54.7
Cost of goods sold	(50.4)	(48.9)
Operating profit	$8.4	$5.8

Interest income on lease receivable	$7.3	$6.5

3. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended March 31,
Disaggregated Revenues (in millions)	2021	2020
Transportation	$1,118.6	$1,028.3
Logistics Management	46.5	31.1
Other	63.5	59.7
Total operating revenues	$1,228.6	$1,119.1

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition related to performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	March 31, 2021
Expected to be recognized within one year
Transportation	$14.9
Logistics Management	11.7
Expected to be recognized after one year
Transportation	45.6
Logistics Management	15.6
Total	$87.8

This disclosure does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less. In addition, this disclosure does not include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	March 31, 2021	December 31, 2020
Other current assets - Contract assets	$32.3	$21.5
Other current liabilities - Contract liabilities	0.6	0.7

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	March 31, 2021	December 31, 2020
Marketable securities (1)	2	$49.4	$47.1
(1)Marketable securities are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active and are, therefore, classified as Level 2 in the fair value hierarchy. We measure our marketable securities on a recurring, monthly basis. See Note 5, Investments, for additional information on our marketable securities.

The fair value of the Company’s debt was $321.6 million and $316.9 million as of March 31, 2021 and December 31, 2020, respectively. The carrying value of the Company’s debt was $305.0 million as of March 31, 2021 and December 31, 2020. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded values of cash, trade accounts receivable, lease receivables, and trade accounts payable approximate fair values.

Our ownership interests in PSI, MLSI, and TuSimple (Cayman) Limited discussed in Note 5, Investments, do not have readily determinable fair values and were accounted for using the measurement alternative in ASC 321-10-35-2 as of March 31, 2021.

5. INVESTMENTS

Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of March 31, 2021 or December 31, 2020. Cost basis is determined using the specific identification method.

The following table presents the maturities and values of our marketable securities as of the dates shown.

	March 31, 2021			December 31, 2020
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	32 to 119	$16.0	$15.7	$12.6	$12.7
Corporate debt securities	5 to 313	22.7	23.1	21.4	22.2
State and municipal bonds	7 to 60	10.3	10.6	11.9	12.2
Total marketable securities		$49.0	$49.4	$45.9	$47.1

Excluded from the amortized cost basis disclosures above is the accrued interest on our investments in marketable securities. As of March 31, 2021 and December 31, 2020, accrued interest receivable associated with our investments in marketable securities was not material and included within other receivables on the consolidated balance sheets.

Ownership Interest in Platform Science, Inc.

In 2018, the Company made a strategic decision to invest in PSI and acquired an ownership interest in exchange for granting them a non-exclusive license to our proprietary telematics mobile software that was developed to enable enhanced driver productivity and ensure regulatory compliance. Our ownership interest is being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheets. In the three months ended March 31, 2020, the Company recognized pre-tax gains of $6.1 million on its investment in PSI within other income on the consolidated statement of comprehensive income. As of December 31, 2020, the value of our ownership interest was $12.3 million, and our non-controlling ownership percentage was 12.6%. No events have occurred in the three months ended March 31, 2021 that would indicate that the value of our investment in PSI has changed.

Ownership Interest in Mastery Logistics Systems, Inc.

In 2020, Schneider entered into a strategic partnership with MLSI, a transportation technology development company. Schneider and MLSI are collaborating to develop a Transportation Management System using MLSI’s SaaS technology which Schneider has also agreed to license. This investment is being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative and is recorded in other noncurrent assets on the consolidated balance sheets. The value of our ownership interest as of December 31, 2020 was $10.0 million, and our non-controlling ownership percentage was 10.1%. In the three months ended March 31, 2021, no events have occurred that would indicate that the value of our investment in MLSI has changed.

Ownership Interest in TuSimple (Cayman) Limited

On January 12, 2021, the Company purchased a $5.0 million nominal, non-controlling interest in TuSimple (Cayman) Limited, a global self-driving technology company. This investment was accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative as of March 31, 2021, and no events have occurred that would indicate that the value of our investment in TuSimple (Cayman) Limited has changed as of that date.

Subsequent Event

In April 2021, TuSimple completed its initial public offering on the NASDAQ. As a result, our investment in TuSimple has been converted into Class A common shares and will be accounted for under ASC 321, Investments - Equity Securities, with future changes in share price being recorded in other income on the consolidated statement of comprehensive income.

6. GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the period ended March 31, 2021.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2020	$103.6	$14.2	$10.3	$128.1
Foreign currency translation (loss) (1)	—	—	—	—
Balance at March 31, 2021	$103.6	$14.2	$10.3	$128.1
(1)Includes an immaterial amount of foreign currency translation loss.

At March 31, 2021 and December 31, 2020, we had accumulated goodwill impairment charges of $42.6 million.

7. DEBT AND CREDIT FACILITIES

As of March 31, 2021 and December 31, 2020, debt included the following:

(in millions)	March 31, 2021	December 31, 2020
Unsecured senior notes: principal payable at maturities ranging from 2021 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.53% and 3.64% for 2021 and 2020, respectively.	$305.0	$305.0
Current maturities	(100.0)	(40.0)
Debt issuance costs	(0.1)	(0.2)
Long-term debt	$204.9	$264.8

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment of up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of March 31, 2021 or December 31, 2020. Standby letters of credit under this agreement amounted to $3.9 million at March 31, 2021 and December 31, 2020 and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at March 31, 2021 or December 31, 2020. At March 31, 2021 and December 31, 2020, standby letters of credit under this agreement amounted to $70.3 million and were primarily related to the requirements of certain of our insurance obligations. The Company plans to renew the 2018 Receivables Purchase Agreement prior to its expiration date.

8. INCOME TAXES

Our effective income tax rate was 24.7% and 24.9% for the three months ended March 31, 2021 and 2020, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible items of income and expense.

On March 27, 2020, President Trump signed the CARES Act into U.S. federal law aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act included a provision for the deferment of the employer portion of social security taxes through December 31, 2020, among other things, which the Company took advantage of. We anticipate paying the deferred employer social security taxes in 2021 which were $30.7 million at both March 31, 2021 and December 31, 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA”), was signed into law which includes certain business tax provisions. The Company does not expect the CAA to have a material impact on our effective tax rate or income tax expense for the year ended December 31, 2021.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Numerator:
Net income available to common shareholders	$54.8	$43.8

Denominator:
Weighted average common shares outstanding	177.4	177.1
Dilutive effect of share-based awards and options outstanding	0.4	0.3
Weighted average diluted common shares outstanding	177.8	177.4

Basic earnings per common share	$0.31	$0.25
Diluted earnings per common share	0.31	0.25

The calculation of diluted earnings per share for the three months ended March 31, 2021 and 2020 excluded an immaterial number of share-based awards and options that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In April of 2021, the Board of Directors declared a quarterly cash dividend for the second fiscal quarter of 2021 in the amount of $0.07 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 11, 2021 and will be paid on July 8, 2021.

10. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B common stock to employees under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“performance shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options. Performance shares and PSUs granted prior to 2021 are earned based on attainment of threshold performance of earnings and return on capital targets. Beginning with grants in 2021, in addition to achievement of earnings and return on capital targets, a multiplier will be applied to performance share and PSU achievement based on relative total shareholder return (“rTSR”) against peers over the performance period.

Share-based compensation expense was $4.2 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of March 31, 2021, we had $28.4 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.6 years.

The Black-Scholes valuation model is used by the Company to determine the grant date fair value of non-qualified stock options, while the Monte-Carlo valuation model is used by the Company to determine the grant date fair value of performance shares and PSUs that include a rTSR component. The Company uses its stock price on the grant date as the fair value assigned to the restricted shares and RSUs.

Equity-based awards granted during the first quarter of 2021 had a grant date fair value of $19.8 million and were as follows:

2021 Grants	Number of Awards Granted	Weighted Average Grant Date Fair Value
Restricted shares and RSUs	325,104	$22.63
Performance shares and PSUs	436,422	24.45
Non-qualified stock options	305,668	5.86
Total grants	1,067,194

11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of conducting our business, we become involved in certain legal matters and investigations including liability claims, taxes other than income taxes, contract disputes, employment, and other litigation matters. We accrue for anticipated costs to resolve matters that are probable and estimable. We believe the outcomes of these matters will not have a material impact on our business or our consolidated financial statements.

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

At March 31, 2021, our firm commitments to purchase transportation equipment totaled $372.2 million.

A representative of the former owners of WSL has filed a lawsuit in the Delaware Court of Chancery which primarily alleges that we have not fulfilled certain obligations under the purchase and sale agreement related to the post-closing operations of the business, and as a result, the former owners claim they are entitled to damages including an additional payment of $40.0 million under an earn-out arrangement which was a component of the purchase price in the transaction. The Delaware Court of Chancery conducted a remote trial in January 2021. We believe that we have strong defenses to this claim. A judgment by the Court against us in this matter could have a material adverse effect on our results of operations.

In 2020, the Company recorded $12.8 million of expense and paid $13.7 million as a result of an adverse tax ruling in a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service. In December 2020, the Company filed an appeal which is currently pending with the U.S. Court of Appeals for the Seventh Circuit.

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

The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $18.0 million and $24.7 million for the three months ended March 31, 2021 and 2020, respectively.

Revenues by Segment	Three Months Ended March 31,
(in millions)	2021	2020
Truckload	$451.7	$469.4
Intermodal	255.8	238.0
Logistics	355.9	239.6
Other	98.4	99.4
Fuel surcharge	90.2	103.0
Inter-segment eliminations	(23.4)	(30.3)
Operating revenues	$1,228.6	$1,119.1

Income (Loss) from Operations by Segment	Three Months Ended March 31,
(in millions)	2021	2020
Truckload	$38.3	$36.6
Intermodal	20.0	16.3
Logistics	15.9	4.2
Other	2.0	(2.2)
Income from operations	$76.2	$54.9

Depreciation and Amortization by Segment	Three Months Ended March 31,
(in millions)	2021	2020
Truckload	$52.6	$51.0
Intermodal	11.5	10.8
Logistics	—	—
Other	9.0	8.0
Depreciation and amortization	$73.1	$69.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our truckload services consist of freight transported and delivered by our company-employed drivers in company trucks and by owner-operators. These services are executed through either dedicated or network contracts and include standard long-haul and regional shipping services primarily using dry van, bulk, temperature-controlled, and flat-bed equipment, as well as cross dock and customized solutions for high-value and time-sensitive loads with coverage throughout North America.

Our intermodal service consists of door-to-door container on flat car (“COFC”) service through a combination of rail and dray transportation, in association with our rail carrier partners. Our intermodal service uses company-owned containers, chassis, and trucks with primarily company dray drivers, augmented by third-party dray capacity.

Our logistics services consist of freight brokerage (including Power Only which leverages our nationwide trailer pools to match capacity with demand), supply chain (including 3PL), warehousing, and import/export services. Our logistics business provides value-added services using both our assets and third-party capacity, augmented by our trailing assets, to manage and move our customers’ freight.

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

Consistent with the transportation industry, our business is seasonal across each of our segments which generally translates to our reported revenues being the lowest in the first quarter and highest in the fourth quarter. Operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher maintenance expense and higher fuel consumption from increased idle time.

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

The Company provides an essential service to its customers and has taken additional measures to keep its associates safe and to minimize unnecessary risk of exposure to COVID-19, including precautions for our associates and owner-operators who work in the field. We have implemented work from home policies where appropriate and imposed travel limitations on employees. The Company continues to implement and maintain strong physical and cyber-security measures to ensure our systems remain functional in order to serve our operational needs with a remote workforce and ensure uninterrupted service to our customers.

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

	Three Months Ended March 31,
(in millions, except ratios)	2021	2020
Operating revenues	$1,228.6	$1,119.1
Revenues (excluding fuel surcharge) (1)	1,138.4	1,016.1
Income from operations	76.2	54.9
Adjusted income from operations (2)	76.2	53.7
Operating ratio	93.8%	95.1%
Adjusted operating ratio (3)	93.3%	94.7%
Net income	$54.8	$43.8
Adjusted net income (4)	54.8	42.9
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

Revenues (excluding fuel surcharge)

	Three Months Ended March 31,
(in millions)	2021	2020
Operating revenues	$1,228.6	$1,119.1
Less: Fuel surcharge revenues	90.2	103.0
Revenues (excluding fuel surcharge)	$1,138.4	$1,016.1

Adjusted income from operations

	Three Months Ended March 31,
(in millions)	2021	2020
Income from operations	$76.2	$54.9
Restructuring—net (1)	—	(1.2)
Adjusted income from operations	$76.2	$53.7
(1)Activity associated with the shutdown of the FTFM service offering.

Adjusted operating ratio

	Three Months Ended March 31,
(in millions, except ratios)	2021	2020
Total operating expenses	$1,152.4	$1,064.2
Divide by: Operating revenues	1,228.6	1,119.1
Operating ratio	93.8%	95.1%

Total operating expenses	$1,152.4	$1,064.2
Adjusted for:
Fuel surcharge revenues	(90.2)	(103.0)
Restructuring—net	—	1.2
Adjusted total operating expenses	$1,062.2	$962.4

Operating revenues	$1,228.6	$1,119.1
Less: Fuel surcharge revenues	90.2	103.0
Revenues (excluding fuel surcharge)	$1,138.4	$1,016.1

Adjusted operating ratio	93.3%	94.7%

Adjusted net income

	Three Months Ended March 31,
(in millions)	2021	2020
Net income	$54.8	$43.8
Restructuring—net	—	(1.2)
Income tax effect of non-GAAP adjustments (1)	—	0.3
Adjusted net income	$54.8	$42.9
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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Enterprise Results Summary

Enterprise net income increased $11.0 million, approximately 25%, in the first quarter of 2021 compared to the same quarter in 2020, primarily due to a $21.3 million increase in income from operations, partially offset by the corresponding increase in income taxes. In addition, the first quarter of 2020 included a $6.1 million pre-tax gain on our ownership interest in PSI compared to no gain or loss in the first quarter of 2021.

Adjusted net income increased $11.9 million, approximately 28%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $109.5 million, approximately 10%, in the first quarter of 2021 compared to the same quarter in 2020.

Factors contributing to the increase were as follows:
•a $116.3 million increase in Logistics segment revenues (excluding fuel surcharge) due to an increase in revenue per order and volume growth and
•a $17.8 million increase in Intermodal segment revenues (excluding fuel surcharge) due to an improvement in revenue per order and an increase in rail orders.

The above factors were partially offset by a $17.7 million decrease in Truckload segment revenues (excluding fuel surcharge) resulting from a reduction in Truckload volumes due to driver capacity constraints and weather conditions, despite an improvement in revenue per truck per week.

Enterprise revenues (excluding fuel surcharge) increased $122.3 million, approximately 12%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $21.3 million, approximately 39%, in the first quarter of 2021 compared to the same quarter in 2020, primarily due to an increase in net revenue per order in Logistics, revenue per truck per week in Truckload, and revenue per order in Intermodal; as well as favorability in insurance costs. Those factors were partially offset by a reduction in Truckload freight volumes primarily due to driver capacity constraints and weather conditions.
Adjusted income from operations increased $22.5 million, approximately 42%.

Enterprise operating ratio improved on both a GAAP and adjusted basis when compared to the first quarter of 2020. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation increased $78.9 million, or 16%, quarter over quarter, primarily due to increased third party carrier costs within Logistics due to higher purchased transportation per order and volume growth, partially offset by reduced owner-operator costs within Truckload primarily resulting from less owner-operators.
•Salaries, wages, and benefits increased $2.7 million, or 1%, quarter over quarter, primarily due to an increase in performance-based incentive compensation, partially offset by lower healthcare costs.
•Fuel and fuel taxes for company trucks increased $2.9 million, or 5%, quarter over quarter, driven primarily by an increase in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization expense increased $3.3 million, or 5%, quarter over quarter, mostly a result of increased Truckload trailer and Intermodal truck counts.
•Operating supplies and expenses increased $4.1 million, or 3%, quarter over quarter, driven by an increase in equipment rental expense due to port congestion, as well as higher maintenance and rail storage expenses resulting from poor weather conditions. These items were partially offset by a $4.7 million change in equipment dispositions.
•Insurance and related expenses decreased $4.8 million, or 16%, quarter over quarter, primarily due to favorability in auto liability resulting from a decrease in claims severity and frequency.

Total Other Expenses (Income)

Total other expense increased $6.8 million in the first quarter of 2021 compared to the same quarter in 2020. The change was primarily due to the recognition of a $6.1 million pre-tax gain on our ownership interest in PSI in 2020, compared to no gain or loss in the first quarter of 2021, and a $1.0 million decrease in interest income attributed to a decline in interest rates and interest bearing cash balances. See Note 5, Investments, for more information on PSI. These items were partially offset by a $0.4 million decrease in interest expense as a result of lower outstanding debt balances quarter over quarter.

Income Tax Expense

Our provision for income taxes increased $3.5 million, approximately 24%, in the first quarter of 2021 compared to the same quarter in 2020 due to higher taxable income. The effective income tax rate was 24.7% for the three months ended March 31, 2021 compared to 24.9% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2021	2020
Truckload	$451.7	$469.4
Intermodal	255.8	238.0
Logistics	355.9	239.6
Other	98.4	99.4
Fuel surcharge	90.2	103.0
Inter-segment eliminations	(23.4)	(30.3)
Operating revenues	$1,228.6	$1,119.1

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2021	2020
Truckload	$38.3	$36.6
Intermodal	20.0	16.3
Logistics	15.9	4.2
Other	2.0	(2.2)
Income from operations	76.2	54.9
Adjustments:
Restructuring—net	—	(1.2)
Adjusted income from operations	$76.2	$53.7

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

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Three Months Ended March 31,
	2021	2020
Dedicated
Revenues (excluding fuel surcharge) (1)	$184.8	$176.1
Average trucks (2) (3)	4,143	3,905
Revenue per truck per week (4)	$3,506	$3,501
Network
Revenues (excluding fuel surcharge) (1)	$264.9	$291.8
Average trucks (2) (3)	5,396	6,302
Revenue per truck per week (4)	$3,859	$3,595
Total Truckload
Revenues (excluding fuel surcharge) (5)	$451.7	$469.4
Average trucks (2) (3)	9,539	10,207
Revenue per truck per week (4)	$3,706	$3,559
Average company trucks (3)	7,067	7,307
Average owner-operator trucks (3)	2,472	2,900
Trailers (6)	36,823	35,693
Operating ratio (7)	91.5%	92.2%
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
(5)Revenues (excluding fuel surcharge), in millions, include revenue in transit at the operating segment level and, therefore does not sum with amounts presented above.
(6)Includes entire fleet of owned trailers, including trailers with leasing arrangements between Truckload and Logistics.
(7)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge), including revenue in transit and related expenses at the operating segment level.

Truckload revenues (excluding fuel surcharge) decreased $17.7 million, approximately 4%, in the first quarter of 2021 compared to the same quarter in 2020, resulting from a 12% decline in volume, partially offset by an improvement in price. While growth was experienced within our dedicated business, continued driver capacity constraints and weather contributed to the overall reduction in order volumes. Revenue per truck per week increased $147, or 4%, quarter over quarter, as a 10% improvement in rate per loaded mile, driven by higher spot and contracted rates, was partially offset by reduced productivity which was largely due to weather.

Truckload income from operations increased $1.7 million, approximately 5%, in the first quarter of 2021 compared to the same quarter in 2020. The increase in income from operations quarter over quarter was primarily due to spot market opportunities and contract renewals, in addition to favorable equipment dispositions and auto liability costs, despite the earnings impact of reduced volume noted above.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Orders (1)	108,785	106,587
Containers	21,795	21,982
Trucks (2)	1,628	1,529
Revenue per order (3)	$2,300	$2,173
Operating ratio (4)	92.2%	93.2%
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

Intermodal revenues (excluding fuel surcharge) increased $17.8 million, approximately 7%, in the first quarter of 2021 compared to the same quarter in 2020. Contributing to the increase was a $127, or 6%, improvement in revenue per order, driven primarily by customer rate renewals, partially offset by growth in the East which has a shorter length of haul. Orders also increased 2% due to favorable market demand conditions and freight opportunities, despite network fluidity issues and weather impacts experienced in the first quarter of 2021.

Intermodal income from operations increased $3.7 million, approximately 23%, in the first quarter of 2021 compared to the same quarter in 2020, mainly the result of factors affecting revenue discussed above.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Operating ratio (1)	95.5%	98.2%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $116.3 million, approximately 49%, in the first quarter of 2021 compared to the same quarter in 2020, primarily resulting from an increase in revenue per order, due to favorable market conditions and enhanced capabilities, as well as an increase in volume.

Logistics income from operations increased $11.7 million in the first quarter of 2021 compared to the same quarter in 2020, primarily due to net revenue improvements within our brokerage business and volume growth, as cited above.

Other

Included in Other was income from operations of $2.0 million in the first quarter of 2021, compared to a loss of $2.2 million in the same quarter in 2020. The change was primarily driven by an increase in income from operations from our leasing business, partially offset by an increase in performance-based incentive compensation quarter over quarter.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $200.0 million accounts receivable facility, for which our available capacity as of March 31, 2021 was $375.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$472.2	$395.5
Marketable securities	49.4	47.1
Total cash, cash equivalents, and marketable securities	$521.6	$442.6

Debt:
Senior notes	$305.0	$305.0
Finance leases	3.0	2.0
Total debt (1)	$308.0	$307.0
(1)Debt on the consolidated balance sheets is presented net of deferred financing costs.

Debt

At March 31, 2021, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
(in millions)	2021	2020
Cash provided by operating activities	$101.1	$124.5
Cash used in investing activities	(11.9)	(39.7)
Cash used in financing activities	(12.5)	(35.8)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Operating Activities

Cash provided by operating activities decreased $23.4 million, approximately 19%, in the first three months of 2021 compared to the same period in 2020. The decrease was driven by an increase in cash used for working capital, partially offset by an increase in net income adjusted for various noncash charges. Working capital changes, which decreased net cash provided by operating activities, were primarily increases in other assets and trade accounts receivable, which increased proportionate to revenue growth, during the three months ended March 31, 2021 compared to 2020.

Investing Activities

Cash used in investing activities decreased $27.8 million, approximately 70%, in the first three months of 2021 compared to the same period in 2020. The decrease in cash used was primarily driven by a decrease in net capital expenditures and purchases of lease equipment, partially offset by a $5.0 million investment in TuSimple (Cayman) Limited.

Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in millions)	2021	2020
Transportation equipment	$19.0	$22.2
Other property and equipment	9.8	12.6
Proceeds from sale of property and equipment	(32.2)	(19.4)
Net capital expenditures	$(3.4)	$15.4

Net capital expenditures decreased $18.8 million in the first three months of 2021 compared to the same period in 2020. The decrease was driven by a $12.8 million increase in proceeds from the sale of property and equipment primarily resulting from increased trailer and tractor sales and a $6.0 million decrease in purchases of transportation and other property and equipment mainly due to timing of spend and manufacturing delays.

Financing Activities

Cash used in financing activities decreased $23.3 million, approximately 65%, in the first three months of 2021 compared to the same period in 2020. The main driver of the decrease in cash used was the $25.0 million repayment of private placement notes in March 2020.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

COVID-19

Despite disruptions in the financial markets due to COVID-19, we have been able to fund our liquidity needs to date. We believe we are in a strong liquidity position with a cash, cash equivalents, and marketable securities balance of $521.6 million and $375.8 million of unused credit capacity as of March 31, 2021. Our outstanding debt as of the end of the quarter was $308.0 million, of which $100.7 million is short-term in nature. We are compliant with all financial covenants under our credit agreements and do not anticipate the need to seek additional capital as a result of COVID-19.

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

We will perform our annual evaluation of goodwill for impairment as of October 31, 2021, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill. See further discussion in Note 6, Goodwill.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for our contractual obligations as of December 31, 2020. There were no material changes to our contractual obligations during the three months ended March 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

We have reviewed our critical accounting policies and considered whether new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2020 are still current and that there have been no significant changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 19, 2021.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various lawsuits in the ordinary course of its business. For information relating to legal proceedings, see Note 11, Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 31, 2021	1,379	$20.70	—	$—
February 1, 2021 - February 28, 2021	18,934	20.70	—	—
March 1, 2021 - March 31, 2021	77,681	24.41	—	—
Total	97,994		—	$—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*+	Form of Schneider National, Inc. Restricted Share Award Agreement (2021)

10.2*+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2021)

10.3*+	Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (2021)

10.4*+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2021)

10.5*+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2021)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	April 29, 2021	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)