Form 10-Q
period 2021-06-30
Schneider National, Inc.
filed 2021-07-29
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes  ☐            No ☒
As of July 23, 2021, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,624,691 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease 2019
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
IRS	Internal Revenue Service
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PSI	Platform Science, Inc.
SaaS	Software as a Service
SEC	United States Securities and Exchange Commission
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:
•Our ability to successfully manage the demand, supply, and operational challenges and disruptions (including the impact of reduced freight volumes) associated with the COVID-19 pandemic and the associated responses of federal, state, and local governments and businesses;
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
•Volatility in the market valuation of our investments in strategic partners and technologies;
•Our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives;
•Our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity;
•Risks related to demand for our service offerings;
•Risks associated with the loss of a significant customer or customers;
•Capital investments that fail to match customer demand or for which we cannot obtain adequate funding;
•Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, and our ability to recover fuel costs through our fuel surcharge programs;
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
•Our ability to adapt to new technologies and new participants in the truckload and transportation industry; and
•Those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 14, Commitments and Contingencies;” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 11, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors;” and (3) other factors discussed in filings with the SEC by the Company.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues	$1,360.8	$1,032.8	$2,589.4	$2,151.9
Operating expenses:
Purchased transportation	649.6	437.1	1,208.1	916.7
Salaries, wages, and benefits	275.6	247.8	542.7	512.2
Fuel and fuel taxes	70.0	42.1	133.8	103.0
Depreciation and amortization	73.2	72.3	146.3	142.1
Operating supplies and expenses	117.2	119.1	253.3	251.1
Insurance and related expenses	17.0	28.3	41.4	57.5
Other general expenses	32.4	22.5	61.8	52.0
Restructuring—net	—	0.2	—	(1.0)
Total operating expenses	1,235.0	969.4	2,387.4	2,033.6
Income from operations	125.8	63.4	202.0	118.3
Other expenses (income):
Interest income	(0.4)	(0.5)	(1.2)	(2.3)
Interest expense	3.0	3.3	6.4	7.1
Other income—net	(19.6)	(2.1)	(18.8)	(7.5)
Total other expenses (income)	(17.0)	0.7	(13.6)	(2.7)
Income before income taxes	142.8	62.7	215.6	121.0
Provision for income taxes	36.3	16.2	54.3	30.7
Net income	106.5	46.5	161.3	90.3
Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.3	0.1	0.2	(0.7)
Net unrealized gain (loss) on marketable securities—net of tax	0.2	0.5	(0.4)	0.2
Total other comprehensive income (loss)	0.5	0.6	(0.2)	(0.5)
Comprehensive income	$107.0	$47.1	$161.1	$89.8

Weighted average shares outstanding	177.6	177.2	177.5	177.2
Basic earnings per share	$0.60	$0.26	$0.91	$0.51

Weighted average diluted shares outstanding	177.9	177.5	177.8	177.4
Diluted earnings per share	$0.60	$0.26	$0.91	$0.51
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$490.5	$395.5
Marketable securities	49.1	47.1
Trade accounts receivable—net of allowance of $4.1 million and $3.7 million, respectively	598.3	537.7
Other receivables	29.6	20.8
Current portion of lease receivables—net of allowance of $0.8 million and $0.8 million, respectively	101.6	96.8
Inventories	22.4	44.9
Prepaid expenses and other current assets	106.8	77.9
Total current assets	1,398.3	1,220.7
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,896.2	2,880.2
Land, buildings, and improvements	203.0	202.3
Other property and equipment	167.7	166.8
Total property and equipment	3,266.9	3,249.3
Less accumulated depreciation	1,414.0	1,417.4
Net property and equipment	1,852.9	1,831.9
Lease receivables	153.5	131.3
Capitalized software and other noncurrent assets	234.8	204.2
Goodwill	128.3	128.1
Total noncurrent assets	2,369.5	2,295.5
Total Assets	$3,767.8	$3,516.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$337.2	$245.7
Accrued salaries, wages, and benefits	106.2	110.7
Claims accruals—current	67.7	36.4
Current maturities of debt and finance lease obligations	100.7	40.4
Other current liabilities	107.7	101.4
Total current liabilities	719.5	534.6
Noncurrent Liabilities:
Long-term debt and finance lease obligations	207.1	266.4
Claims accruals—noncurrent	97.1	129.9
Deferred income taxes	469.5	450.4
Other noncurrent liabilities	76.2	79.4
Total noncurrent liabilities	849.9	926.1
Total Liabilities	1,569.4	1,460.7
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,697,730 and 95,159,635 shares issued, and 94,622,602 and 94,311,653 shares outstanding, respectively	—	—
Additional paid-in capital	1,559.1	1,552.2
Retained earnings	638.7	502.5
Accumulated other comprehensive income	0.6	0.8
Total Shareholders’ Equity	2,198.4	2,055.5
Total Liabilities and Shareholders’ Equity	$3,767.8	$3,516.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$161.3	$90.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.3	142.1
(Gains) losses on sales of property and equipment—net	(16.0)	3.8
Proceeds from lease receipts	35.3	35.7
Deferred income taxes	19.3	2.8
Long-term incentive and share-based compensation expense	8.2	3.4
Gains on investment in equity securities	(20.2)	(8.8)
Noncash restructuring—net	—	(0.8)
Other noncash items	1.6	5.7
Changes in operating assets and liabilities:
Receivables	(61.7)	34.7
Other assets	(50.6)	(36.5)
Payables	40.7	12.1
Claims reserves and other receivables—net	(1.0)	8.6
Other liabilities	(8.2)	26.7
Net cash provided by operating activities	255.0	319.8
Investing Activities:
Purchases of transportation equipment	(153.6)	(83.3)
Purchases of other property and equipment	(22.5)	(25.0)
Proceeds from sale of property and equipment	76.6	29.6
Proceeds from sale of off-lease inventory	9.1	9.0
Purchases of lease equipment	(36.5)	(41.7)
Proceeds from marketable securities	8.6	10.2
Purchases of marketable securities	(11.6)	(8.9)
Investment in equity securities	(5.0)	—
Net cash used in investing activities	(134.9)	(110.1)
Financing Activities:
Payments of debt and finance lease obligations	(0.3)	(25.3)
Dividends paid	(24.8)	(22.2)
Net cash used in financing activities	(25.1)	(47.5)
Net increase in cash and cash equivalents	95.0	162.2
Cash and Cash Equivalents:
Beginning of period	395.5	551.6
End of period	$490.5	$713.8
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment and inventory purchases in accounts payable	$51.5	$20.9
Dividends declared but not yet paid	13.9	11.8
Cash paid during the period for:
Interest	5.8	6.6
Income taxes—net of refunds	39.5	2.6
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2019	$—	$1,542.7	$693.6	$0.1	$2,236.4
Net income	—	—	43.8	—	43.8
Other comprehensive loss	—	—	—	(1.1)	(1.1)
Share-based compensation expense	—	1.9	—	—	1.9
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.7)	—	(11.7)
Share issuances	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—March 31, 2020	—	1,543.8	725.7	(1.0)	2,268.5
Net income	—	—	46.5	—	46.5
Other comprehensive income	—	—	—	0.6	0.6
Share-based compensation expense	—	1.1	—	—	1.1
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.4)	—	(11.4)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.4	—	—	0.4
Balance—June 30, 2020	$—	$1,545.4	$760.8	$(0.4)	$2,305.8

Balance—December 31, 2020	$—	$1,552.2	$502.5	$0.8	$2,055.5
Net income	—	—	54.8	—	54.8
Other comprehensive loss	—	—	—	(0.7)	(0.7)
Share-based compensation expense	—	4.5	—	—	4.5
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.6)	—	(12.6)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.7	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2021	—	1,555.1	544.7	0.1	2,099.9
Net income	—	—	106.5	—	106.5
Other comprehensive income	—	—	—	0.5	0.5
Share-based compensation expense	—	3.3	—	—	3.3
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.5)	—	(12.5)
Share issuances	—	0.7	—	—	0.7
Balance—June 30, 2021	$—	$1,559.1	$638.7	$0.6	$2,198.4
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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period are not necessarily indicative of the results for a full year. All intercompany transactions have been eliminated in consolidation.

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

Additional information related to our leases is as follows:

	Six Months Ended June 30,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$15.3	$17.3
Financing cash flows for finance leases	0.3	0.3

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$19.5	$21.6
Finance leases	1.2	0.7

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

As of June 30, 2021 and December 31, 2020, investments in lease receivables were as follows:

(in millions)	June 30, 2021	December 31, 2020
Future minimum payments to be received on leases	$184.1	$159.0
Guaranteed residual lease values	115.9	107.6
Total minimum lease payments to be received	300.0	266.6
Unearned income	(44.9)	(38.5)
Net investment in leases	$255.1	$228.1

Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including running subsequent credit checks as needed. Our net investment in leases with any portion past due as of June 30, 2021 was $37.4 million, which includes both current and future lease payments.

Lease payments are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of June 30, 2021, our lease payments past due were $2.7 million.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses in the consolidated statements of comprehensive income, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenue	$53.8	$44.7	$112.6	$99.4
Cost of goods sold	(46.7)	(40.8)	(97.1)	(89.7)
Operating profit	$7.1	$3.9	$15.5	$9.7

Interest income on lease receivable	$7.8	$6.7	$15.1	$13.2

3. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2021	2020	2021	2020
Transportation	$1,255.5	$951.1	$2,374.1	$1,979.4
Logistics Management	46.8	29.8	93.3	60.9
Other	58.5	51.9	122.0	111.6
Total operating revenues	$1,360.8	$1,032.8	$2,589.4	$2,151.9

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	June 30, 2021
Expected to be recognized within one year
Transportation	$15.3
Logistics Management	11.1
Expected to be recognized after one year
Transportation	43.4
Logistics Management	11.6
Total	$81.4

This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	June 30, 2021	December 31, 2020
Other current assets - Contract assets	$32.4	$21.5
Other current liabilities - Contract liabilities	0.6	0.7

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated service.

4. FAIR VALUE

Fair value is the estimated price that would be received to sell an asset or paid to transfer a liability. Inputs to valuation techniques used to measure fair value fall into three broad levels (Levels 1, 2, and 3) as follows:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	June 30, 2021	December 31, 2020
Equity investment in TuSimple (1)	1	$25.2	$—
Marketable securities (2)	2	49.1	47.1

(1)Our equity investment in TuSimple is classified as Level 1 in the fair value hierarchy as shares of TuSimple’s Class A common stock are traded on the NASDAQ. See Note 5, Investments, for additional information.
(2)Marketable securities are classified as Level 2 in the fair value hierarchy as they are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active. See Note 5, Investments, for additional information.

The fair value of the Company’s debt was $321.1 million and $316.9 million as of June 30, 2021 and December 31, 2020, respectively. The carrying value of the Company’s debt was $305.0 million as of June 30, 2021 and December 31, 2020. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded values of cash, trade accounts receivable, lease receivables, and trade accounts payable approximate fair values.

Our ownership interests in PSI and MLSI discussed in Note 5, Investments, do not have readily determinable fair values and were accounted for using the measurement alternative in ASC 321-10-35-2 as of June 30, 2021.

5. INVESTMENTS

Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of June 30, 2021 or December 31, 2020. Cost basis is determined using the specific identification method.

The following table presents the maturities and values of our marketable securities as of the dates shown.

	June 30, 2021			December 31, 2020
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	29 to 116	$16.9	$16.8	$12.6	$12.7
Corporate debt securities	2 to 75	21.3	21.7	21.4	22.2
State and municipal bonds	4 to 57	10.3	10.6	11.9	12.2
Total marketable securities		$48.5	$49.1	$45.9	$47.1

Excluded from the amortized cost basis disclosures above is the accrued interest on our investments in marketable securities. As of June 30, 2021 and December 31, 2020, accrued interest receivable associated with our investments in marketable securities was not material and included within other receivables on the consolidated balance sheets.

Equity Investments without Readily Determinable Fair Values

Platform Science, Inc.

In 2018, the Company made a strategic decision to invest in PSI and acquired an ownership interest in exchange for granting them a non-exclusive license to our proprietary telematics mobile software that was developed to enable enhanced driver productivity and ensure regulatory compliance. Our ownership interest is being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative. In the three and six months ended June 30, 2020, the Company recognized pre-tax gains of $2.7 million and $8.8 million, respectively, on its investment in PSI within other income on the consolidated statements of comprehensive income. As of December 31, 2020, the value of our ownership interest was $12.3 million, and our non-controlling ownership percentage was 12.6%. No events have occurred in the three and six months ended June 30, 2021 that would indicate that the value of our investment in PSI has changed.

Mastery Logistics Systems, Inc.

In 2020, the Company entered into a strategic partnership with MLSI, a transportation technology development company. Schneider and MLSI are collaborating to develop a Transportation Management System using MLSI’s SaaS technology which Schneider has also agreed to license. This investment is being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative. The value of our ownership interest as of December 31, 2020 was $10.0 million, and our non-controlling ownership percentage was 10.1%. In the three and six months ended June 30, 2021, no events have occurred that would indicate that the value of our investment in MLSI has changed.

Equity Investments with Readily Determinable Fair Values

TuSimple Holdings, Inc.

On January 12, 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities, with subsequent changes in share price recorded in other income on the consolidated statements of comprehensive income. In the three and six months ended June 30, 2021, the Company recognized pre-tax gains of $20.2 million on its investment in TuSimple. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.

All of our equity investments are included in other noncurrent assets on the consolidated balance sheets.

6. GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the period ended June 30, 2021.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2020	$103.6	$14.2	$10.3	$128.1
Foreign currency translation gain	—	—	0.2	0.2
Balance at June 30, 2021	$103.6	$14.2	$10.5	$128.3

At June 30, 2021 and December 31, 2020, we had accumulated goodwill impairment charges of $42.6 million.

7. DEBT AND CREDIT FACILITIES

As of June 30, 2021 and December 31, 2020, debt included the following:

(in millions)	June 30, 2021	December 31, 2020
Unsecured senior notes: principal maturities ranging from 2021 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.61% and 3.64% for 2021 and 2020, respectively	$305.0	$305.0
Current maturities	(100.0)	(40.0)
Debt issuance costs	(0.1)	(0.2)
Long-term debt	$204.9	$264.8

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of June 30, 2021 or December 31, 2020. Standby letters of credit under this agreement amounted to $3.9 million at June 30, 2021 and December 31, 2020 and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2018 Receivables Purchase Agreement”) that allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $200.0 million and provides for the issuance of standby letters of credit through September 2021. We had no outstanding borrowings under this facility at June 30, 2021 or December 31, 2020. At June 30, 2021 and December 31, 2020, standby letters of credit under this agreement amounted to $70.3 million and were primarily related to the requirements of certain of our insurance obligations. The Company plans to renew the 2018 Receivables Purchase Agreement prior to its expiration date.

8. INCOME TAXES

Our effective income tax rate was 25.4% and 25.8% for the three months ended June 30, 2021 and 2020, respectively, and 25.2% and 25.4% for the six months ended June 30, 2021 and 2020, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible items of income and expense.

On March 27, 2020, President Trump signed the CARES Act into U.S. federal law aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act included a provision for the deferment of the employer portion of social security taxes through December 31, 2020, among other things, of which the Company took advantage. We anticipate paying the deferred employer social security taxes in 2021 which were $30.7 million at both June 30, 2021 and December 31, 2020.

On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law which includes certain business tax provisions. The Company does not expect this act to have a material impact on our effective tax rate or income tax expense for the year ended December 31, 2021.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$106.5	$46.5	$161.3	$90.3

Denominator:
Weighted average common shares outstanding	177.6	177.2	177.5	177.2
Dilutive effect of share-based awards and options outstanding	0.3	0.2	0.3	0.2
Weighted average diluted common shares outstanding (1)	177.9	177.5	177.8	177.4

Basic earnings per common share	$0.60	$0.26	$0.91	$0.51
Diluted earnings per common share	0.60	0.26	0.91	0.51
(1)     Weighted average diluted common shares outstanding may not sum due to rounding.

The calculation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020 excluded an immaterial number of share-based awards and options that had an anti-dilutive effect.

Subsequent Event - Dividends Declared

In July of 2021, the Board of Directors declared a quarterly cash dividend for the third fiscal quarter of 2021 in the amount of $0.07 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 10, 2021 and will be paid on October 8, 2021.

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

Share-based compensation expense was $2.9 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $7.1 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of June 30, 2021, we had $25.2 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.4 years.

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

We record liabilities for claims against the Company based on our best estimate of expected losses. The primary claims arising for the Company through its trucking, intermodal, and logistics operations consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers’ compensation, property damage, cargo, and wage and benefit claims. We maintain excess liability insurance with licensed insurance carriers for liability in excess of amounts we self-insure, which serves to largely offset the Company’s liability associated with these claims, with the exception of wage and benefit claims for which we self-insure. We review our accruals periodically to ensure that the aggregate amounts of our accruals are appropriate at any period after consideration of available insurance coverage. Although we expect that our claims accruals will continue to vary based on future developments, assuming that we are able to continue to obtain and maintain excess liability insurance coverage for such claims, we do not anticipate that such accruals will, in any period, materially impact our results of operations.

At June 30, 2021, our firm commitments to purchase transportation equipment totaled $415.2 million.

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

The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $12.1 million and $22.5 million for the three months ended June 30, 2021 and 2020, respectively, and $30.2 million and $47.2 million for the six months ended June 30, 2021 and 2020, respectively.

Revenues by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Truckload	$475.2	$451.1	$926.9	$920.5
Intermodal	274.0	219.0	529.8	457.0
Logistics	430.7	230.9	786.6	470.5
Other	88.5	89.8	186.9	189.2
Fuel surcharge	110.2	68.7	200.4	171.7
Inter-segment eliminations	(17.8)	(26.7)	(41.2)	(57.0)
Operating revenues	$1,360.8	$1,032.8	$2,589.4	$2,151.9

Income from Operations by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Truckload	$73.6	$40.5	$111.9	$77.1
Intermodal	34.9	11.0	54.9	27.3
Logistics	17.0	8.2	32.9	12.4
Other	0.3	3.7	2.3	1.5
Income from operations	$125.8	$63.4	$202.0	$118.3

Depreciation and Amortization by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Truckload	$52.4	$52.5	$105.0	$103.5
Intermodal	11.6	11.7	23.1	22.5
Logistics	0.1	—	0.1	—
Other	9.1	8.1	18.1	16.1
Depreciation and amortization	$73.2	$72.3	$146.3	$142.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2020.

INTRODUCTION

Company Overview

We are a transportation and logistics services company providing a broad portfolio of truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Our diversified portfolio of complementary service offerings combines truckload services with intermodal and logistics offerings, enabling us to serve our customers’ varied transportation needs. Our broad portfolio of services provides us with a greater opportunity to allocate capital in a manner designed to maximize returns across all market cycles and economic conditions. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses, while optimizing returns across reportable segments. Our strong balance sheet enables us to carry out an acquisition strategy that strengthens our overall portfolio. We are positioned to leverage our scalable platform and experienced operations team to acquire high-quality businesses that meet our disciplined selection criteria to enhance our service offerings and broaden our customer base.

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

Recent Developments

COVID-19

COVID-19 was declared a pandemic by the World Health Organization in March 2020. In response to the pandemic, the Company has taken steps to mitigate the potential risks it poses.

We have taken additional measures to keep our associates safe and minimize unnecessary risk of exposure to COVID-19 including taking precautions for our associates and owner-operators, implementing work from home policies, and imposing travel limitations on employees where appropriate as we’ve continued to provide an essential service. Associates who worked remotely during the pandemic are being transitioned to a primarily on-premise work environment, and physical and cyber-security measures implemented to ensure our systems are capable of serving our operational needs and providing uninterrupted service to our customers remain in place.

Schneider continues to monitor the situation and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and shareholders.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2021	2020	2021	2020
Operating revenues	$1,360.8	$1,032.8	$2,589.4	$2,151.9
Revenues (excluding fuel surcharge) (1)	1,250.6	964.1	2,389.0	1,980.2
Income from operations	125.8	63.4	202.0	118.3
Adjusted income from operations (2)	125.8	63.6	202.0	117.3
Operating ratio	90.8%	93.9%	92.2%	94.5%
Adjusted operating ratio (3)	89.9%	93.4%	91.5%	94.1%
Net income	$106.5	$46.5	$161.3	$90.3
Adjusted net income (4)	106.5	46.7	161.3	89.6
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

Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Operating revenues	$1,360.8	$1,032.8	$2,589.4	$2,151.9
Less: Fuel surcharge revenues	110.2	68.7	200.4	171.7
Revenues (excluding fuel surcharge)	$1,250.6	$964.1	$2,389.0	$1,980.2

Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Income from operations	$125.8	$63.4	$202.0	$118.3
Restructuring—net (1)	—	0.2	—	(1.0)
Adjusted income from operations	$125.8	$63.6	$202.0	$117.3
(1)Activity associated with the shutdown of the FTFM service offering.

Adjusted operating ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2021	2020	2021	2020
Total operating expenses	$1,235.0	$969.4	$2,387.4	$2,033.6
Divide by: Operating revenues	1,360.8	1,032.8	2,589.4	2,151.9
Operating ratio	90.8%	93.9%	92.2%	94.5%

Total operating expenses	$1,235.0	$969.4	$2,387.4	$2,033.6
Adjusted for:
Fuel surcharge revenues	(110.2)	(68.7)	(200.4)	(171.7)
Restructuring—net	—	(0.2)	—	1.0
Adjusted total operating expenses	$1,124.8	$900.5	$2,187.0	$1,862.9

Operating revenues	$1,360.8	$1,032.8	$2,589.4	$2,151.9
Less: Fuel surcharge revenues	110.2	68.7	200.4	171.7
Revenues (excluding fuel surcharge)	$1,250.6	$964.1	$2,389.0	$1,980.2

Adjusted operating ratio	89.9%	93.4%	91.5%	94.1%

Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income	$106.5	$46.5	$161.3	$90.3
Restructuring—net	—	0.2	—	(1.0)
Income tax effect of non-GAAP adjustments (1)	—	—	—	0.3
Adjusted net income	$106.5	$46.7	$161.3	$89.6
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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Enterprise Results Summary

Enterprise net income increased $60.0 million, approximately 129%, in the second quarter of 2021 compared to the same quarter in 2020, primarily due to a $62.4 million increase in income from operations, partially offset by the corresponding increase in income taxes. In addition, the second quarter of 2021 included a $20.2 million pre-tax gain on our ownership interest in TuSimple compared to a $2.7 million pre-tax gain on our ownership interest in PSI in the second quarter of 2020.

Adjusted net income increased $59.8 million, approximately 128%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $328.0 million, approximately 32%, in the second quarter of 2021 compared to the same quarter in 2020.

Factors contributing to the increase were as follows:
•a $199.8 million increase in Logistics segment revenues (excluding fuel surcharge) due to an increase in revenue per order and volume growth;
•a $55.0 million increase in Intermodal segment revenues (excluding fuel surcharge) due to an improvement in revenue per order and an increase in orders despite network fluidity constraints;
•a $41.5 million increase in fuel surcharge revenues resulting from an increase in fuel prices in the second quarter of 2021 compared to the same quarter in 2020 (for example, based on information reported by the U.S. Department of Energy, the average diesel price per gallon in the U.S. increased by 31% between such periods) and an increase in Intermodal volumes, partially offset by a decrease in Truckload volumes; and
•a $24.1 million increase in Truckload segment revenues (excluding fuel surcharge) resulting from improved revenue per truck per week, partially offset by lower volumes due to driver capacity constraints.

Enterprise revenues (excluding fuel surcharge) increased $286.5 million, approximately 30%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $62.4 million, approximately 98%, in the second quarter of 2021 compared to the same quarter in 2020, primarily due to an increase in net revenue per order in Logistics, revenue per truck per week in Truckload, and revenue per order in Intermodal; as well as favorability in equipment dispositions and insurance costs. Increases in revenue per truck per week in Truckload and revenue per order in Intermodal resulted from favorable 2021 market conditions compared to the unfavorable impacts of COVID-19 in the prior year. The above factors were partially offset by an increase in driver costs and a reduction in Truckload freight volumes due to driver capacity constraints.

Adjusted income from operations increased $62.2 million, approximately 98%.

Enterprise operating ratio improved on both a GAAP and adjusted basis when compared to the second quarter of 2020. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation increased $212.5 million, or 49%, quarter over quarter, primarily due to increased third party carrier costs within Logistics attributable to higher purchased transportation per order and volume growth and, within Intermodal, higher rail purchased transportation resulting from an increase in both rail orders and costs.
•Salaries, wages, and benefits increased $27.8 million, or 11%, quarter over quarter, primarily due to an increase in Logistics salaries and wages, driver pay, and performance-based incentive compensation. The increase in Logistics salaries and wages was primarily due to an increase in sales commissions and headcount, while the increase in driver pay was largely the result of pay increases and actions to mitigate driver capacity constraints.

•Fuel and fuel taxes for company trucks increased $27.9 million, or 66%, quarter over quarter, driven primarily by an increase in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Operating supplies and expenses decreased $1.9 million, or 2%, quarter over quarter, largely a result of a $15.1 million favorable change in equipment dispositions driven by a strong used equipment market and the strength of our nationwide maintenance network in facilitating equipment sales. Favorability in equipment dispositions was partially offset by an increase in equipment rental expense due to port congestion, higher cost of goods sold as a result of increased lease activity by our leasing business, and additional rail storage expenses caused by network fluidity constraints.
•Insurance and related expenses decreased $11.3 million, or 40%, quarter over quarter, primarily due to favorability in auto liability resulting from a decrease in claims severity and frequency.
•Other general expenses increased $9.9 million, or 44%, quarter over quarter, primarily due to higher driver onboarding costs resulting from a constrained driver pool compared to favorable driver turnover in 2020 during the pandemic. The remaining increase was largely related to costs associated with software development and professional services.

Total Other Expenses (Income)

Total other income increased $17.7 million in the second quarter of 2021 compared to the same quarter in 2020, mainly resulting from a $20.2 million pre-tax gain on our ownership interest in TuSimple in the second quarter of 2021 compared to a $2.7 million pre-tax gain on our ownership interest in PSI in the second quarter of 2020. See Note 5, Investments, for more information on our investments in TuSimple and PSI.

Income Tax Expense

Our provision for income taxes increased $20.1 million, approximately 124%, in the second quarter of 2021 compared to the same quarter in 2020 due to higher taxable income. The effective income tax rate was 25.4% for the three months ended June 30, 2021 compared to 25.8% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income from Operations by Segment

The following tables summarize revenues and income from operations by segment.

	Three Months Ended June 30,
Revenues by Segment (in millions)	2021	2020
Truckload	$475.2	$451.1
Intermodal	274.0	219.0
Logistics	430.7	230.9
Other	88.5	89.8
Fuel surcharge	110.2	68.7
Inter-segment eliminations	(17.8)	(26.7)
Operating revenues	$1,360.8	$1,032.8

	Three Months Ended June 30,
Income from Operations by Segment (in millions)	2021	2020
Truckload	$73.6	$40.5
Intermodal	34.9	11.0
Logistics	17.0	8.2
Other	0.3	3.7
Income from operations	125.8	63.4
Adjustments:
Restructuring—net	—	0.2
Adjusted income from operations	$125.8	$63.6

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

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Three Months Ended June 30,
	2021	2020
Dedicated
Revenues (excluding fuel surcharge) (1)	$198.5	$172.2
Average trucks (2) (3)	4,156	3,891
Revenue per truck per week (4)	$3,719	$3,448
Network
Revenues (excluding fuel surcharge) (1)	$276.8	$279.3
Average trucks (2) (3)	5,131	6,350
Revenue per truck per week (4)	$4,201	$3,426
Total Truckload
Revenues (excluding fuel surcharge) (5)	$475.2	$451.1
Average trucks (2) (3)	9,287	10,241
Revenue per truck per week (4)	$3,985	$3,434
Average company trucks (3)	6,930	7,366
Average owner-operator trucks (3)	2,357	2,875
Trailers (6)	36,519	36,141
Operating ratio (7)	84.5%	91.0%
(1)Revenues (excluding fuel surcharge), in millions, exclude revenue in transit.
(2)Includes company and owner-operator trucks.
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
(7)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Truckload revenues (excluding fuel surcharge) increased $24.1 million, approximately 5%, in the second quarter of 2021 compared to the same quarter in 2020. The increase was primarily due to an improvement in price, partially offset by an 8% decline in volume. Revenue per truck per week increased $551, or 16%, quarter over quarter, as a result of a 16% increase in rate per loaded mile driven by higher spot and contracted rates. Volume decreased mainly due to continued driver capacity constraints within our network business, partially offset by growth within our dedicated business.

Truckload income from operations increased $33.1 million, approximately 82%, in the second quarter of 2021 compared to the same quarter in 2020, primarily due to spot market opportunities and contract renewals, in addition to a $13.5 million favorable change in equipment dispositions and a reduction in auto liability costs. These items were partially offset by the earnings impact of reduced volume, noted above, and an increase in driver-related costs.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2021	2020
Orders (1)	113,894	98,362
Containers	22,179	21,172
Trucks (2)	1,729	1,508
Revenue per order (3)	$2,399	$2,145
Operating ratio (4)	87.3%	95.0%
(1)Based on delivered rail orders.
(2)Includes company and owner-operator trucks at the end of the period.
(3)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(4)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) increased $55.0 million, approximately 25%, in the second quarter of 2021 compared to the same quarter in 2020. The increase was primarily due to a $254, or 12%, improvement in revenue per order resulting mainly from favorable customer rate renewals and premium opportunities, partially offset by growth in the East, which has a shorter length of haul. Also contributing to the increase in revenues was a 16% increase in orders driven by favorable market demand conditions, despite capacity constraints and supply chain inefficiencies.

Intermodal income from operations increased $23.9 million in the second quarter of 2021 compared to the same quarter in 2020, driven by the factors affecting revenue discussed above, partially offset by higher rail and driver-related costs mainly due to network fluidity and capacity challenges.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended June 30,
	2021	2020
Operating ratio (1)	96.1%	96.4%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $199.8 million, approximately 87%, in the second quarter of 2021 compared to the same quarter in 2020, primarily driven by an increase in revenue per order and volume growth of 23% within our brokerage business due to favorable market conditions and expansion of our digital platform.

Logistics income from operations increased $8.8 million, approximately 107%, in the second quarter of 2021 compared to the same quarter in 2020. Net revenue per order improvements within our brokerage business and the volume growth cited above both contributed to the increase in income from operations quarter over quarter.

Other

Other income from operations decreased $3.4 million, approximately 92%, in the second quarter of 2021 compared to the same quarter in 2020. The decrease was primarily driven by an increase in performance-based incentive compensation, partially offset by an increase in income from operations from our leasing business due to increased lease activity quarter over quarter.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Enterprise Results Summary

Enterprise net income increased $71.0 million, approximately 79%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to an $83.7 million increase in income from operations, partially offset by the corresponding increase in income taxes. In addition, the six months ended June 30, 2021 included a $20.2 million pre-tax gain on our ownership interest in TuSimple compared to an $8.8 million pre-tax gain on our ownership interest in PSI in the six months ended June 30, 2020.

Adjusted net income increased $71.7 million, approximately 80%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $437.5 million, approximately 20%, in the six months ended June 30, 2021 compared to the same period in 2020.

Factors contributing to the increase were as follows:
•a $316.1 million increase in Logistics segment revenues (excluding fuel surcharge) due to an increase in revenue per order and volume growth;
•a $72.8 million increase in Intermodal segment revenues (excluding fuel surcharge) due to an improvement in revenue per order and an increase in orders despite network fluidity constraints;
•a $28.7 million increase in fuel surcharge revenues resulting from an increase in fuel prices in the first half of 2021 compared to the same period in 2020 (for example, based on information reported by the U.S. Department of Energy, the average diesel price per gallon in the U.S. increased by 13% between such periods) and an increase in Intermodal volumes, partially offset by a decrease in Truckload volumes; and
•a $6.4 million increase in Truckload segment revenues (excluding fuel surcharge) resulting from improved revenue per truck per week, partially offset by lower volumes due to driver capacity constraints and first quarter weather conditions.

Enterprise revenues (excluding fuel surcharge) increased $408.8 million, approximately 21%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $83.7 million, approximately 71%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to an increase in net revenue per order in Logistics, revenue per truck per week in Truckload, and revenue per order in Intermodal; as well as favorability in equipment dispositions and insurance costs. Increases in revenue per truck per week in Truckload and revenue per order in Intermodal resulted from favorable 2021 market conditions compared to the unfavorable impacts of COVID-19 in the prior year. The above factors were partially offset by an increase in driver costs and a reduction in Truckload freight volumes due to driver capacity constraints and first quarter weather conditions.

Adjusted income from operations increased $84.7 million, approximately 72%.

Enterprise operating ratio improved on both a GAAP and adjusted basis when compared to the same period of 2020. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation costs increased $291.4 million, or 32%, period over period, primarily due to increased third party carrier costs within Logistics due to higher purchased transportation per order and volume growth and, in Intermodal, higher rail purchased transportation resulting from an increase in both rail orders and costs. These items were partially offset by reduced owner-operator costs within Truckload primarily resulting from fewer owner-operators.

•Salaries, wages, and benefits increased $30.5 million, or 6%, period over period, primarily due to an increase in Logistics salaries and wages, performance-based incentive compensation, and driver pay. The increase in Logistics salaries and wages was primarily due to an increase in sales commissions and headcount, while the increase in driver pay was largely the result of pay increases and actions to mitigate driver capacity constraints.
•Fuel and fuel taxes for company trucks increased $30.8 million, or 30%, period over period, driven primarily by an increase in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $4.2 million, or 3%, period over period, primarily driven by an increase in amortization related to capitalized software.
•Operating supplies and expenses increased $2.2 million, or 1%, period over period, driven by an increase in equipment rental expense due to port congestion, as well as higher rail storage and maintenance expenses resulting from network fluidity constraints and poor first quarter weather conditions. Higher cost of goods sold due to an increase in lease activity by our leasing business and immaterial increases in a variety of other operating-related areas also contributed to the increase in operating supplies and expenses period over period. These items were partially offset by favorability of $19.8 million in equipment dispositions due to a strong used equipment market and the strength of our nationwide maintenance network in facilitating equipment sales.
•Insurance and related expenses decreased $16.1 million, or 28%, period over period, primarily due to favorability in auto liability resulting from a decrease in claims severity and frequency.
•Other general expenses increased $9.8 million, or 19%, period over period, primarily due to an increase in costs associated with software development and professional services. The remaining increase is attributable to higher driver onboarding costs resulting from a constrained driver pool compared to favorable driver turnover in 2020 during the pandemic.

Total Other Expenses (Income)

Total other income increased $10.9 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily from a $20.2 million pre-tax gain on our ownership interest in TuSimple in the six months ended June 30, 2021 compared to an $8.8 million pre-tax gain on our ownership interest in PSI in the six months ended June 30, 2020. See Note 5, Investments, for more information on our investments in TuSimple and PSI.

Income Tax Expense

Our provision for income taxes increased $23.6 million, approximately 77%, in the six months ended June 30, 2021 compared to the same period in 2020 due to higher taxable income. The effective income tax rate was 25.2% for the six months ended June 30, 2021 compared to 25.4% for the same period last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income from Operations by Segment

The following tables summarize revenue and income from operations by segment.

	Six Months Ended June 30,
Revenues by Segment (in millions)	2021	2020
Truckload	$926.9	$920.5
Intermodal	529.8	457.0
Logistics	786.6	470.5
Other	186.9	189.2
Fuel surcharge	200.4	171.7
Inter-segment eliminations	(41.2)	(57.0)
Operating revenues	$2,589.4	$2,151.9

	Six Months Ended June 30,
Income from Operations by Segment (in millions)	2021	2020
Truckload	$111.9	$77.1
Intermodal	54.9	27.3
Logistics	32.9	12.4
Other	2.3	1.5
Income from operations	202.0	118.3
Adjustments:
Restructuring—net	—	(1.0)
Adjusted income from operations	$202.0	$117.3

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

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Six Months Ended June 30,
	2021	2020
Dedicated
Revenues (excluding fuel surcharge) (1)	$383.3	$348.3
Average trucks (2) (3)	4,140	3,898
Revenue per truck per week (4)	$3,622	$3,475
Network
Revenues (excluding fuel surcharge) (1)	$541.7	$571.1
Average trucks (2) (3)	5,272	6,325
Revenue per truck per week (4)	$4,020	$3,511
Total Truckload
Revenues (excluding fuel surcharge) (5)	$926.9	$920.5
Average trucks (2) (3)	9,412	10,223
Revenue per truck per week (4)	$3,845	$3,497
Average company trucks (3)	6,995	7,339
Average owner-operator trucks (3)	2,417	2,884
Trailers (6)	36,519	36,141
Operating ratio (7)	87.9%	91.6%
(1)Revenues (excluding fuel surcharge), in millions, exclude revenue in transit.
(2)Includes company and owner-operator trucks.
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
(7)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Truckload revenues (excluding fuel surcharge) increased $6.4 million, approximately 1%, in the six months ended June 30, 2021 compared to the same period in 2020 as an improvement in price was partially offset by a 10% decline in volume. Revenue per truck per week increased $348, or 10%, period over period, due to a 13% improvement in rate per loaded mile driven by higher spot and contracted rates, partially offset by reduced productivity largely due to weather in the first quarter of 2021. While growth was experienced within our dedicated business, continued driver capacity constraints and weather contributed to the overall reduction in order volumes.

Truckload income from operations increased $34.8 million, approximately 45%, in the six months ended June 30, 2021 compared to the same period in 2020. The increase period over period was primarily due to spot market opportunities and contract renewals, in addition to a $17.3 million favorable change in equipment dispositions and a reduction in auto liability costs, despite the earnings impact of reduced volume noted above.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2021	2020
Orders (1)	222,679	204,949
Containers	22,179	21,172
Trucks (2)	1,729	1,508
Revenue per order (3)	$2,351	$2,160
Operating ratio (4)	89.6%	94.0%
(1)Based on delivered rail orders.
(2)Includes company and owner-operator trucks at the end of the period.
(3)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(4)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Intermodal revenues (excluding fuel surcharge) increased $72.8 million, approximately 16%, in the six months ended June 30, 2021 compared to the same period in 2020. Contributing to the increase was a $191, or 9%, improvement in revenue per order, driven primarily by customer rate renewals and premium opportunities, partially offset by growth in the East which has a shorter length of haul. Orders also increased 9% due to favorable market demand conditions, despite capacity constraints, supply chain inefficiencies, and weather impacts experienced in the first quarter of 2021.

Intermodal income from operations increased $27.6 million, approximately 101%, in the six months ended June 30, 2021 compared to the same period in 2020, mainly the result of factors affecting revenue discussed above, partially offset by the impact of network fluidity and capacity challenges on rail and driver-related costs.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Six Months Ended June 30,
	2021	2020
Operating ratio (1)	95.8%	97.4%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $316.1 million, approximately 67%, in the six months ended June 30, 2021 compared to the same period in 2020, primarily resulting from an increase in revenue per order and volume growth of 17% within our brokerage business due to favorable market conditions and expansion of our digital platform.

Logistics income from operations increased $20.5 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to net revenue per order improvements within our brokerage business and volume growth, as cited above.

Other

Other income from operations increased $0.8 million, approximately 53%, in the six months ended June 30, 2021, compared to the same period in 2020. The change was primarily driven by an increase in income from operations from our leasing business due to increased lease activity, partially offset by an increase in performance-based incentive compensation period over period.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $200.0 million accounts receivable facility, for which our available capacity as of June 30, 2021 was $375.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$490.5	$395.5
Marketable securities	49.1	47.1
Total cash, cash equivalents, and marketable securities	$539.6	$442.6

Debt:
Senior notes	$305.0	$305.0
Finance leases	2.9	2.0
Total debt (1)	$307.9	$307.0
(1)Debt on the consolidated balance sheets is presented net of deferred financing costs.

Debt

At June 30, 2021, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,
(in millions)	2021	2020
Cash provided by operating activities	$255.0	$319.8
Cash used in investing activities	(134.9)	(110.1)
Cash used in financing activities	(25.1)	(47.5)

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Operating Activities

Cash provided by operating activities decreased $64.8 million, approximately 20%, in the first six months of 2021 compared to the same period in 2020. The decrease was driven by an increase in cash used for working capital, partially offset by an increase in net income adjusted for various noncash charges. Working capital changes which decreased net cash provided by operating activities were primarily an increase in trade accounts receivable, which increased proportionate to revenue growth, and a decrease in other liabilities primarily related to the timing of tax payments during the six months ended June 30, 2021 compared to 2020.

Investing Activities

Cash used in investing activities increased $24.8 million, approximately 23%, in the first six months of 2021 compared to the same period in 2020. The increase in cash used was primarily driven by an increase in net capital expenditures.

Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in millions)	2021	2020
Transportation equipment	$153.6	$83.3
Other property and equipment	22.5	25.0
Proceeds from sale of property and equipment	(76.6)	(29.6)
Net capital expenditures	$99.5	$78.7

Net capital expenditures increased $20.8 million in the first six months of 2021 compared to the same period in 2020. The increase was driven by a $70.3 million increase in purchases of transportation equipment mainly due to replacement capital and reduced fleet age, partially offset by a $47.0 million increase in proceeds from the sale of property and equipment primarily resulting from increased tractor and trailer sales and an increase in proceeds per unit.

Financing Activities

Cash used in financing activities decreased $22.4 million, approximately 47%, in the first six months of 2021 compared to the same period in 2020. The main driver of the decrease in cash used was the $25.0 million repayment of private placement notes in March 2020.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

Investment in TuSimple

On January 12, 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities, with subsequent changes in share price recorded in other income on the consolidated statements of comprehensive income. In the three and six months ended June 30, 2021, the Company recognized pre-tax gains of $20.2 million on its investment in TuSimple. Due to the volatility of the global markets and the potential for high volatility of public equity prices of technology-related companies, we expect the value of our investment to fluctuate which could materially affect our financial condition and results of operations.

COVID-19

Despite disruptions in the financial markets due to COVID-19, we have been able to fund our liquidity needs to date. We believe we are in a strong liquidity position with a cash, cash equivalents, and marketable securities balance of $539.6 million and $375.8 million of unused credit capacity as of June 30, 2021. Our outstanding debt as of the end of the quarter was $307.9 million, of which $100.7 million is short-term in nature. We are compliant with all financial covenants under our credit agreements and do not anticipate the need to seek additional capital as a result of COVID-19.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for our contractual obligations as of December 31, 2020. There were no material changes to our contractual obligations during the six months ended June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as described below, our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on February 19, 2021.

Equity Price Risk

Our equity investment in TuSimple is susceptible to market price risk arising from uncertainties in the future market value, and a fluctuation in TuSimple’s share price could have an adverse impact on the fair value of our investment and results of operations. At June 30, 2021 the fair value of our investment in TuSimple was $25.2 million. A hypothetical 10% decrease in TuSimple’s share price would reduce the value of our equity investment by approximately $2.5 million.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, other than the risk described below.

Risks Related to Our Business, Industry, and Strategy

The valuation of the Company’s investments in strategic partners and technologies is subject to volatility.
The market valuation of our strategic investments, especially as it relates to our investment in TuSimple which is publicly traded, may experience substantial price volatility which, when accounted for under GAAP, could have a material adverse affect on the Company’s financial condition and results of operations. Refer to Note 5, Investments, to our consolidated financial statements for information on our strategic investments. Those investments can be negatively affected by market and economic factors including liquidity, credit deterioration, financial results, interest rate fluctuations, or other factors. As a result, future fluctuations in their value could result in significant losses and could have a material adverse impact on the Company’s financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company does not have a share repurchase program and did not repurchase any equity securities during the three months ended June 30, 2021.

Limitation Upon Payment of Dividends

The 2018 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2018 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	July 29, 2021	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)