Form 10-Q
period 2021-09-30
Schneider National, Inc.
filed 2021-10-28
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐            No ☒
As of October 22, 2021, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,626,740 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues	$1,444.5	$1,135.7	$4,033.9	$3,287.6
Operating expenses:
Purchased transportation	692.3	501.0	1,900.4	1,417.7
Salaries, wages, and benefits	290.2	259.2	832.9	771.4
Fuel and fuel taxes	70.3	49.5	204.1	152.5
Depreciation and amortization	74.2	74.2	220.5	216.3
Operating supplies and expenses	108.7	144.6	362.0	395.7
Insurance and related expenses	19.3	17.4	60.7	74.9
Other general expenses	35.8	26.0	97.6	78.0
Restructuring—net	—	0.5	—	(0.5)
Total operating expenses	1,290.8	1,072.4	3,678.2	3,106.0
Income from operations	153.7	63.3	355.7	181.6
Other expenses (income):
Interest income	(0.6)	(0.6)	(1.8)	(2.9)
Interest expense	3.3	3.4	9.7	10.5
Other expense (income)—net	4.0	0.4	(14.8)	(7.1)
Total other expenses (income)—net	6.7	3.2	(6.9)	0.5
Income before income taxes	147.0	60.1	362.6	181.1
Provision for income taxes	37.0	15.6	91.3	46.3
Net income	110.0	44.5	271.3	134.8
Other comprehensive income (loss):
Foreign currency translation gains (losses)—net	(0.1)	0.5	0.1	(0.2)
Net unrealized gains (losses) on marketable securities—net of tax	(0.2)	(0.1)	(0.6)	0.1
Total other comprehensive income (loss)—net	(0.3)	0.4	(0.5)	(0.1)
Comprehensive income	$109.7	$44.9	$270.8	$134.7

Weighted average shares outstanding	177.7	177.3	177.5	177.2
Basic earnings per share	$0.62	$0.25	$1.53	$0.76

Weighted average diluted shares outstanding	177.9	177.7	177.8	177.5
Diluted earnings per share	$0.62	$0.25	$1.53	$0.76
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$504.2	$395.5
Marketable securities	45.7	47.1
Trade accounts receivable—net of allowance of $4.3 million and $3.7 million, respectively	650.5	537.7
Other receivables	23.2	20.8
Current portion of lease receivables—net of allowance of $0.9 million and $0.8 million, respectively	109.7	96.8
Inventories	25.1	44.9
Prepaid expenses and other current assets	96.9	77.9
Total current assets	1,455.3	1,220.7
Noncurrent Assets:
Property and equipment:
Transportation equipment	2,900.9	2,880.2
Land, buildings, and improvements	204.6	202.3
Other property and equipment	169.3	166.8
Total property and equipment	3,274.8	3,249.3
Less accumulated depreciation	1,386.4	1,417.4
Net property and equipment	1,888.4	1,831.9
Lease receivables	166.1	131.3
Capitalized software and other noncurrent assets	232.0	204.2
Goodwill	128.3	128.1
Total noncurrent assets	2,414.8	2,295.5
Total Assets	$3,870.1	$3,516.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$356.7	$245.7
Accrued salaries, wages, and benefits	89.2	110.7
Claims accruals—current	61.6	36.4
Current maturities of debt and finance lease obligations	100.7	40.4
Other current liabilities	107.8	101.4
Total current liabilities	716.0	534.6
Noncurrent Liabilities:
Long-term debt and finance lease obligations	207.0	266.4
Claims accruals—noncurrent	100.6	129.9
Deferred income taxes	471.8	450.4
Other noncurrent liabilities	75.6	79.4
Total noncurrent liabilities	855.0	926.1
Total Liabilities	1,571.0	1,460.7
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,699,819 and 95,159,635 shares issued, and 94,624,691 and 94,311,653 shares outstanding, respectively	—	—
Additional paid-in capital	1,562.6	1,552.2
Retained earnings	736.2	502.5
Accumulated other comprehensive income	0.3	0.8
Total Shareholders’ Equity	2,299.1	2,055.5
Total Liabilities and Shareholders’ Equity	$3,870.1	$3,516.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$271.3	$134.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220.5	216.3
(Gains) losses on sales of property and equipment—net	(48.0)	5.4
Proceeds from lease receipts	54.7	53.2
Deferred income taxes	21.6	(2.8)
Long-term incentive and share-based compensation expense	11.3	5.4
Gains on investment in equity securities—net	(17.1)	(8.8)
Noncash restructuring—net	—	(0.6)
Other noncash items	0.6	6.3
Changes in operating assets and liabilities:
Receivables	(112.3)	(17.2)
Other assets	(53.3)	(32.9)
Payables	68.0	49.6
Claims reserves and other receivables—net	1.1	16.6
Other liabilities	(22.4)	43.8
Net cash provided by operating activities	396.0	469.1
Investing Activities:
Purchases of transportation equipment	(296.9)	(131.7)
Purchases of other property and equipment	(33.4)	(38.7)
Proceeds from sale of property and equipment	145.2	55.5
Proceeds from sale of off-lease inventory	13.2	17.9
Purchases of lease equipment	(72.8)	(63.3)
Proceeds from marketable securities	11.7	19.2
Purchases of marketable securities	(11.6)	(16.9)
Investment in equity securities	(5.0)	(5.0)
Net cash used in investing activities	(249.6)	(163.0)
Financing Activities:
Payments of debt and finance lease obligations	(0.5)	(55.5)
Dividends paid	(37.2)	(33.7)
Net cash used in financing activities	(37.7)	(89.2)
Net increase in cash and cash equivalents	108.7	216.9
Cash and Cash Equivalents:
Beginning of period	395.5	551.6
End of period	$504.2	$768.5
Additional Cash Flow Information:
Noncash investing and financing activity:
Equipment and inventory purchases in accounts payable	$43.7	$50.2
Dividends declared but not yet paid	14.0	11.8
Cash paid during the period for:
Interest	10.0	11.3
Income taxes—net of refunds	77.7	45.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2019	$—	$1,542.7	$693.6	$0.1	$2,236.4
Net income	—	—	43.8	—	43.8
Other comprehensive loss	—	—	—	(1.1)	(1.1)
Share-based compensation expense	—	1.9	—	—	1.9
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.7)	—	(11.7)
Share issuances	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—March 31, 2020	—	1,543.8	725.7	(1.0)	2,268.5
Net income	—	—	46.5	—	46.5
Other comprehensive income	—	—	—	0.6	0.6
Share-based compensation expense	—	1.1	—	—	1.1
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.4)	—	(11.4)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.4	—	—	0.4
Balance—June 30, 2020	—	1,545.4	760.8	(0.4)	2,305.8
Net income	—	—	44.5	—	44.5
Other comprehensive income	—	—	—	0.4	0.4
Share-based compensation expense	—	2.2	—	—	2.2
Dividends declared at $0.065 per share of Class A and Class B common shares	—	—	(11.6)	—	(11.6)
Exercise of employee stock options	—	1.2	—	—	1.2
Balance—September 30, 2020	$—	$1,548.8	$793.7	$—	$2,342.5

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2020	$—	$1,552.2	$502.5	$0.8	$2,055.5
Net income	—	—	54.8	—	54.8
Other comprehensive loss	—	—	—	(0.7)	(0.7)
Share-based compensation expense	—	4.5	—	—	4.5
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.6)	—	(12.6)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.7	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2021	—	1,555.1	544.7	0.1	2,099.9
Net income	—	—	106.5	—	106.5
Other comprehensive income	—	—	—	0.5	0.5
Share-based compensation expense	—	3.3	—	—	3.3
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.5)	—	(12.5)
Share issuances	—	0.7	—	—	0.7
Balance—June 30, 2021	—	1,559.1	638.7	0.6	2,198.4
Net income	—	—	110.0	—	110.0
Other comprehensive loss	—	—	—	(0.3)	(0.3)
Share-based compensation expense	—	3.4	—	—	3.4
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.5)	—	(12.5)
Share issuances	—	0.1	—	—	0.1
Balance—September 30, 2021	$—	$1,562.6	$736.2	$0.3	$2,299.1
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

Accounting Standards Recently Adopted

As of January 1, 2021, we adopted ASU 2019-12, Simplifying the Accounting for Income Taxes, which reduces complexity in accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance to improve consistent application among reporting entities. We used the modified retrospective or prospective approach, which was based on the specific amendment implemented, when adopting this standard. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

2. LEASES

As Lessee

We lease real estate and equipment under operating and finance leases. Our real estate operating leases include operating centers, distribution warehouses, offices, and drop yards. Our non-real estate operating leases and finance leases include transportation, office, yard, and warehouse equipment, in addition to truck washes. The majority of our leases include an option to extend the lease, and a small number include an option to terminate the lease early, which may include a termination payment.

Additional information related to our leases is as follows:

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$23.3	$26.3
Operating cash flows for finance leases	—	0.1
Financing cash flows for finance leases	0.5	0.5

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$23.7	$21.6
Finance leases	1.2	0.8

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

As of September 30, 2021 and December 31, 2020, investments in lease receivables were as follows:

(in millions)	September 30, 2021	December 31, 2020
Future minimum payments to be received on leases	$201.6	$159.0
Guaranteed residual lease values	123.3	107.6
Total minimum lease payments to be received	324.9	266.6
Unearned income	(49.1)	(38.5)
Net investment in leases	$275.8	$228.1

Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of September 30, 2021 was $38.1 million, which includes both current and future lease payments.

Lease payments are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of September 30, 2021, our lease payments past due were $2.8 million.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses in the consolidated statements of comprehensive income, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue	$57.2	$50.8	$169.8	$150.2
Cost of goods sold	(49.0)	(45.8)	(146.1)	(135.5)
Operating profit	$8.2	$5.0	$23.7	$14.7

Interest income on lease receivable	$8.5	$6.5	$23.6	$19.7

3. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2021	2020	2021	2020
Transportation	$1,326.3	$1,036.5	$3,700.4	$3,015.9
Logistics Management	56.4	41.3	149.7	102.2
Other	61.8	57.9	183.8	169.5
Total operating revenues	$1,444.5	$1,135.7	$4,033.9	$3,287.6

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	September 30, 2021
Expected to be recognized within one year
Transportation	$15.3
Logistics Management	10.9
Expected to be recognized after one year
Transportation	40.2
Logistics Management	9.5
Total	$75.9

This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	September 30, 2021	December 31, 2020
Other current assets - Contract assets	$35.7	$21.5
Other current liabilities - Contract liabilities	2.5	0.7

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated services.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	September 30, 2021	December 31, 2020
Equity investment in TuSimple (1)	1	$13.1	$—
Marketable securities (2)	2	45.7	47.1

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

The fair value of the Company’s debt was $318.5 million and $316.9 million as of September 30, 2021 and December 31, 2020, respectively. The carrying value of the Company’s debt was $305.0 million as of September 30, 2021 and December 31, 2020. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded values of cash, trade accounts receivable, lease receivables, and trade accounts payable approximate fair values.

Our investments in PSI and MLSI discussed in Note 5, Investments, do not have readily determinable fair values and were accounted for using the measurement alternative in ASC 321-10-35-2 as of September 30, 2021.

5. INVESTMENTS

Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of September 30, 2021 or December 31, 2020. Cost basis is determined using the specific identification method.

The following table presents the maturities and values of our marketable securities as of the dates shown.

	September 30, 2021			December 31, 2020
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	26 to 113	$15.9	$15.8	$12.6	$12.7
Corporate debt securities	1 to 72	20.2	20.5	21.4	22.2
State and municipal bonds	1 to 54	9.1	9.4	11.9	12.2
Total marketable securities		$45.2	$45.7	$45.9	$47.1

Excluded from the amortized cost basis disclosures above is the accrued interest on marketable securities. As of September 30, 2021 and December 31, 2020, accrued interest receivable associated with marketable securities was not material and included within other receivables on the consolidated balance sheets.

Equity Investments without Readily Determinable Fair Values

The Company’s strategic equity investments without readily determinable fair values include PSI, a provider of telematics and fleet management tools, and MLSI, a transportation technology development company. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their values as of September 30, 2021 and December 31, 2020 were $31.3 million and $22.3 million, respectively. During the three months ended September 30, 2021, a remeasurement event occurred, and the Company recognized a $9.0 million pre-tax gain. Our updated investment value was determined using the backsolve method, a valuation approach that uses an option pricing model to value shares based on the price paid for recently issued shares. No gains or losses were recorded in the three months ended September 30, 2020. In the nine months ended September 30, 2021 and 2020, the Company recognized $9.0 million and $8.8 million in pre-tax gains, respectively. As of September 30, 2021 our cumulative pre-tax gains totaled $21.3 million.

Equity Investments with Readily Determinable Fair Values

On January 12, 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. In the three and nine months ended September 30, 2021, the Company recognized a pre-tax net loss of $12.1 million and a pre-tax net gain of $8.1 million, respectively, on its investment in TuSimple. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.

All of our equity investments are included in other noncurrent assets on the consolidated balance sheets with subsequent gains or losses recognized within other expense (income)—net on the consolidated statements of comprehensive income.

6. GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the period ended September 30, 2021.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2020	$103.6	$14.2	$10.3	$128.1
Foreign currency translation gain	—	—	0.2	0.2
Balance at September 30, 2021	$103.6	$14.2	$10.5	$128.3

At September 30, 2021 and December 31, 2020, we had accumulated goodwill impairment charges of $42.6 million, which consisted of $34.6 million and $8.0 million in our Truckload segment and Other, respectively.

7. DEBT AND CREDIT FACILITIES

As of September 30, 2021 and December 31, 2020, debt included the following:

(in millions)	September 30, 2021	December 31, 2020
Unsecured senior notes: principal maturities ranging from 2021 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.53% and 3.64% for 2021 and 2020, respectively	$305.0	$305.0
Current maturities	(100.0)	(40.0)
Debt issuance costs	—	(0.2)
Long-term debt	$205.0	$264.8

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of September 30, 2021 or December 31, 2020. Standby letters of credit under this agreement amounted to $3.9 million at September 30, 2021 and December 31, 2020 and were primarily related to the requirements of certain of our real estate leases.

On July 30, 2021, we entered into Amendment No. 3 to our Amended and Restated Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. We had no outstanding borrowings under this facility at September 30, 2021 or December 31, 2020. At September 30, 2021 and December 31, 2020, standby letters of credit under this agreement amounted to $70.3 million and were primarily related to the requirements of certain of our insurance obligations.

8. INCOME TAXES

Our effective income tax rate was 25.2% and 26.0% for the three months ended September 30, 2021 and 2020, respectively, and 25.2% and 25.6% for the nine months ended September 30, 2021 and 2020, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

On March 27, 2020, President Trump signed the CARES Act into U.S. federal law aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act included a provision for the deferment of the employer portion of social security taxes through December 31, 2020, among other things, which the Company elected. As of September 30, 2021, the deferred employer social security taxes have been paid, which totaled $30.7 million at December 31, 2020.

9. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$110.0	$44.5	$271.3	$134.8

Denominator:
Weighted average common shares outstanding	177.7	177.3	177.5	177.2
Dilutive effect of share-based awards and options outstanding	0.2	0.3	0.3	0.3
Weighted average diluted common shares outstanding (1)	177.9	177.7	177.8	177.5

Basic earnings per common share	$0.62	$0.25	$1.53	$0.76
Diluted earnings per common share	0.62	0.25	1.53	0.76
(1)Weighted average diluted common shares outstanding may not sum due to rounding.

The calculation of diluted earnings per share excluded 0.8 million share-based awards and options that had an anti-dilutive effect for the three and nine months ended September 30, 2021 and 0.5 million and 0.6 million share-based awards and options that had an anti-dilutive effect for the three and nine months ended September 30, 2020, respectively.

Subsequent Event - Dividends Declared

In October of 2021, the Board of Directors declared a quarterly cash dividend for the fourth fiscal quarter of 2021 in the amount of $0.07 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 10, 2021 and will be paid on January 10, 2022.

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

Share-based compensation expense was $3.1 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively, and $10.2 million and $4.4 million for the nine months ended September 30, 2021 and 2020, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of September 30, 2021, we had $22.0 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.3 years.

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

We record liabilities for claims against the Company based on our best estimate of expected losses. The primary claims arising for the Company through its trucking, intermodal, and logistics operations consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers’ compensation, property damage, cargo, and wage and benefit claims. We maintain excess liability insurance with licensed insurance carriers for liability in excess of amounts we self-insure, which serves to largely offset the Company’s liability associated with these claims, with the exception of wage and benefit claims for which we self-insure. We review our accruals periodically to ensure that the aggregate amounts of our accruals are appropriate at any period after consideration of available insurance coverage. Although we expect that our claims accruals will continue to vary based on future developments, assuming that we are able to continue to obtain and maintain excess liability insurance coverage for such claims, we do not anticipate that such accruals will, in any period, materially impact our operating results.

At September 30, 2021, our firm commitments to purchase transportation equipment totaled $365.0 million.

A representative of the former owners of WSL has filed a lawsuit in the Delaware Court of Chancery which primarily alleges that we have not fulfilled certain obligations under the purchase and sale agreement related to the post-closing operations of the business, and as a result, the former owners claim they are entitled to damages including an additional payment of $40.0 million under an earn-out arrangement which was a component of the purchase price in the transaction. The Delaware Court of Chancery completed a remote trial in January 2021. Post trial briefs have been filed, and the Court’s decision is pending. A judgment by the Court against us in this matter could have a material adverse effect on our operating results. We believe we have presented strong defenses to this claim.

In 2020, the Company recorded $12.8 million of expense and paid $13.7 million as a result of an adverse tax ruling in a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service. In December 2020, the Company filed an appeal with the U.S. Court of Appeals for the Seventh Circuit, and in August 2021, the Seventh Circuit reversed the District Court and ruled in the Company’s favor on all matters. A final resolution is expected in the fourth quarter of 2021.

12. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

The CODM reviews revenues for each segment without the inclusion of fuel surcharge revenues. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. Income from operations at the segment level reflects the measure presented to the CODM for each segment.

Separate balance sheets are not prepared by segment, and as a result, assets are not separately identifiable by segment. All transactions between reportable segments are eliminated in consolidation.

Substantially all of our revenues and assets were generated or located within the U.S.

The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $16.0 million and $11.9 million for the three months ended September 30, 2021 and 2020, respectively, and $46.1 million and $59.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Revenues by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Truckload	$484.4	$460.2	$1,411.3	$1,380.7
Intermodal	295.7	248.4	825.5	705.4
Logistics	474.6	284.4	1,261.2	754.9
Other	98.0	85.5	284.9	274.7
Fuel surcharge	114.4	73.0	314.8	244.7
Inter-segment eliminations	(22.6)	(15.8)	(63.8)	(72.8)
Operating revenues	$1,444.5	$1,135.7	$4,033.9	$3,287.6

Income (Loss) from Operations by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Truckload	$85.1	$45.6	$197.0	$122.7
Intermodal	45.7	23.0	100.6	50.3
Logistics	22.1	9.1	55.0	21.5
Other	0.8	(14.4)	3.1	(12.9)
Income from operations	$153.7	$63.3	$355.7	$181.6

Depreciation and Amortization by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Truckload	$52.1	$53.6	$157.1	$157.1
Intermodal	12.4	11.9	35.5	34.4
Logistics	0.1	0.1	0.2	0.1
Other	9.6	8.6	27.7	24.7
Depreciation and amortization	$74.2	$74.2	$220.5	$216.3

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

Our success depends on our ability to balance our transportation network and efficiently and effectively manage our resources in the delivery of truckload, intermodal, and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. We believe that our ability to properly select freight and adapt to changes in customer transportation needs allows us to efficiently deploy resources and make capital investments in trucks, trailers, containers, and chassis or obtain qualified third-party capacity at a reasonable price.

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

We have taken additional measures to keep our associates safe and minimize unnecessary risk of exposure to COVID-19, including taking precautions for our associates and owner-operators, implementing work from home policies, and imposing travel limitations on employees, where appropriate, as we’ve continued to provide an essential service. Associates who worked remotely during the pandemic are being transitioned to a primarily on-premise work environment, and physical and cyber-security measures implemented to ensure our systems are capable of serving our operational needs and providing uninterrupted service to our customers remain in place.

Schneider continues to monitor the situation, including the proposed federal vaccine mandate, and will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and shareholders.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A. “Risk Factors” of the Company's 2020 Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2021	2020	2021	2020
Operating revenues	$1,444.5	$1,135.7	$4,033.9	$3,287.6
Revenues (excluding fuel surcharge) (1)	1,330.1	1,062.7	3,719.1	3,042.9
Income from operations	153.7	63.3	355.7	181.6
Adjusted income from operations (2)	153.7	76.9	355.7	194.2
Operating ratio	89.4%	94.4%	91.2%	94.5%
Adjusted operating ratio (3)	88.4%	92.8%	90.4%	93.6%
Net income	$110.0	$44.5	$271.3	$134.8
Adjusted net income (4)	110.0	54.6	271.3	144.2
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

Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Operating revenues	$1,444.5	$1,135.7	$4,033.9	$3,287.6
Less: Fuel surcharge revenues	114.4	73.0	314.8	244.7
Revenues (excluding fuel surcharge)	$1,330.1	$1,062.7	$3,719.1	$3,042.9

Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Income from operations	$153.7	$63.3	$355.7	$181.6
Litigation (1)	—	13.1	—	13.1
Restructuring—net (2)	—	0.5	—	(0.5)
Adjusted income from operations	$153.7	$76.9	$355.7	$194.2
(1)Contested prior period federal excise taxes, including court awarded costs and interest, as a result of an adverse tax ruling in 2020 related to an IRS dispute over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service. Refer to Note 11, Commitments and Contingencies, for more information.
(2)Activity associated with the shutdown of the FTFM service offering.

Adjusted operating ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2021	2020	2021	2020
Total operating expenses	$1,290.8	$1,072.4	$3,678.2	$3,106.0
Divide by: Operating revenues	1,444.5	1,135.7	4,033.9	3,287.6
Operating ratio	89.4%	94.4%	91.2%	94.5%

Total operating expenses	$1,290.8	$1,072.4	$3,678.2	$3,106.0
Adjusted for:
Fuel surcharge revenues	(114.4)	(73.0)	(314.8)	(244.7)
Litigation	—	(13.1)	—	(13.1)
Restructuring—net	—	(0.5)	—	0.5
Adjusted total operating expenses	$1,176.4	$985.8	$3,363.4	$2,848.7

Operating revenues	$1,444.5	$1,135.7	$4,033.9	$3,287.6
Less: Fuel surcharge revenues	114.4	73.0	314.8	244.7
Revenues (excluding fuel surcharge)	$1,330.1	$1,062.7	$3,719.1	$3,042.9

Adjusted operating ratio	88.4%	92.8%	90.4%	93.6%

Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income	$110.0	$44.5	$271.3	$134.8
Litigation	—	13.1	—	13.1
Restructuring—net	—	0.5	—	(0.5)
Income tax effect of non-GAAP adjustments (1)	—	(3.5)	—	(3.2)
Adjusted net income	$110.0	$54.6	$271.3	$144.2
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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Enterprise Results Summary

Enterprise net income increased $65.5 million, approximately 147%, in the third quarter of 2021 compared to the same quarter in 2020, primarily due to a $90.4 million increase in income from operations, partially offset by the corresponding increase in income taxes.

Adjusted net income increased $55.4 million, approximately 101%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $308.8 million, approximately 27%, in the third quarter of 2021 compared to the same quarter in 2020.

Factors contributing to the increase were as follows:
•a $190.2 million increase in Logistics segment revenues (excluding fuel surcharge) driven by increased revenue per order and volume growth;
•a $47.3 million increase in Intermodal segment revenues (excluding fuel surcharge) due to an improvement in revenue per order and an increase in orders despite network fluidity constraints;
•a $41.4 million increase in fuel surcharge revenues resulting from an increase in fuel prices in the third quarter of 2021 compared to the same quarter in 2020 (for example, based on information reported by the U.S. Department of Energy, the average diesel price per gallon in the U.S. increased by 38% between such periods), partially offset by a decrease in Truckload volumes; and
•a $24.2 million increase in Truckload segment revenues (excluding fuel surcharge) resulting from improved revenue per truck per week, partially offset by lower volumes due to driver capacity constraints.

Enterprise revenues (excluding fuel surcharge) increased $267.4 million, approximately 25%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $90.4 million, approximately 143%, in the third quarter of 2021 compared to the same quarter in 2020, primarily due to an increase in revenue per truck per week in Truckload, revenue per order in Intermodal, and net revenue per order in Logistics largely driven by strong freight market conditions and effective network and revenue management. A $33.6 million improvement in equipment dispositions and $13.1 million of costs incurred in 2020 related to an adverse tax ruling also contributed to improved income from operations. The above factors were partially offset by an increase in driver costs resulting from additional costs incurred to attract and retain drivers due to industry-wide capacity constraints, as well as higher rail costs.

Adjusted income from operations increased $76.8 million, approximately 100%.

Enterprise operating ratio improved on both a GAAP and adjusted basis when compared to the third quarter of 2020. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation increased $191.3 million, or 38%, quarter over quarter, primarily resulting from increased third party carrier costs attributable to higher purchased transportation costs per order and volume growth within Logistics, as well as higher rail purchased transportation resulting from an increase in both rail costs and orders within Intermodal.
•Salaries, wages, and benefits increased $31.0 million, or 12%, quarter over quarter, primarily due to increases in Truckload and Intermodal driver pay, Logistics salaries and wages, and performance-based incentive compensation. The increases in driver pay were largely the result of pay increases and actions to address driver capacity constraints, while the increase in Logistics salaries and wages was primarily due to an increase in sales commissions and headcount.
•Fuel and fuel taxes for company trucks increased $20.8 million, or 42%, quarter over quarter, driven primarily by an increase in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Operating supplies and expenses decreased $35.9 million, or 25%, quarter over quarter, largely a result of a $33.6 million favorable change in equipment dispositions driven by a strong used equipment market and the strength of our nationwide maintenance network in facilitating equipment sales and $13.1 million of costs incurred in 2020 related to an adverse tax ruling. These factors were partially offset by an increase in equipment rental expense due to port congestion and higher customer dwell time and additional rail storage expenses caused by network fluidity constraints.
•Other general expenses increased $9.8 million, or 38%, quarter over quarter, primarily due to higher driver onboarding costs resulting from increased costs to attract and retain drivers due to constrained industry-wide capacity levels. The remaining increase was largely related to costs associated with software development and professional services.

Total Other Expenses (Income)

Total other expense increased $3.5 million, approximately 109%, in the third quarter of 2021 compared to the same quarter in 2020. This change mainly resulted from a $3.1 million pre-tax net loss on our equity investments in the third quarter of 2021. See Note 5, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes increased $21.4 million, approximately 137%, in the third quarter of 2021 compared to the same quarter in 2020 due to higher taxable income. The effective income tax rate was 25.2% for the three months ended September 30, 2021 compared to 26.0% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended September 30,
Revenues by Segment (in millions)	2021	2020
Truckload	$484.4	$460.2
Intermodal	295.7	248.4
Logistics	474.6	284.4
Other	98.0	85.5
Fuel surcharge	114.4	73.0
Inter-segment eliminations	(22.6)	(15.8)
Operating revenues	$1,444.5	$1,135.7

	Three Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2021	2020
Truckload	$85.1	$45.6
Intermodal	45.7	23.0
Logistics	22.1	9.1
Other	0.8	(14.4)
Income from operations	153.7	63.3
Adjustments:
Litigation	—	13.1
Restructuring—net	—	0.5
Adjusted income from operations	$153.7	$76.9

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

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Three Months Ended September 30,
	2021	2020
Dedicated
Revenues (excluding fuel surcharge) (1)	$204.0	$177.8
Average trucks (2) (3)	4,240	3,944
Revenue per truck per week (4)	$3,706	$3,483
Network
Revenues (excluding fuel surcharge) (1)	$279.9	$281.5
Average trucks (2) (3)	4,942	6,108
Revenue per truck per week (4)	$4,364	$3,561
Total Truckload
Revenues (excluding fuel surcharge) (5)	$484.4	$460.2
Average trucks (2) (3)	9,182	10,052
Revenue per truck per week (4)	$4,060	$3,530
Average company trucks (3)	6,875	7,250
Average owner-operator trucks (3)	2,307	2,802
Trailers (6)	36,434	36,672
Operating ratio (7)	82.4%	90.1%
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

Truckload revenues (excluding fuel surcharge) increased $24.2 million, approximately 5%, in the third quarter of 2021 compared to the same quarter in 2020, driven by price improvements, largely offset by a 12% decline in volume. Revenue per truck per week increased $530, or 15%, quarter over quarter, as a result of a 22% increase in rate per loaded mile driven by favorable price conditions and network management, partially offset by lower productivity largely resulting from freight mix. Despite strong market demand, freight volumes decreased quarter over quarter mainly due to continued driver capacity constraints.

Truckload income from operations increased $39.5 million, approximately 87%, in the third quarter of 2021 compared to the same quarter in 2020, primarily due to a favorable price environment and network management, in addition to a $30.3 million favorable change in equipment dispositions. These items were partially offset by the earnings impact of reduced volumes, noted above, and an increase in driver-related costs as a result of pay increases and actions taken to attract and retain drivers in response to industry-wide driver capacity constraints.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended September 30,
	2021	2020
Orders (1)	111,801	110,633
Containers	23,796	21,744
Trucks (2)	1,569	1,582
Revenue per order (3)	$2,624	$2,194
Operating ratio (4)	84.5%	90.7%
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

Intermodal revenues (excluding fuel surcharge) increased $47.3 million, approximately 19%, in the third quarter of 2021 compared to the same quarter in 2020, primarily due to a $430, or 20%, improvement in revenue per order. Strong market conditions favorably impacted revenue per order and allowed for improvements in price and increased premium opportunities, which were partially offset by growth in the East, which has a shorter length of haul and therefore, typically lower revenue per order. Despite continued challenges related to supply chain inefficiencies resulting in extended container dwell times and rail network disruptions, orders increased 1%.

Intermodal income from operations increased $22.7 million, approximately 99%, in the third quarter of 2021 compared to the same quarter in 2020, driven by the factors impacting revenue discussed above, partially offset by higher rail and driver-related costs mainly due to network fluidity challenges and actions taken to attract and retain drivers to mitigate industry-wide driver capacity constraints.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended September 30,
	2021	2020
Operating ratio (1)	95.3%	96.8%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $190.2 million, approximately 67%, in the third quarter of 2021 compared to the same quarter in 2020. This increase was primarily driven by an increase in revenue per order and 24% volume growth within our brokerage business due to supportive market conditions, in addition to the expansion of our Power Only offering and digital platform.

Logistics income from operations increased $13.0 million, approximately 143%, in the third quarter of 2021 compared to the same quarter in 2020. Contributing to the increase in income from operations quarter over quarter were both net revenue per order improvements within our brokerage business and the volume growth cited above.

Other

Included in Other was income from operations of $0.8 million in the third quarter of 2021 compared to a loss of $14.4 million in the same quarter in 2020. Factors contributing to the change include $13.1 million of costs incurred in 2020 as a result of an adverse tax ruling, in addition to an increase in income from operations within our leasing business, partially offset by an increase in performance-based incentive compensation quarter over quarter.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Enterprise Results Summary

Enterprise net income increased $136.5 million, approximately 101%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $174.1 million increase in income from operations, partially offset by the corresponding increase in income taxes. In addition, the nine months ended September 30, 2021 and 2020 included pre-tax net investment gains of $17.1 million and $8.8 million, respectively.

Adjusted net income increased $127.1 million, approximately 88%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $746.3 million, approximately 23%, in the nine months ended September 30, 2021 compared to the same period in 2020.

Factors contributing to the increase were as follows:
•a $506.3 million increase in Logistics segment revenues (excluding fuel surcharge) due to an increase in revenue per order and volume growth;
•a $120.1 million increase in Intermodal segment revenues (excluding fuel surcharge) driven by an improvement in revenue per order and an increase in orders despite network fluidity constraints;
•a $70.1 million increase in fuel surcharge revenues resulting from an increase in fuel prices in the first nine months of 2021 compared to the same period in 2020 (for example, based on information reported by the U.S. Department of Energy, the average diesel price per gallon in the U.S. increased by 20% between such periods) and an increase in Intermodal volumes, partially offset by a decrease in Truckload volumes; and
•a $30.6 million increase in Truckload segment revenues (excluding fuel surcharge) driven by improved revenue per truck per week, partially offset by lower volumes due to driver capacity constraints.

Enterprise revenues (excluding fuel surcharge) increased $676.2 million, approximately 22%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $174.1 million, approximately 96%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to an increase in revenue per truck per week in Truckload, revenue per order in Intermodal, and net revenue per order in Logistics largely driven by strong freight market conditions compared to the unfavorable impacts of COVID-19 in the prior year and effective network and revenue management. A $53.4 million improvement in equipment dispositions, a reduction in insurance costs due to a decrease in claims severity and frequency, and $13.1 million of costs incurred in 2020 related to an adverse tax ruling also contributed to improved income from operations. The above factors were partially offset by an increase in driver costs and a reduction in Truckload freight volumes resulting from additional costs incurred to attract and retain drivers and industry-wide driver capacity constraints, respectively, as well as higher rail costs.

Adjusted income from operations increased $161.5 million, approximately 83%.

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
•Purchased transportation costs increased $482.7 million, or 34%, period over period, primarily resulting from increased third party carrier costs due to higher purchased transportation costs per order and volume growth within Logistics, as well as higher rail purchased transportation resulting from an increase in both rail costs and orders in Intermodal. These items were partially offset by reduced owner-operator costs within Truckload largely due to fewer owner-operators despite an increase in owner-operator pay.
•Salaries, wages, and benefits increased $61.5 million, or 8%, period over period, primarily due to increases in Truckload and Intermodal driver pay, Logistics salaries and wages, and performance-based incentive compensation. The increases in driver pay were largely the result of pay increases and actions to address driver capacity constraints, while the increase in Logistics salaries and wages was primarily due to an increase in headcount and sales commissions.
•Fuel and fuel taxes for company trucks increased $51.6 million, or 34%, period over period, driven primarily by an increase in cost per gallon, partially offset by a decrease in company driver miles resulting from industry-wide capacity constraints. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Operating supplies and expenses decreased $33.7 million, or 9%, period over period, a result of a $53.4 million favorable change in equipment dispositions driven by a strong used equipment market and the strength of our nationwide maintenance network in facilitating equipment sales and $13.1 million of costs incurred in 2020 related to an adverse tax ruling. These factors were partially offset by an increase in equipment rental expense due to port congestion and higher customer dwell times, additional rail storage expenses caused by network fluidity constraints, and an increase in a variety of other operating-related areas that were individually immaterial.
•Insurance and related expenses decreased $14.2 million, or 19%, period over period, primarily due to favorability in auto liability resulting from a decrease in claims severity and frequency.
•Other general expenses increased $19.6 million, or 25%, period over period, primarily due to an increase in costs associated with software development and professional services. The remaining increase is attributable to higher driver onboarding costs resulting from increased costs to attract and retain drivers due to constrained industry-wide capacity levels compared to favorable driver turnover in 2020 during the pandemic.

Total Other Expenses (Income)

Total other income increased $7.4 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to an $8.3 million increase in pre-tax net gains on our equity investments. In the nine months ended September 30, 2021 we recorded a $17.1 million pre-tax net gain on investments compared to an $8.8 million pre-tax gain on investments in the same period in 2020. See Note 5, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes increased $45.0 million, approximately 97%, in the nine months ended September 30, 2021 compared to the same period in 2020 due to higher taxable income. The effective income tax rate was 25.2% for the nine months ended September 30, 2021 compared to 25.6% for the same period last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Nine Months Ended September 30,
Revenues by Segment (in millions)	2021	2020
Truckload	$1,411.3	$1,380.7
Intermodal	825.5	705.4
Logistics	1,261.2	754.9
Other	284.9	274.7
Fuel surcharge	314.8	244.7
Inter-segment eliminations	(63.8)	(72.8)
Operating revenues	$4,033.9	$3,287.6

	Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2021	2020
Truckload	$197.0	$122.7
Intermodal	100.6	50.3
Logistics	55.0	21.5
Other	3.1	(12.9)
Income from operations	355.7	181.6
Adjustments:
Litigation	—	13.1
Restructuring—net	—	(0.5)
Adjusted income from operations	$355.7	$194.2

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

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Nine Months Ended September 30,
	2021	2020
Dedicated
Revenues (excluding fuel surcharge) (1)	$587.3	$526.1
Average trucks (2) (3)	4,182	3,912
Revenue per truck per week (4)	$3,643	$3,478
Network
Revenues (excluding fuel surcharge) (1)	$821.6	$852.6
Average trucks (2) (3)	5,159	6,242
Revenue per truck per week (4)	$4,133	$3,533
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,411.3	$1,380.7
Average trucks (2) (3)	9,341	10,154
Revenue per truck per week (4)	$3,914	$3,512
Average company trucks (3)	6,960	7,298
Average owner-operator trucks (3)	2,381	2,856
Trailers (6)	36,434	36,672
Operating ratio (7)	86.0%	91.1%
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

Truckload revenues (excluding fuel surcharge) increased $30.6 million, approximately 2%, in the nine months ended September 30, 2021 compared to the same period in 2020 as an improvement in price was largely offset by an 11% decline in volume. Revenue per truck per week increased $402, or 11%, period over period, due to a 16% increase in rate per loaded mile driven by higher contract and spot rates, partially offset by reduced productivity largely due to weather in the first quarter of 2021 and freight mix. While growth was experienced within our dedicated business, the overall reduction in order volumes was primarily driven by continued driver capacity constraints.

Truckload income from operations increased $74.3 million, approximately 61%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily attributable to contract renewals and spot market opportunities, in addition to a $47.5 million favorable change in equipment dispositions and a reduction in auto liability costs. These items were partially offset by the earnings impact of reduced volumes, noted above, and an increase in driver-related costs as a result of pay increases and actions taken to attract and retain drivers in response to industry-wide driver capacity constraints.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
Orders (1)	334,480	315,582
Containers	23,796	21,744
Trucks (2)	1,569	1,582
Revenue per order (3)	$2,442	$2,172
Operating ratio (4)	87.8%	92.9%
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

Intermodal revenues (excluding fuel surcharge) increased $120.1 million, approximately 17%, in the nine months ended September 30, 2021 compared to the same period in 2020. Contributing to the increase was a $270, or 12%, improvement in revenue per order, driven primarily by strong market conditions leading to improvements in price and increased premium opportunities, partially offset by growth in the East which has a shorter length of haul and therefore, typically lower revenue per order. Orders also increased 6% due to favorable market demand conditions, despite challenges related to supply chain inefficiencies resulting in extended container dwell times and rail network disruptions.

Intermodal income from operations increased $50.3 million, approximately 100%, in the nine months ended September 30, 2021 compared to the same period in 2020, mainly the result of factors impacting revenues discussed above, partially offset by the impact of network fluidity and capacity challenges on rail and driver-related costs.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
Operating ratio (1)	95.6%	97.2%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $506.3 million, approximately 67%, in the nine months ended September 30, 2021 compared to the same period in 2020. This increase was mainly the result of an increase in revenue per order and 20% volume growth within our brokerage business driven by supportive market conditions, in addition to expansion of our Power Only offering and digital platform.

Logistics income from operations increased $33.5 million, approximately 156%, in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to net revenue per order improvements within our brokerage business and volume growth, as cited above.

Other

Included in Other was income from operations of $3.1 million in the nine months ended September 30, 2021, compared to a loss of $12.9 million in the same period in 2020. The change was primarily driven by an increase in income from operations within our leasing business due to increased lease activity and $13.1 million of costs incurred in 2020 as a result of an adverse tax ruling, partially offset by an increase in performance-based incentive compensation period over period.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $150.0 million accounts receivable facility, for which our available capacity as of September 30, 2021 was $325.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$504.2	$395.5
Marketable securities	45.7	47.1
Total cash, cash equivalents, and marketable securities	$549.9	$442.6

Debt:
Senior notes	$305.0	$305.0
Finance leases	2.7	2.0
Total debt (1)	$307.7	$307.0
(1)Debt on the consolidated balance sheets is presented net of deferred financing costs.

Debt

At September 30, 2021, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash provided by operating activities	$396.0	$469.1
Cash used in investing activities	(249.6)	(163.0)
Cash used in financing activities	(37.7)	(89.2)

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Operating Activities

Cash provided by operating activities decreased $73.1 million, approximately 16%, in the first nine months of 2021 compared to the same period in 2020. The decrease was the result of an increase in cash used for working capital, partially offset by an increase in net income adjusted for various noncash charges. Working capital changes which decreased net cash provided by operating activities were driven by an increase in trade accounts receivable, which increased proportionate to revenue growth, and a decrease in other liabilities primarily related to the $30.7 million payment of payroll taxes deferred under the CARES Act during the nine months ended September 30, 2021.

Investing Activities

Cash used in investing activities increased $86.6 million, approximately 53%, in the first nine months of 2021 compared to the same period in 2020. The increase in cash used was primarily driven by an increase in net capital expenditures and purchases of lease equipment.

Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2021	2020
Transportation equipment	$296.9	$131.7
Other property and equipment	33.4	38.7
Proceeds from sale of property and equipment	(145.2)	(55.5)
Net capital expenditures	$185.1	$114.9

Net capital expenditures increased $70.2 million in the first nine months of 2021 compared to the same period in 2020. The increase was driven by a $165.2 million increase in purchases of transportation equipment mainly due to replacement capital and reduced fleet age, partially offset by an $89.7 million increase in proceeds from the sale of property and equipment primarily resulting from higher proceeds per unit and increased tractor and trailer sales.

Financing Activities

Cash used in financing activities decreased $51.5 million, approximately 58%, in the first nine months of 2021 compared to the same period in 2020. The main drivers of the decrease in cash used were the $25.0 million and $30.0 million repayments of private placement notes in March and September of 2020, respectively.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

Investment in TuSimple

On January 12, 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities, with subsequent changes in share price recorded in other income on the consolidated statements of comprehensive income. In the three and nine months ended September 30, 2021, the Company recognized a pre-tax net loss of $12.1 million and a pre-tax net gain of $8.1 million on its investment in TuSimple, respectively. Due to the volatility of the global markets and the potential for high volatility of public equity prices of technology-related companies, we expect the value of our investment to fluctuate which could materially affect our financial condition and results of operations.

COVID-19

Despite disruptions in the financial markets due to COVID-19, we have been able to fund our liquidity needs to date. We believe we are in a strong liquidity position with a cash, cash equivalents, and marketable securities balance of $549.9 million and $325.8 million of unused credit capacity as of September 30, 2021. Our outstanding debt as of the end of the quarter was $307.7 million, of which $100.7 million is short-term in nature. We are compliant with all financial covenants under our credit agreements and do not anticipate the need to seek additional capital as a result of COVID-19.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for our contractual obligations as of December 31, 2020. There were no material changes to our contractual obligations during the nine months ended September 30, 2021.

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

Equity Price Risk

Our equity investment in TuSimple is susceptible to market price risk arising from uncertainties in the future market value, and a fluctuation in TuSimple’s share price could have an adverse impact on the fair value of our investment and results of operations. At September 30, 2021 the fair value of our investment in TuSimple was $13.1 million. A hypothetical 10% decrease in TuSimple’s share price would reduce the value of our equity investment by approximately $1.3 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 - July 31, 2021	39	$21.39	—	$—
August 1, 2021 - August 31, 2021	—	—	—	—
September 1, 2021 - September 30, 2021	10	22.38	—	—
Total	49		—	$—
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

10.1
Amendment No. 3 to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013 and as further amended and restated as of September 5, 2018, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38054) filed on August 2, 2021)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	October 28, 2021	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)