Form 10-K
period 2021-12-31
Schneider National, Inc.
filed 2022-02-18
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐         No ☒

The aggregate market value of Class B common stock held by non-affiliates on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,140.4 million. The registrant’s Class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s Class A common stock is convertible into one share of the registrant’s Class B common stock.

As of February 15, 2022, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,628,484 shares of Class B common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SCHNEIDER NATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

ii

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ACT	Advanced Clean Trucks
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNSF	Burlington Northern Sante Fe Railway Company
Board	Board of Directors
CARES	Coronavirus Aid, Relief, and Economic Security
CCA	Cloud Computing Arrangement
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease 2019, including its variants
DHS	Department of Homeland Security
DOT	Department of Transportation
EPA	United States Environmental Protection Agency
FLSA	Fair Labor Standards Act of 1938
FMCSA	Federal Motor Carrier Safety Administration
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HOS	Hours of Service
ILWU	International Longshore and Warehouse Union
IPO	Initial Public Offering
IRS	Internal Revenue Service
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
LTL	Less than Truckload. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business.
MLSI	Mastery Logistics Systems, Inc.
NHTSA	National Highway Traffic Safety Administration
NYSE	New York Stock Exchange
OSHA	Occupational Safety and Health Administration
PSI	Platform Science, Inc.
SaaS	Software as a Service
SCDM	Supply Chain and Distribution Management operating segment
SEC	United States Securities and Exchange Commission
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
UP	Union Pacific Railroad Company
U.S.	United States
VTL	Van Truckload operating segment
WBCL	Wisconsin Business Corporation Law
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.

iii

PART I

ITEM 1. BUSINESS

References to “notes” are to the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Company Overview

Schneider National, Inc. and its subsidiaries (together “Schneider,” the “Company,” “we,” “us,” or “our”) are among the largest providers of surface transportation and logistics solutions in North America. We offer a multimodal portfolio of services and possess an array of capabilities and resources that leverage artificial intelligence, data science, and analytics to provide innovative solutions that coordinate the movement of customer products timely, safely, and effectively. The Company offers truckload, intermodal, and logistics services to a diverse customer base throughout the continental United States, Canada, and Mexico, thus adding value to their supply chains. We were founded in 1935 and have been a publicly held holding company since our initial public offering in 2017. Our stock is publicly traded on the NYSE under the ticker symbol SNDR.

Our diversified portfolio of complementary service offerings combines truckload services with intermodal and logistics offerings, enabling us to serve the varied needs of our customers. Our service offerings include transportation of full-truckload freight, which we directly transport utilizing either our company-controlled revenue equipment and company drivers or owner-operators under contract with us. We have arrangements with most of the major North American rail carriers to transport freight in containers. We also provide customized freight movement, revenue equipment, labor, systems, and delivery services tailored to meet individual customer requirements and which typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local deliveries, freight handling, specialized equipment, and freight network design. We also provide comprehensive logistics services with a network of thousands of reliable third-party carriers, and through a China-based subsidiary, we offer limited transportation and logistics services in China which consist primarily of brokerage services. We categorize our operations into the following reportable segments:

•Truckload – which consists of freight transported and delivered by our company-employed drivers in company trucks and by owner-operators. These services are executed through either network or dedicated contracts and include standard long-haul and regional shipping services primarily using dry van, bulk, temperature-controlled, and flat-bed equipment, as well as cross dock and customized solutions for high-value and time-sensitive loads with coverage throughout North America.

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

Additionally, we lease equipment to third parties through our wholly owned subsidiary Schneider Finance, Inc., which is primarily engaged in leasing trucks to owner-operators, including, but not limited to, owner-operators with whom we contract, and we provide insurance for both company drivers and owner-operators through our wholly owned insurance subsidiary.

Our Mission and Strategy

We are driven by our uncompromising values to safely deliver goods that enhance the lives of people everywhere. We forge long-term relationships with key customers as an integral partner in, and extension of, their supply chains. Our strategy is based on delivering superior experiences to our customers utilizing an integrated, multimodal approach to provide capacity-oriented solutions centered on delivering customer value and industry-leading service. We believe our operating strategy adds value to customers, fuels our earnings, and generates returns to stockholders. We continually analyze opportunities for capital investment and effective capital deployment to provide additional benefits to our customers and increase returns for our shareholders.

Business Developments

Acquisition

On December 31, 2021, the Company completed the acquisition of MLS, a privately held truckload carrier based in Celina, OH. MLS is a dedicated carrier that primarily serves the central U.S. and complements our growing dedicated operations. Because the acquisition closed on December 31, 2021, MLS did not have an impact on our consolidated results of operations for the year ended December 31, 2021. Refer to Note 2, Acquisition, for additional details.

COVID-19

COVID-19 was declared a pandemic by the World Health Organization in March 2020. In response to the pandemic, the Company took steps to mitigate the potential risks posed by the pandemic and implemented measures to keep our associates, drivers, and owner-operators safe and minimize unnecessary risk of exposure to COVID-19. Safety and cybersecurity measures remain in place to ensure the well-being of our associates and that our systems are capable of serving our operational needs and providing uninterrupted service to our customers.

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

Intermodal

The domestic intermodal segment is highly consolidated, where the top three intermodal providers, including our Intermodal segment, operate a significant portion of the U.S. domestic container fleet. Our Intermodal segment competes with intermodal providers and other transportation service companies, including truckload carriers.

Logistics

The logistics industry is a large, fast-growing, and fragmented market that represents an integral part of the global economy. Transportation asset owners often provide logistics services to meet excess demand and provide customers with greater breadth of services which results in our Logistics segment competing with other logistics companies and brokerage businesses and, to a lesser extent, other truckload carriers.

Customers

During the year ended December 31, 2021, we offered our services to approximately 8,500 customers across our portfolio, including nearly 200 Fortune 500 companies, and 24 of our top 25 customers used services from all three of our reportable segments. Our Logistics segment manages over 50,000 qualified carrier relationships and managed approximately $3.0 billion of third-party freight in 2021.

Our broad portfolio helps limit customer and industry concentration as we receive revenue from a diversified customer base. We maintain a broad end-market footprint, encompassing over ten distinct industries including general merchandise, chemicals, electronics and appliances, and food and beverage. Our diversified revenue mix and customer base allow for revenue and yield management stability throughout the year, despite the fact that many of our customers are affected by seasonal fluctuations.

Revenue Equipment

Our company owned revenue equipment fleet was comprised of the following at December 31, 2021:

Revenue Equipment Type	Approximate Number of Units
Over-the-road sleeper cab tractors	7,100
Day cab tractors	1,800
Other tractors (yard tractors, straight trucks, and training tractors)	100
Trailers	36,700
Containers	25,600
Chassis	20,600

The table above excludes approximately 900 tractors and 3,600 trailers owned by MLS, which was acquired effective December 31, 2021.

Human Capital Management

Schneider is committed to promoting a diverse and inclusive culture that values and respects the varied talents and perspectives of our associates. We recognize the advantage of hiring and retaining associates who help us create value for our shareholders.

Associates and Workforce

As of December 31, 2021, we employed approximately 16,050 associates (exclusive of MLS associates), 67% of whom are drivers with the remaining 33% consisting of mechanics and warehouse personnel, managers, and other corporate office associates. With the acquisition of MLS on December 31, 2021, roughly 1,000 associates were added. Approximately 16% of our associates are based at our headquarters in Green Bay, Wisconsin. We have not experienced any work stoppages and consider our associate relations to be good. Currently, five of our company drivers are members of an organized labor union, as a result of a commitment we made in the 1980s to allow this group of drivers to finish their careers at Schneider while remaining union members. None of our other associates are represented by a labor union.

As a result of our performance, integrity, and collaborative culture, we have a highly engaged workforce deployed over a diverse set of positions across our segments, geographies, and businesses. Where consistent with our operational needs, we offer a variety of flexible working arrangements to associates, including remote and blended work configurations.

Associate Recruitment, Development, and Retention

•Company drivers - As a result of retirements, high turnover rates, and the challenges of attracting new drivers, the industry and the long-haul truckload sector, in particular, have been characterized by persistent shortages of truck drivers. Recognizing the indispensable role that our drivers play in the ability to serve our customers, we remain focused on making our driver experience the best in the industry. We employ measures to improve retention, and our turnover rate is generally consistent with the industry standard. Those measures include establishing monthly hiring targets, offering drivers competitive salaries and benefits, establishing driver pay scales which provide for increasing pay by experience level and performance, offering both live and remote driver training by experienced driving instructors, maintaining a modern truck fleet with the latest safety technology, and improving the overall driver experience.

•Non-driver Company associates - Our warehouse personnel, managers, and other corporate office associates help to facilitate and coordinate service to customers, ensure equipment is operational and well maintained, and generally support our operations. As we strive to offer best-in-class service to our customers, we focus on hiring top talent and providing them with opportunities for development and growth within their roles and throughout the organization. We utilize a performance management system that incorporates goals and development plans that are assessed semiannually to better position associates for future career growth. Succession planning is regularly performed to help identify and develop a pipeline of talent in critical roles within our organization. Additionally, we routinely conduct market analyses to ensure wages and benefits remain competitive, and we offer associates classroom, virtual, and web-based training options through our comprehensive learning program.

Associate Engagement

We promote associate engagement throughout our organization. We conduct biennial associate surveys to measure associate satisfaction and garner ideas to improve workforce engagement. Survey results are used to implement programs that will enhance associate connectivity with the Company which is believed to lead to increased innovation, productivity, and profitability.

Diversity and Inclusion

We believe diversity fuels innovation, improves strategic thinking, and cultivates leadership. ‘Respect for All’ is one of our four core values. We embrace and seek out diversity that is inclusive of thought, race, ethnicity, gender, age, religion, sexual orientation, experience, and background. We have established Cultural Connections, an internal group committed to educating ourselves and coworkers on topics that pertain to who we are, and in 2021, we were named a “Top Company for Women to Work for in Transportation” by Redefining the Road, the official magazine of the Women in Trucking Association (WIT).

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
•Equipment and technology. We invest in trucks that are configured with roll stability, collision mitigation, lane departure warning, and forward-facing cameras. Driving behavior is electronically monitored, alerts are provided to the driver situationally, and performance is documented for subsequent coaching. We also employ electronic logging in an effort to ensure HOS compliance and reduce fatigue occurrences.
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

Owner-Operators

In addition to the company drivers we employ, we enter into contracts with independent contractors who work as “owner-operators”. Owner-operators are small business owners who own and maintain their own trucks, may employ drivers they hire, and provide us with services under a contractual arrangement whereby they are generally responsible for the costs of truck ownership and operating expenses. Owner-operators select their own load assignments, have control over their schedule, and are compensated on a per load basis. Owner-operators tend to be experienced drivers and represented approximately 18% of driver capacity as of December 31, 2021.

Environmental, Social, and Governance

We prioritize doing business responsibly and embrace that we have a role to play in the betterment of society. At Schneider, we define sustainability broadly as safe and responsible practices that strengthen the economy and create a safer world. We seek to accomplish this by maintaining a modern fleet to maximize fuel efficiency, leveraging our intermodal service to convert loads from truck to rail, consolidating freight whenever possible, and introducing technologies to coordinate the movement of products timely, safely, and efficiently. Additionally, we continue to evaluate alternative fuel vehicles, and our efforts to improve overall fleet fuel efficiency and reduce GHG emissions are ongoing. In 2022, we will begin adding a limited number of battery-electric zero emission trucks to our fleet to contribute toward the Company’s goal of cutting its carbon dioxide emissions by 7.5% per mile by 2025 and 60% per mile by 2035. We are an EPA SmartWay® Transport Partner and are proud to be one of only four freight carriers to receive the EPA’s SmartWay® Excellence Award each year since the award was created. We were the first company to receive the National Safety Council’s Green Cross for Safety Award for two consecutive years. As always, we continue to ingrain safety into our corporate culture and strive to conduct all of our operations as safely as possible.

Fuel

We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies. In 2021, we made 99% of our fuel purchases through negotiated volume purchase discounts. We store fuel in underground storage tanks at six locations and in above-ground storage tanks at one location. We believe that we are in substantive compliance with applicable environmental laws relating to the storage of fuel.

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

Regulation

Our operations as a for-hire motor carrier are regulated and licensed by various federal, state, and local government agencies in North America, including the U.S. DOT, FMCSA, U.S. DHS, NHTSA, EPA, and OSHA. These regulatory authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions, and periodic financial reporting. Our driver associates and owner-operators must also comply with enacted governmental regulations regarding safety, equipment, and operating methods. Examples include the DOT regulation of equipment weight, equipment dimensions, driver HOS, drug and alcohol testing of our current and prospective driver associates, as well as other driver eligibility requirements, on-board reporting of operations, and ergonomics. The FMCSA Commercial Driver’s License Drug and Alcohol Clearinghouse rule (“Clearinghouse”) requires employers to report information related to violations of the drug and alcohol regulation for current and prospective driver employees and to query the Clearinghouse for such driver employees before allowing them to operate a commercial motor vehicle on public roads, as well as at least annually for current drivers. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration (“TSA”) and Customs and Border Protection (“CBP”) within the DHS, and our cross-border operations in Canada and Mexico are subject to regulation by each of those countries.

We are subject to various environmental laws and regulations dealing with, among other aspects of our operations, the handling of hazardous materials, underground fuel storage tanks at our terminals, emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. These laws and regulations have the potential to increase costs, risks, and liabilities associated with our applicable operations. Additionally, we may be impacted by potential future legislation and regulations related to climate change.

We are also subject to a variety of laws and regulations which are targeted at reducing GHG emissions and improving air quality and fuel efficiency at a national level. Prominent among those regulations are certain environmental regulations in effect in the State of California, including the Heavy-Duty Vehicle GHG Emission Reduction Regulation which was issued to reduce GHG emissions from certain long-haul tractor-trailers that operate in California by requiring owners of such vehicles or equipment to retrofit their vehicles with aerodynamic elements and accessories and implement technologies that improve fuel efficiency (regardless of where the vehicle is registered), and the ACT regulation, which requires original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors beginning in 2024. Under the ACT, every new tractor sold in California will need to be zero-emission by 2045. While the ACT does not apply to those simply operating tractors in California, it could impact the cost and/or supply of traditional diesel tractors and lead to similar legislation in other states or at the federal level. The EPA and the NHTSA have also begun taking coordinated steps in support of a new generation of clean vehicles and engines to reduce GHG emissions. Complying with these and any future GHG regulations enacted by California’s Air Resources Board, the EPA, the NHTSA, and/or any other state or federal governing body has increased and will likely continue to increase the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. We cannot predict, however, the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG regulations.

Federal and state lawmakers are considering a variety of other climate-change proposals related to carbon and GHG emissions. The proposals could potentially limit carbon emissions within certain states and municipalities, which would restrict the location and amount of time that diesel-powered tractors may idle. Such proposals could result in a decrease in productivity or increase driver turnover. Regulatory requirements and changes in regulatory requirements may affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services. If current regulatory requirements become more stringent or new environmental laws and regulations regarding climate change are introduced, we could be required to make significant capital expenditures or discontinue certain activities.

We believe that our operations are in material compliance with current laws and regulations and do not know of any existing compliance issues or environmental conditions that would reasonably be expected to have a material adverse effect on our business or operating results. Additionally, we continue to monitor and evaluate the proposed rule makings of the DOT, FMCSA, NHTSA, EPA, State of California, and other federal and state regulatory agencies to determine the expected impact on our operations.

Technology

Our in-cab telematics platform delivers on-board technology through our private application store to enable communication, regulatory compliance, and driver productivity needs. This comprehensive platform includes message capabilities, applications that scan and automate paperwork, and customer and location specific step-by-step work assignments. Our telematics platform is fully integrated with our back-office planning and execution systems and delivers real-time data in our business. Trailer and container fleets are equipped with monitoring devices which function both when tethered to a tractor or standing alone. Our tractors are equipped with stability control and collision mitigation technology, lane departure warning, and forward-facing cameras. All tractor technology interfaces with the in-cab device and provides the driver and the driver’s leader with real-time performance data.

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

Schneider FreightPower® digitally connects the benefits of Quest with the strength of our trailer network and carrier relationships to service our customers. We continue to expand our business capabilities by extending our foundational Quest platform, making advancements to our in-cab technology, and leveraging mobile applications to better connect with company drivers and customers. One example is a mobile application that prompts our company drivers to rate the shipping, receiving, and driver support locations that they visit. Our gathering and sharing of this information with customers and providers have been well received and are driving action to improve the drivers' experience. Additionally, through our investment in MLSI, in which we are collaborating to develop a Transportation Management System using MLSI’s SaaS technology, we aim to further complement our technology platform and enable enhanced decision making, resource allocation, and visibility with our supply chain partners.

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

The “Investors” section of our website also contains corporate governance guidelines, our code of ethics, Board committee charters, and other corporate policies. In addition, our website contains information on our sustainability goals, including a copy of our Corporate Responsibility Report. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

In particular, information included under the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements.

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
Our business and results of operations are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand, industry truck capacity, inflation, and our operating costs. Regarding our operating costs, inflationary pressures are occurring and are expected to persist in the near-term. We cannot predict future economic conditions, fuel price fluctuations, revenue equipment resale values, or how consumer confidence could be affected by such conditions. Economic conditions that decrease shipping demand, including but not limited to public health crises, outbreaks of infectious diseases, or increases in truck capacity in the North American transportation and logistics industry, can exert downward pressure on rates and equipment utilization. In general, significant decreases in shipping volumes within the industry or increases in available truck capacity result in more aggressive freight pricing as carriers compete for loads and to maintain truck productivity. Likewise, we are also subject to cost increases outside our control that could materially reduce our profitability if we are unable to offset such increases either through rate increases or cost reductions. Such cost increases include, but are not limited to, driver wages, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, regulations, revenue equipment and related maintenance costs, and healthcare and other employee benefit costs. We cannot predict whether, or in what form, any such cost increases could occur. Any such cost increase or event could adversely affect our results of operations or cash flows.

We operate in a highly competitive and fragmented industry that is characterized by intense price competition which could have a materially adverse effect on our results of operations.
Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity, and to some degree, on freight rates alone. In addition, some of our customers have, and others may in the future, use or expand their own private fleets rather than outsourcing loads to us. Our operating segments compete with many other truckload carriers, logistics, brokerage, and transportation service providers of varying sizes, and to a lesser extent, LTL carriers, railroads, and other transportation or logistics companies, some of which have a larger fleet, greater access to equipment, preferential customer contracts, greater capital resources, or other competitive advantages. Our competitors periodically reduce their freight rates to gain business, especially when economic conditions are present which negatively impact customer shipping volumes, truck capacities, or operating costs. Moreover, to limit the number of approved carriers to a manageable number, some of our customers select “core carriers” as approved transportation service providers, and in some instances, we may not be selected. Other of our customers periodically accept bids from multiple carriers for their shipping needs, which also periodically results in the loss of business to competitors. These competitive dynamics could have an adverse effect on the number of shipments we transport and the freight rates we receive, which could limit our growth opportunities and reduce our profitability.

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

Our existing competitors, as well as new market entrants, may also introduce or adopt new brokerage platforms or technologies, which could increase competitive pressures. Although we believe we are well positioned and have adopted technologies, developed strategies, and heavily invested in our own digital service offerings to deter, compete with, or supplant existing competitors and new market entrants, there can be no assurance that our investments, technologies, or strategies will be successful.

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
Like many truckload carriers, we experience difficulty in attracting and retaining sufficient numbers of qualified drivers, both new and experienced, including owner-operators, and such shortages have and could continue to require us to significantly increase driver compensation, rely more on higher-cost third-party carriers, idle revenue equipment, or dispose of the equipment altogether, any of which could adversely affect our growth and profitability. Our challenge with attracting and retaining qualified drivers is driven by several factors including intense market competition for a limited pool of qualified drivers, inconsistent driver pay, the preference among drivers to work closer to home and be home most nights, and our highly selective hiring standards.

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

The global COVID-19 pandemic has adversely affected, and could continue to adversely affect, our operations, supply chains, and workforce, and we have experienced, and expect to continue to experience, volatility in freight volumes and demand for certain of our service offerings.
There is continued uncertainty around the duration, breadth, and economic impacts of the COVID-19 pandemic. Government and public health officials continue to recommend or mandate precautions to mitigate its spread, including prohibitions on unvaccinated individuals congregating in large groups, mask mandates, and vaccination requirements to attend certain events or places of business. The pandemic has significantly curtailed global economic activity and caused substantial volatility and disruption in global supply chains. Consequently, we and our customers, suppliers, third-party business partners, and contractors may continue to experience business disruptions, including worker absenteeism and resignations, office and factory closures, disruptions to ports, shipping lanes, and other shipping infrastructure, border closures, or other travel or health-related restrictions. Collectively, these disruptions could adversely impact our ability to operate efficiently.

The Company is continuing to monitor the progression of the pandemic and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory, and duration of the pandemic; potential employee lawsuits alleging that unsafe workplaces have caused employees to contract COVID-19, or otherwise relating to the pandemic; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and supply chain, and demand for consumer products. To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition, and stock price, it may also have the effect of heightening many of the other risks described throughout the “Risk Factors” section.

The mandated precautions to mitigate the spread of COVID-19 have had, and may continue to have, an impact on the Company’s freight volumes, affecting our revenues and earnings. Additional future impacts on the Company (some of which have already occurred as described in this risk factor) may include, but are not limited to, material adverse effects on demand for the Company’s services, the Company’s supply chain and sales and distribution channels, the Company’s ability to execute its strategic plans, the Company’s ability to hire and retain drivers, and the Company’s profitability and cost structure. While no one can predict with any certainty the scale, length of disruption, or liabilities resulting from the COVID-19 pandemic, it is possible that our results of operations could be negatively affected by the impact of the virus on the Company’s associates, customers, and suppliers or further governmental, regulatory, fiscal, and public health responses. We are unable to predict any future impacts of the COVID-19 pandemic on our business, financial condition, and results of operations at this time.

A subset of our employee population works remotely (prompted by the COVID-19 pandemic) which may exacerbate the cybersecurity risks to our business, including an increased demand for information technology resources, increased risk of phishing, and other cybersecurity attacks.
We have, and will continue to have, a portion of our workforce that works from home full-time or under flexible work arrangements, and we have provided associates with expanded remote network access options which enable them to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks. The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) has warned that cybercriminals will take advantage of the uncertainty created by the COVID-19 pandemic to launch attacks which will further disrupt operations. Specifically, our associates working remotely expose the Company to cybersecurity risks in the following ways: (1) unauthorized access to sensitive information as a result of increased remote access, including associates use of company-owned and personal devices and videoconferencing functions and applications to remotely handle, access, discuss, or transmit confidential financial data, (2) increased exposure to phishing and other scams as cybercriminals use the fear and uncertainty surrounding the COVID-19 pandemic to further manipulate associates through phishing schemes to, among other things, install malicious software on Company systems and equipment and surrender sensitive information, and (3) violation of international, federal, or state-specific privacy laws. We believe that the increased number of associates working remotely as a result of the COVID-19 pandemic has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

The success of our businesses depends on our strong reputation and ability to maintain the Schneider brand value.
Because the services that we market and sell under the Schneider brand generate essentially all of the Company’s revenues, the Schneider brand name is our most valuable sales and marketing tool. Press coverage, lawsuits, regulatory investigations, or other adverse publicity that assert some form of wrongdoing or that depict the Company or any of our executives, associates, contractors, or agents in a negative light, regardless of the factual basis of the assertions being made, could tarnish our reputation and result in a loss of brand equity. If we do not maintain and protect our brand image and reputation, demand for our services could wane and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

If fuel prices rise or fall significantly, our results of operations could be adversely affected.
Our truckload operations are dependent upon diesel fuel, and accordingly, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges or if shippers opt for intermodal rail over trucking their freight. Likewise, if diesel fuel prices decrease significantly, the results of our intermodal operations could be adversely affected as shippers shift intermodal freight to over the road trucking. Prices and availability of petroleum products are subject to political, economic, geographic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel.

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

There is no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations. As of December 31, 2021, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.

We depend on railroads in the operation of our intermodal business, and therefore, our ability to offer intermodal services could be limited if we experience instability from third parties we use in that business.
Our Intermodal segment utilizes railroads and some third-party drayage carriers to transport freight for our intermodal customers. The majority of these services are provided pursuant to contractual relationships with the railroads. While we have had agreements with all of the Class I railroads, our primary contracts are currently with the BNSF and CSX Transportation (“CSX”) freight railroads to provide rail-based freight transportation services in support of our intermodal operations. One of our competitors has a preferential contractual arrangement with BNSF, which limits the market share and relative profitability of the services we provide through the BNSF. Beginning in 2023, UP will replace BNSF as our primary rail service provider in the western U.S. The transition to UP and away from BNSF will be complete by January 2023. The transition will require cooperation and coordination by Schneider with both BNSF and UP to be successful and to ensure no interruptions in our intermodal service results. Our results of operations could be adversely affected by any extended interruption of our intermodal service offering due to this transition or UP's ability to manage our rail volumes following the transition.

In certain markets and rail corridors, rail service is limited to a few railroads or even a single railroad due to the lack of competition. Our ability to provide intermodal services in certain traffic lanes is likely to be reduced or constricted if any of the Class I railroads were to discontinue service in those lanes or if the overall state of rail service in those lanes were to deteriorate.

Our contracts with the railroads are subject to periodic renewal, and our intermodal business may be adversely affected by any adverse change in our contract terms with the railroads, our relationships with the railroads, or declines in service and volume levels provided by the railroads.

In addition, a portion of the freight we deliver through both our Intermodal and Truckload segments is imported to the U.S. through ports of call where workers are largely unionized, and which recently have been, subject to COVID-induced congestion, backlogs, and unloading delays. The ILWU is a labor union which primarily represents dock workers on the West Coast of the U.S. The ILWU’s current coast wide contract with west coast port owners is scheduled to expire on July 1, 2022. In the previous four contract negotiations between the ILWU and port owners dating back to the late 1990s, negotiations went past the July 1 deadline, and in those contract years, work slowdowns or an employer lockout ensued. Work stoppages, shipping backlogs, port congestion, or other disruptions at any of these ports could have a materially adverse effect on our business.

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
From time to time, we may suffer impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions, which may become more severe in the future as a result of climate change. These events may disrupt freight shipments or routes, affect regional economies, destroy our assets, disrupt fuel supplies, increase fuel costs, cause lost revenue and productivity, increase our maintenance costs, or adversely affect the business or financial condition of our customers, any of which could harm our results of operations or make our results of operations more volatile.

Risks Relating to Our Financial Condition, Taxation, and Capital Requirements

Our goodwill or long-lived assets may become impaired, which could result in a significant charge to earnings.
We hold significant amounts of goodwill and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2021, the balance of our goodwill, internal use software, and long-lived assets was $2.4 billion, and the total market value of the Company’s outstanding shares was $4.8 billion. Under GAAP, our goodwill and long-lived assets are subject to an impairment analysis when events or changes in circumstances indicate the carrying value of such goodwill or long-lived assets may not be recoverable. In addition, we test goodwill for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or long-lived assets may not be recoverable include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in applicable laws or regulations or legal proceedings, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our long-lived assets is materially impaired. In this case, we would be required under GAAP to record a noncash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

We have significant ongoing capital requirements that could affect our profitability if our capital investments do not match customer demand for invested resources, or we are unable to generate sufficient cash from operations.
Our operations are capital-intensive, and our strategic decision to invest in newer equipment requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand, and the price and availability of new or used tractors. Recently, the amount and timing of capital expenditures also has been affected by delayed truck deliveries by original equipment manufacturers due to semiconductor and other component shortages. If anticipated demand differs materially from actual usage, our capital-intensive truckload operations may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market in order to rightsize our fleet. This could cause us to incur losses on such sales, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability.

Should demand for freight shipments weaken or our margins suffer due to increased competition or general economic conditions, we may have to limit our fleet size or operate our revenue equipment for longer periods, either of which could have a materially adverse effect on our operations and profitability.

Our effective tax rate may fluctuate which would impact our future financial results.
Our effective tax rate may be adversely impacted by, among other things, changes in the regulations relating to capital expenditure deductions, or changes in tax laws where we operate, including the uncertainty of future tax rates. We cannot give any assurance as to the stability or predictability of our effective tax rate in the future because of, among other things, uncertainty regarding the tax laws and policies of the countries where we operate.

Although we do not expect current U.S. federal income tax proposals (including, for example, those included in President Biden’s Build Back Better Act released at the end of October 2021) to have a material impact on our effective tax rate or tax payments, we cannot predict what changes to U.S. federal income tax law may be proposed in the future or whether they are likely to be passed. In addition, while our review of the corporate tax proposals introduced in the draft legislation did not indicate that any such proposals would have an impact on Schneider’s effective tax rate or tax payments, we cannot predict what legislation may be proposed in the future or its likelihood of passing. Our estimates of the impact of any proposed legislation may not reflect the actual impact of such legislation once it is implemented and enforced by governmental authorities.
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
We self-insure, or insure through our wholly-owned captive insurance company, a significant portion of our claims exposure resulting from auto liability, general liability, cargo, and property damage claims, as well as workers’ compensation. In addition to insuring portions of our risk, our captive insurance company provides insurance coverage to our owner-operator drivers. We are also responsible for our legal expenses relating to such claims which can be significant both on an aggregate and individual claim basis. Although we reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience, estimating the number and severity of claims, as well as related costs to settle or resolve them, is inherently difficult, and such costs could exceed our estimates. Accordingly, our actual losses associated with insured claims may differ materially from our estimates and adversely affect our financial condition and results of operations in material amounts.

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
Our Class B common stock price has experienced volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, the gain or loss of customers, announcements that we, our competitors, our customers, or our vendors or other key partners may make regarding their operating results and other factors which are beyond our control such as market conditions in our industry, new market entrants, technological innovations, and economic and political conditions or events. These and other factors may cause the market price and demand for our Class B common stock to fluctuate substantially. During 2021, the closing stock price of our Class B common stock ranged from a low of $20.46 per share to a high of $27.10 per share. Our Class B common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.

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
Each of our certificate of incorporation, our by-laws, and Wisconsin law, as currently in effect, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to a bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others:

•a dual class common stock structure, which provides the Schneider National, Inc. Voting Trust the ability to control the outcome of matters requiring shareholder approval, even if the Schneider National, Inc. Voting Trust beneficially owns significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
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

These provisions could have the effect of discouraging, delaying, or preventing a transaction involving a change in control of our company. These provisions could also have the effect of discouraging proxy contests and making it more difficult for our non-controlling shareholders to elect directors of their choosing, causing us to take other corporate actions.

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
The declaration and amount of any future dividends, including the payment of special dividends, is dependent on multiple factors including our financial performance and capital needs and is subject to the discretion of our Board. The Board may, in its discretion, determine to cut, cancel, or eliminate our dividend and, therefore, the declaration of any dividend, at any frequency, as it is not assured. Each quarter, the Board considers whether the declaration of a dividend is in the best interest of our shareholders and in compliance with applicable laws and agreements. Although we expect to continue to pay dividends to holders of our Class A and Class B common stock, we have no obligation to do so, and our dividend policy may change at any time without notice. Future dividends may also be affected by factors that our Board deems relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws, or corporate laws and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, we may not pay dividends at any rate or at all.

Risks Related to Legal Compliance

If the independent contractors with whom we engage under our alternative owner-operator business model are deemed by law to be employees, our business, financial condition, and results of operations could be adversely affected.
Like many of our competitors, in certain of our service offerings we offer an alternative owner-operator business model, which provides opportunities for small business owners and private entrepreneurs who own tractors to selectively contract with us as independent contractors to transport freight, which they choose, at contracted rates. Were such independent contractors subsequently determined to be our employees, we would be liable under various federal and state laws for a variety of taxes, wages, and other compensation and benefits, including for prior periods, which were not timely paid or remitted. In the U.S., the regulatory and statutory landscape relating to the classification status of independent contractors (or workers) who work in temporary or flexible jobs and who are paid by the task or project is evolving. Some state governments and federal and state regulatory authorities, as well as independent contractors themselves, have asserted that independent contractor drivers in the trucking industry, such as those operating under our owner-operator model, are employees rather than independent contractors for a variety of purposes, including income tax withholding, workers’ compensation, wage and hour compensation, unemployment, and other issues. Some states have enacted, or are considering, new laws to make it harder to classify worker as independent contractors and easier for tax and other authorities to reclassify independent contractors as employees.

Additionally, federal legislators, among other things, have sought to abolish a safe harbor which allows taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice and extend the FLSA which establishes minimum wage, overtime pay, recordkeeping, and other employment standards affecting employees in the private sector and in federal, state, and local governments, to independent contractors. Additionally, courts in certain jurisdictions have recently issued decisions that could result in a greater likelihood that independent contractors will be judicially classified as employees. As a result, we are, from time to time, party to administrative proceedings and litigation, including class actions, alleging violations of the FLSA and other state and federal laws which seek retroactive reclassification of certain current and former independent contractors as employees. An adverse decision in such legal proceedings in an amount that materially exceeds our reserves or, federal or state legislation in this area which render the owner-operator model either impractical or extinct thereby curtailing our revenue opportunities, could have an adverse effect on our results of operations and profitability.

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
We rely on information technology throughout all areas of our business and operations to receive, track, accept, and complete customer orders; process financial and non-financial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. Such data and information remain vulnerable to cyber-attacks, cybersecurity breaches, ransomware attacks, hackers, theft, or other unauthorized disclosure which, if successful, could result in the disclosure of confidential customer or commercial data, loss of valuable intellectual property, or system disruptions and subject us to civil liability and fines or penalties, damage our brand and reputation, or otherwise harm our business, any of which could be material. In addition, delayed sales, lower margins, or lost customers resulting from security breaches or network disruptions could materially reduce our revenues, materially increase our expenses, damage our reputation, and have a material adverse effect on our stock price.

Our information technology systems may also be susceptible to interruptions or failures for a variety of reasons including software or hardware failure, user error, power outages, natural disasters, computer viruses, or other types of interruptions. For example, in February 2022 we experienced a firmware defect (which was not related to a cyber event and did not involve a breach of data) relating to a third-party vendor’s equipment that interrupted the functioning of our computer systems and disrupted our operations. As a result of this incident, we were required to rely on manual operations to book freight, execute loads and pay carriers for two business days and otherwise execute our business continuity plans. While this disruption resulted in lost revenue and operating profit, it is not expected to have a material impact on our annual results of operations. However, a significant disruption or failure in our information technology systems could have a material adverse effect on our business, including operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we owned or leased approximately 200 properties (exclusive of MLS properties) across 35 states, Asia, Canada, and Mexico. Our expansive network includes approximately 35 operating centers, 10 distribution warehouses, 15 offices, and over 100 drop yards. In addition, we physically operate at several customer locations. Approximately 30 additional owned or leased facilities were added with the acquisition of MLS on December 31, 2021. Refer to Note 2, Acquisition, for additional details.

The operating centers we own or lease throughout the U.S. offer on-site management to support our transportation network for our Truckload and Intermodal segments. Often, our facilities include customer service centers, where our customers may contact a company representative to discuss their loads/orders, fuel and maintenance stations, and other amenities to support our drivers. Our facility network also includes warehouse capacity to further enhance our supply chain solutions. The following table provides a list of 30 properties that are central to our transportation network and indicates the functional capability at each site as of December 31, 2021. Approximately 43% of the properties are owned and approximately 57% are leased.

Facility Capabilities
Location	Owned or Leased	Segment	Customer Service	Operations	Fuel	Maintenance
Atlanta, GA	Owned	Truckload	X	X
Carlisle/Harrisburg, PA	Leased	Truckload	X	X	X	X
Charlotte, NC	Owned	Truckload	X	X	X	X
Chicago, IL	Leased	Logistics	X	X
Chicago, IL	Leased	Intermodal		X
Dallas/Wilmer, TX	Owned	Truckload	X	X
Dallas, TX	Leased	Logistics	X	X
Des Moines, IA	Leased	Truckload		X
Edwardsville, IL	Owned	Truckload	X	X	X	X
Farmington Hills, MI	Leased	Logistics	X	X
Gary, IN	Owned	Truckload	X	X	X	X
Green Bay, WI	Owned	Truckload		X
Green Bay, WI (three facilities)	Both	Other	X	X
Houston, TX	Leased	Truckload	X	X
Houston, TX	Leased	Truckload		X
Indianapolis, IN	Owned	Truckload	X	X
Laredo, TX	Leased	Truckload	X	X	X	X
Mexico City, Mexico	Leased	Multiple	X	X
Obetz, OH	Leased	Truckload	X	X
Phoenix, AZ	Owned	Truckload	X	X
Port Wentworth, GA	Leased	Logistics		X
Portland, OR	Owned	Truckload	X	X
Puslinch/Guelph, ON	Owned	Truckload	X	X	X	X
Reserve, LA	Leased	Truckload		X
Salt Lake City, UT	Leased	Truckload	X	X
San Bernardino, CA	Leased	Intermodal		X
Shrewsbury, MA	Leased	Truckload	X	X
West Memphis, AR	Owned	Truckload	X	X	X	X

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

Common Stock

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

Holders of Record

As of February 15, 2022, there was one holder of record of our Class A common stock, and there were 50 holders of record of our Class B common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have paid quarterly cash dividends on our common stock since our IPO in April 2017, and we intend to continue paying regular quarterly dividends. The declaration and amount of any future dividends is subject to the discretion of our Board and will depend on our financial condition, earnings, legal requirements, certain debt agreements we are then party to, and other factors our Board deems relevant and, therefore, is not assured. Our Amended and Restated Articles of Incorporation provide that holders of our Class A and Class B common stock will be treated equally and ratably on a per share basis with respect to any such dividends, unless disparate treatment is approved in advance by the vote of the holders of a majority of the outstanding shares of our Class A and Class B common stock, each voting as a separate group.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company does not have a share repurchase program and did not repurchase any equity securities during the three months ended December 31, 2021.

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

The following graph compares the cumulative total shareholder return on our Class B common stock to the cumulative total return of the Standard and Poor’s 500 Stock Index, the Dow Jones Transportation Index, and a customized peer group for the period from April 6, 2017, the date of our IPO, through December 31, 2021. The 2019 peer group, which was used by the Board’s Compensation Committee for 2020 compensation decisions, consisted of ArcBest Corp., JB Hunt Transport Services, Inc., Ryder System, Inc., Avis Budget Group, Inc., Knight Transportation, Inc.,1 Swift Transportation Co.,1 C.H. Robinson Worldwide, Landstar System, Inc., Werner Enterprises, Inc., Expeditors International of Washington, Inc., Old Dominion Freight Line, Inc., XPO Logistics, Hub Group, Inc., Kirby Corporation, and YRC Worldwide. In 2020, the Compensation Committee adopted the 2020 peer group for use in 2021 compensation decisions, modifying the 2019 peer group to add Saia and remove YRC Worldwide. The comparison assumes $100 was invested on April 6, 2017 in our Class B common stock and in each of the foregoing indices and peer groups and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
$0
4/6/2017
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Schneider National, Inc.
S&P 500 - Total Return
Dow Jones Transportation Average
2020 Peer Group
2019 Peer Group

	4/6/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Schneider National, Inc.	$100.00	$151.26	$99.83	$118.00	$124.13	$163.28
S&P 500 - Total Returns	100.00	115.05	110.00	144.64	171.25	220.41
Dow Jones Transportation	100.00	117.46	102.98	124.44	145.00	193.15
2020 Peer Group	100.00	132.25	109.48	138.49	175.77	276.05
2019 Peer Group	100.00	131.58	108.60	136.36	170.55	266.06
1     Effective September 8, 2017, the businesses of Knight Transportation, Inc. and Swift Transportation Co. were merged under a single parent company, Knight-Swift Transportation Holding, Inc.

ITEM 6. [RESERVED]

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

Recent Developments

Acquisition

On December 31, 2021, the Company completed the acquisition of MLS, a privately held truckload carrier based in Celina, OH. MLS is a dedicated carrier that primarily serves the central U.S. and complements our growing dedicated operations. Because the acquisition closed on December 31, 2021, MLS did not have an impact on our consolidated results of operations for the year ended December 31, 2021. MLS financial results will be reported in dedicated operations as part of our Truckload segment beginning in the first quarter of 2022. Refer to Note 2, Acquisition, for additional details.

COVID-19

Schneider continues to monitor the COVID-19 pandemic and take steps to mitigate the potential risks it poses.

The health and safety of our associates and owner operators remains our top priority, and we have taken additional precautions to minimize the unnecessary risk of exposure to COVID-19. We have implemented additional safety measures and flexible work arrangements, placed travel limitations on associates where appropriate, and taken physical and cybersecurity measures to ensure our systems are capable of serving our operational needs while providing uninterrupted service to our customers.

COVID-19 has led to labor shortages for Schneider and many of its suppliers and customers. The labor shortages have contributed to supply chain disruptions and delays in the delivery of products and materials. We continue to work with our suppliers to understand delivery timelines and challenges, and plan for delays that may impact our operations.

Many of the products we purchase, as well as our labor and certain other operating costs, have experienced price increases driven by supply chain constraints and other inflationary impacts. We have been successful in finding alternatives where available and in exercising contractual rights as appropriate to limit the overall impact on our results.

Our efforts will continue, and we will take further actions as may be required by federal, state, or local governmental authorities, or that we determine are in the best interests of our associates, customers, and stakeholders.

Additional information concerning the impact COVID-19 may have to our future business and results of operations is provided in Part I, Item 1A “Risk Factors”.

Strategy

Our goals are to grow revenue and profitability, drive strong and consistent return on capital, and increase stakeholder value resiliently through economic cycles. We believe our competitive strengths position us to pursue our goals by way of the following strategies:
Leverage core strengths to drive organic growth and maintain or improve market position

We intend to drive organic growth through leveraging our existing customer relationships, as well as expanding our customer base. We believe our broad portfolio of services, with different asset intensities, and our North American footprint allow for supply chain alternatives which enable new and existing customer growth. We also plan to drive revenue growth by increasing our marketing to customers that seek to outsource their transportation services. Our growth decisions are based on our “Value Triangle,” which represents profitable growth while balancing the needs of our customers, associates, and shareholders. Our integrated technology platform serves as an instrumental factor which drives profitability as it enables real-time, data-driven decision support science on every load/order and assists our associates in proactively managing our services across our network. Together with our highly incentivized and proactive sales organization, we believe that our platform will continue to provide better service and foster organic growth in each of our reportable segments.

Expand capabilities in the specialty equipment and dedicated freight markets and continue growing our asset-light and non-asset businesses

We believe that our specialty freight capabilities position us to grow in the specialty equipment and dedicated markets, which have higher barriers to entry, potentially higher margins, and lasting customer relationships. The complexity and time-sensitivity of the loads often require increased collaboration with, and greater understanding of, our customers’ business needs and processes. The transportation of specialty equipment freight requires specially trained drivers with appropriate licenses and special hauling permits, as well as equipment that can handle items with unique requirements in terms of temperature, freight treatment, size, and shape. As such, there are few carriers that have comparable network scale and capabilities in the specialty equipment market, which we believe will allow us to grow profitably in that business.

We believe that opportunities identified within our intermodal product offering allow us to profitably grow services and compete in the intermodal marketplace. As an asset-based provider, we have more control over our equipment to include containers and chassis, perform most of our own drays, and have strong contractual rail relationships. We believe our integrated technology platform will enable us to experience certain benefits of complete end-to-end control, including increased pick–up and delivery predictability, better visibility, and the ability to source and retain capacity.

Freight brokerage, which is a significant part of our Logistics segment, is a business that is expected to be a driver of growth into the future. As shippers increasingly consolidate their business with fewer freight brokers, we continue to be well-positioned due to our customer service, innovative technology, and an established, dense network of qualified third-party carriers and access to trailer network. We believe shippers see the value of working with providers like us that have scale, capacity, and lane density. Brokerage serves as a non-asset innovation hub for Schneider, particularly in the areas of predictive analytics, process automation, and new customer relationship generation.

Continue to improve our operations and margins by leveraging benefits from investments in technology and business transformation

We continue to benefit from our technology and business transformation by improving the effectiveness with which we use data to increase revenue and lower costs. Full visibility into each driver’s profile allows us to increase driver satisfaction and retention by matching drivers to loads and routes that better fit their individual needs. We can improve our customer service, retain drivers, lower costs, and generate business by anticipating our customers’ and drivers’ needs and preferences in a dynamic network. We believe the implementation of simple and intuitive customer interfaces will also enable a stronger connection with our customers through increased interaction and an enhanced user experience. Our Schneider FreightPower® online marketplace, for example, digitally connects the benefits of Quest with the strength of our trailer network and carrier relationships to service our customers. Additionally, through our investment in MLSI, with which we are collaborating to develop a Transportation Management System using MLSI’s SaaS technology, we aim to further complement our technology platform and enable enhanced decision making, resource allocation, and visibility with our supply chain partners. We expect additional margin improvement as we continue to leverage data analytics within our integrated technology platform. Along with our revenue management discipline, the strong foundation we have established with our Quest transformation and integration of technology and systems through leading third-party providers will allow us to continue to incorporate new technologies and build additional capabilities into the platform over time, maintaining our competitive edge and setting the foundation for future growth.

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

Attract and retain top talent at all levels to ensure sustainable growth

Our people are our strongest assets, and we believe they are key to growing our customer base and driving our performance. Our goal is to be the employer of choice; attract, develop, engage, and retain the best talent in the industry. We strive for a high-performance culture with operational excellence that seeks individuals who are passionate about our business and fit our culture, and fosters a collaborative environment which promotes diversity, equality, and inclusion. We value the direct relationship we have with our associates, and we intend to continue working together to provide professional growth and a quality work environment without third-party representation. Our compensation structure is performance-based and aligns with our strategic objectives.

In today’s driver constrained environment, we seek to maintain our reputation as a preferred carrier of choice within the driver community through our continued focus on improving the driver experience and to attract and retain high-quality, safe drivers that meet or exceed our qualification standards. We invest in the well-being of our associates through our commitment to ensure a differentiated driver experience and efforts to improve the quality of drivers’ touchpoints. We provide mandatory physical check-ups which cover sleep apnea and hair follicle or urine-based drug testing, among other things. We believe that investing in the health of our associates helps maintain a high-quality driver base.

Our technology platform facilitates the application, screening, and onboarding of top talent. As an industry leader with a respected “safety first and always” culture and underlying core value, we believe that we will continue to be the employer of choice for both driving and non-driving associates.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 19, 2021 and is available on the SEC’s website at www.sec.gov, as well as the “Investors” section of our website at www.schneider.com.

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

Management believes the use of each of these non-GAAP measures assists investors in understanding our business by (1) removing the impact of items from our operating results that, in our opinion, do not reflect our core operating performance, (2) providing investors with the same information our management uses internally to assess our core operating performance, and (3) presenting comparable financial results between periods. In addition, in the case of revenues (excluding fuel surcharge), we believe the measure is useful to investors because it isolates volume, price, and cost changes directly related to industry demand and the way we operate our business from the external factor of fluctuating fuel prices and the programs we have in place to manage such fluctuations. Fuel-related costs and their impact on our industry are important to our results of operations, but they are often independent of other, more relevant factors affecting our results of operations and our industry.

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

	Year Ended December 31,
(in millions, except ratios)	2021	2020
Operating revenues	$5,608.7	$4,552.8
Revenues (excluding fuel surcharge) (1)	5,163.9	4,234.5
Income from operations	533.7	286.7
Adjusted income from operations (2)	532.7	300.5
Operating ratio	90.5%	93.7%
Adjusted operating ratio (3)	89.7%	92.9%
Net income	$405.4	$211.7
Adjusted net income (4)	407.2	222.0
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

Revenues (excluding fuel surcharge)

	Year Ended December 31,
(in millions)	2021	2020
Operating revenues	$5,608.7	$4,552.8
Less: Fuel surcharge revenues	444.8	318.3
Revenues (excluding fuel surcharge)	$5,163.9	$4,234.5

Adjusted income from operations

	Year Ended December 31,
(in millions)	2021	2020
Income from operations	$533.7	$286.7
Litigation (1)	(13.5)	12.8
Acquisition-related costs (2)	1.9	—
Goodwill impairment (3)	10.6	—
Restructuring—net (4)	—	1.0
Adjusted income from operations	$532.7	$300.5
(1)In 2020, we recorded expense for prior period federal excise taxes, including court awarded costs and interest, as a result of an adverse tax ruling which we disputed. In 2021, after a favorable ruling in the U.S. Court of Appeals, we recorded a recovery of such taxes and interest upon confirmation from the IRS of the refund amount. Refer to Note 14, Commitments and Contingencies, for more information.

(2)Advisory, legal, and accounting costs related to the December 31, 2021 acquisition of MLS. Refer to Note 2, Acquisition, for additional details.
(3)Goodwill impairment charge recorded for our Asia reporting unit in the fourth quarter of 2021. Refer to Note 6, Goodwill, for more information.
(4)Activity associated with the shutdown of the FTFM service offering. Refer to Note 16, Restructuring, for additional details.

Adjusted operating ratio

	Year Ended December 31,
(in millions, except ratios)	2021	2020
Total operating expenses	$5,075.0	$4,266.1
Divide by: Operating revenues	5,608.7	4,552.8
Operating ratio	90.5%	93.7%

Total operating expenses	$5,075.0	$4,266.1
Adjusted for:
Fuel surcharge revenues	(444.8)	(318.3)
Litigation	13.5	(12.8)
Acquisition-related costs	(1.9)	—
Goodwill impairment	(10.6)	—
Restructuring—net	—	(1.0)
Adjusted total operating expenses	$4,631.2	$3,934.0

Operating revenues	$5,608.7	$4,552.8
Less: Fuel surcharge revenues	444.8	318.3
Revenues (excluding fuel surcharge)	$5,163.9	$4,234.5

Adjusted operating ratio	89.7%	92.9%

Adjusted net income

	Year Ended December 31,
(in millions)	2021	2020
Net income	$405.4	$211.7
Litigation	(13.5)	12.8
Acquisition-related costs	1.9	—
Goodwill impairment	10.6	—
Restructuring—net	—	1.0
Income tax effect of non-GAAP adjustments (1)	2.8	(3.5)
Adjusted net income	$407.2	$222.0
(1)Our estimated tax rate on non-GAAP items is determined annually using the applicable consolidated federal and state effective tax rate, modified to remove the impact of tax credits and adjustments that are not applicable to the specific items. Due to differences in the tax treatment of items excluded from non-GAAP income, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP items may differ from our GAAP tax rate and from our actual tax liabilities. The Asia goodwill impairment in 2021 was not subject to taxes.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Enterprise Results Summary

Enterprise net income increased $193.7 million, approximately 91%, in the year ended December 31, 2021 compared to 2020, primarily due to a $247.0 million increase in income from operations, partially offset by the corresponding increase in income taxes. In addition, net income in 2021 and 2020 included pre-tax equity investment net gains of $21.6 million and $8.8 million, respectively.

Adjusted net income increased $185.2 million, approximately 83%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $1,055.9 million, approximately 23%, in the year ended December 31, 2021 compared to 2020.

Factors contributing to the increase were as follows:

•a $679.4 million increase in Logistics segment revenues (excluding fuel surcharge) due to an increase in revenue per order and volume growth;
•a $168.4 million increase in Intermodal segment revenues (excluding fuel surcharge) driven by improvement in revenue per order and an increase in orders despite network fluidity constraints;
•a $126.5 million increase in fuel surcharge revenues resulting from an increase in fuel prices in 2021 compared to 2020 (for example, based on information reported by the U.S. Department of Energy, the average diesel price per gallon in the U.S. increased by 27% between such periods) and an increase in Intermodal volumes, partially offset by a decrease in Truckload volumes; and
•an $83.9 million increase in Truckload segment revenues (excluding fuel surcharge) driven by improved revenue per truck per week, partially offset by lower volumes due to driver capacity constraints.

Enterprise revenues (excluding fuel surcharge) increased $929.4 million, approximately 22%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $247.0 million, approximately 86%, in the year ended December 31, 2021 compared to 2020, primarily due to increases in revenue per truck per week in Truckload, revenue per order in Intermodal, and net revenue per order in Logistics largely driven by strong freight market conditions and effective network and revenue management. A $70.6 million improvement in equipment dispositions and a $26.3 million favorable change related to a 2020 adverse tax ruling that was overturned in 2021 also contributed to improved income from operations. The above factors were partially offset by an increase in driver costs resulting from additional costs incurred to attract and retain drivers, a reduction in Truckload freight volumes due to industry-wide capacity constraints, and higher rail costs.

Adjusted income from operations increased $232.2 million, approximately 77%.

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

•Purchased transportation increased $659.9 million, or 33%, year over year, primarily resulting from increased third party carrier costs due to higher purchased transportation costs per order and volume growth within Logistics, as well as higher rail purchased transportation resulting from an increase in both rail costs and orders in Intermodal.
•Salaries, wages, and benefits increased $103.0 million, or 10%, year over year, driven by increases in Truckload and Intermodal driver pay, Logistics salaries and wages, performance-based incentive compensation, and healthcare costs. The increases in driver pay were largely the result of pay increases and actions to address driver capacity constraints, while the increase in Logistics salaries and wages was primarily due to an increase in headcount and sales commissions. Healthcare costs increased 17% when compared to the prior year mainly resulting from an increase in the severity and frequency of claims in 2021.
•Fuel and fuel taxes increased $77.0 million, or 38%, year over year, driven primarily by an increase in cost per gallon, partially offset by a decrease in company driver miles resulting from industry-wide capacity constraints. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $5.7 million, or 2%, year over year, primarily driven by an increase in internal use software amortization.
•Operating supplies and expenses decreased $70.6 million, or 13%, year over year, a result of a $70.1 million favorable change in equipment dispositions driven by a strong used equipment market and the strength of our nationwide maintenance network in facilitating equipment sales, a $26.3 million favorable change related to a $12.8 million adverse tax ruling in 2020 and its reversal (plus interest) in 2021, and a decrease in cost of goods sold in our leasing business as a result of reduced lease activity. These factors were partially offset by an increase in equipment rental expense due to port congestion and higher customer dwell times, additional rail storage expenses caused by network fluidity constraints, and an increase in a variety of other operating-related areas that were individually immaterial.
•Insurance and related expenses decreased $3.7 million, or 4%, year over year, primarily due to favorability in auto liability resulting from a decrease in claims severity and frequency.
•Other general expenses increased $28.0 million, or 26%, year over year, primarily due to higher driver onboarding costs as the costs to attract and retain drivers increased as a result of constrained industry-wide capacity levels, which we expect to continue into 2022, compared to favorable driver turnover in 2020 during the onset of the COVID-19 pandemic. The remaining increase is attributable to increased software development and professional services costs, including $1.9 million of acquisition-related costs associated with the acquisition of MLS in 2021.
•Goodwill impairment charges increased $10.6 million year over year, due to the full impairment recorded for our Asia reporting unit in 2021.

Total Other Expenses (Income)

Total other income increased $12.1 million in the year ended December 31, 2021 compared to 2020, primarily due to a $12.8 million increase in pre-tax equity investment net gains as we recorded a pre-tax net gain of $21.6 million in 2021 compared to an $8.8 million pre-tax gain in 2020. See Note 5, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes increased $65.4 million, approximately 92%, in the year ended December 31, 2021 compared to 2020 due to higher taxable income. Our effective income tax rate was 25.2% for the years ended December 31, 2021 and 2020. While we anticipate that our ongoing effective tax rate will be 25.0% - 25.5%, our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Year Ended December 31,
Revenues by Segment (in millions)	2021	2020
Truckload	$1,934.9	$1,851.0
Intermodal	1,143.1	974.7
Logistics	1,808.7	1,129.3
Other	365.3	359.0
Fuel surcharge	444.8	318.3
Inter-segment eliminations	(88.1)	(79.5)
Operating revenues	$5,608.7	$4,552.8

	Year Ended December 31,
Income (Loss) from Operations by Segment (in millions)	2021	2020
Truckload	$284.7	$187.8
Intermodal	155.2	75.0
Logistics	92.4	43.1
Other	1.4	(19.2)
Income from operations	533.7	286.7
Adjustments:
Litigation	(13.5)	12.8
Acquisition-related costs	1.9	—
Goodwill impairment	10.6	—
Restructuring—net	—	1.0
Adjusted income from operations	$532.7	$300.5

We monitor and analyze a number of KPIs in order to manage our business and evaluate our financial and operating performance.

Truckload

The following table presents the KPIs for our Truckload segment for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes.

The Truckload KPIs below do not contemplate the impacts of our acquisition of MLS on December 31, 2021. As of December 31, 2021, MLS operated approximately 900 tractors and 3,600 trailers.

Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipment.

	Year Ended December 31,
	2021	2020
Dedicated
Revenues (excluding fuel surcharge) (1)	$818.3	$709.5
Average trucks (2) (3)	4,265	3,940
Revenue per truck per week (4)	$3,756	$3,514
Network
Revenues (excluding fuel surcharge) (1)	$1,115.0	$1,141.0
Average trucks (2) (3)	5,059	6,115
Revenue per truck per week (4)	$4,315	$3,642
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,934.9	$1,851.0
Average trucks (2) (3)	9,324	10,055
Revenue per truck per week (4)	$4,059	$3,592
Average company trucks (3)	6,987	7,255
Average owner-operator trucks (3)	2,337	2,800
Trailers (6)	36,601	36,921
Operating ratio (7)	85.3%	89.9%
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

Truckload revenues (excluding fuel surcharge) increased $83.9 million, approximately 5%, in the year ended December 31, 2021 compared to 2020, resulting from price improvements being largely offset by a 10% decline in volume. Revenue per truck per week increased $467, or 13%, year over year, due to a 17% increase in rate per loaded mile driven by higher contract and spot rates in an inflationary market, partially offset by reduced productivity due to network disruptions. While our dedicated business experienced growth year over year as a result of new business wins, overall Truckload order volumes declined primarily driven by driver capacity constraints within our network business.

Truckload income from operations increased $96.9 million, approximately 52%, in the year ended December 31, 2021 compared to 2020, primarily due to the impact of contract renewals and favorable spot market pricing, in addition to a $58.1 million favorable change in equipment dispositions. These items were partially offset by an increase in driver-related costs as a result of pay increases and actions taken to attract and retain drivers in response to industry-wide driver capacity constraints, in addition to the earnings impact of reduced volumes, noted above.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Year Ended December 31,
	2021	2020
Orders (1)	448,568	433,358
Containers	25,187	21,890
Trucks (2)	1,602	1,629
Revenue per order (3)	$2,526	$2,208
Operating ratio (4)	86.4%	92.3%
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

Intermodal revenues (excluding fuel surcharge) increased $168.4 million, approximately 17%, in the year ended December 31, 2021 compared to 2020. Revenue per order increased $318, or 14%, driven primarily by strong market conditions resulting in improvements in price and increased premium opportunities, partially offset by shorter length of haul due to growth in the East which typically has a lower revenue per order. Orders also increased 4% due to favorable market demand conditions, despite supply chain inefficiencies resulting in extended container dwell times and rail network disruptions.

Intermodal income from operations increased $80.2 million, approximately 107%, in the year ended December 31, 2021 compared to 2020, mainly due to factors impacting revenues discussed above and a $12.1 million favorable change in equipment dispositions, partially offset by the impact of network fluidity and capacity challenges on rail and driver-related costs.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Year Ended December 31,
	2021	2020
Operating ratio (1)	94.9%	96.2%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $679.4 million, approximately 60%, in the year ended December 31, 2021 compared to 2020. This increase was mainly the result of an increase in revenue per order and 20% volume growth within our brokerage business driven by supportive market conditions, in addition to expansion of our Power Only offering and digital platform.

Logistics income from operations increased $49.3 million, approximately 114%, in the year ended December 31, 2021 compared to 2020, primarily due to net revenue per order improvements within our brokerage business and volume growth, as cited above.

Other

Included in Other was income from operations of $1.4 million in the year ended December 31, 2021 compared to a loss from operations of $19.2 million in 2020. The fluctuation was primarily driven by a $26.3 million favorable change related to a 2020 adverse tax ruling that was subsequently overturned in 2021 and an increase in income from operations within our leasing business driven by a decrease in cost of goods sold. These factors were partially offset by an increase in performance-based incentive compensation year over year, in addition to a $10.6 million goodwill impairment charge for our Asia reporting unit in 2021.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $150.0 million accounts receivable facility, for which our combined available capacity as of December 31, 2021 was $325.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$244.8	$395.5
Marketable securities	49.3	47.1
Total cash, cash equivalents, and marketable securities	$294.1	$442.6

Debt:
Senior notes	$265.0	$305.0
Finance leases	5.3	2.0
Total debt (1)	$270.3	$307.0
(1)Debt on the consolidated balance sheets is presented net of deferred financing costs.

Debt

At December 31, 2021, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for more information about our short-term and long-term financing arrangements.

Cash Flows

The following table summarizes the changes to our cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
(in millions)	2021	2020
Cash provided by operating activities	$566.1	$618.2
Cash used in investing activities	(626.4)	(318.7)
Cash used in financing activities	(90.4)	(455.6)

Operating Activities

Cash provided by operating activities decreased $52.1 million, approximately 8%, during 2021 compared to 2020. The decrease was the result of an increase in cash used for working capital, partially offset by an increase in net income adjusted for various noncash charges. Working capital changes decreasing net cash provided by operating activities were driven by an increase in trade accounts receivable, which increased proportionate to revenue growth, and a decrease in other liabilities primarily related to the $30.7 million payment of payroll taxes deferred under the CARES Act during 2021, in comparison to the ending 2020 accrual.

Investing Activities

Cash used in investing activities increased $307.7 million, approximately 97%, during 2021 compared to 2020. The increase in cash used was primarily driven by the Company’s acquisition of 100% of the outstanding equity of MLS for $271.3 million on December 31, 2021, as well as a $34.0 million increase in net capital expenditures.

Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Year Ended December 31,
(in millions)	2021	2020
Purchases of transportation equipment	$399.4	$274.8
Purchases of other property and equipment	49.5	49.7
Proceeds from sale of property and equipment	(177.8)	(87.4)
Net capital expenditures	$271.1	$237.1

Net capital expenditures increased $34.0 million in 2021 compared to 2020. The increase was driven by a $124.6 million increase in purchases of transportation equipment mainly due to replacement capital and to reduce the age of our tractor fleet, partially offset by a $90.4 million increase in proceeds from the sale of property and equipment primarily resulting from higher proceeds per unit and increased tractor and trailer sales. The higher proceeds per unit in 2021 were driven by the current supply and demand environment, and we expect to see this trend persist as long as there are shortages in the supply chain.

We currently anticipate net capital expenditures in 2022 to be approximately $450.0 million.

Financing Activities

Cash used in financing activities decreased $365.2 million, approximately 80%, during 2021 compared to 2020. The main drivers of the decrease in cash used were a $350.4 million decrease in dividend payments primarily the result of the 2020 special dividend of $2.00 per share, and the $25.0 million and $30.0 million repayments of private placement notes in March and September of 2020, respectively; partially offset by the $40.0 million repayment of private placement notes in November 2021.

Other Considerations That Could Affect Our Results, Liquidity, and Capital Resources

Investment in TuSimple

On January 12, 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities, with subsequent changes in share price recorded within other expense (income)—net on the consolidated statements of comprehensive income. In the year ended December 31, 2021, the Company recognized a pre-tax net gain of $7.7 million on its investment in TuSimple. Due to the volatility of the global markets and the potential for high volatility of public equity prices of technology-related companies, we expect the value of our investment to fluctuate which could materially affect our financial condition and results of operations.

COVID-19

While the ongoing COVID-19 pandemic creates potential liquidity risks, we have been able to fund our liquidity needs to date. We believe we are in a strong liquidity position with a cash, cash equivalents, and marketable securities balance of $294.1 million and $325.8 million of unused credit capacity as of December 31, 2021. Our outstanding debt at the end of 2021 was $270.3 million, of which $61.4 million is short-term in nature. We are compliant with all financial covenants under our credit agreements and do not anticipate the need to seek additional capital as a result of COVID-19.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of December 31, 2021, we had contractual obligations related to our long-term debt of $265.0 million and $22.6 million for principal borrowings and interest, respectively, which become due through 2025. See Note 7, Debt and Credit Facilities, for additional information regarding our debt obligations. We also have contractual obligations for finance and operating leases and purchase commitments related to agreements to purchase transportation equipment. See Note 8, Leases, and Note 14, Commitments and Contingencies, respectively, for additional information regarding our lease and purchase commitment obligations.

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

Claims Accruals

Reserves are established based on estimated or expected losses for claims. The primary claims arising for the Company consist of accident-related claims for personal injury, collision, and comprehensive compensation, in addition to workers’ compensation, property damage, cargo, and wage and benefit claims. We maintain self-insurance levels for these various areas of risk and have established reserves to cover self-insured liabilities. The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, policy exhaustion, and claim type. We also maintain insurance to cover liabilities in excess of the self-insurance amounts to limit our exposure to catastrophic claim costs or damages. We are substantially self-insured for loss of and damage to our owned and leased equipment. The current claims settlement environment within the industry has resulted in excess insurance carriers decreasing coverage and increasing premiums. As a result of this trend, we may experience increases in our insurance and claims expense.

Our reserves represent accruals for the estimated self-insured and reinsured portions of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. At December 31, 2021 and 2020, we had an accrual of $158.3 million and $144.2 million, respectively, for estimated claims net of reinsurance receivables.

We have significant exposure to fluctuations in the number and severity of claims. If there is an increase in the frequency and/or severity of claims, we are required to accrue or pay additional amounts if the claims prove to be more severe than originally assessed or exceed the limits of our insurance coverage, and our profitability would be adversely affected. In addition to estimates within our self-insured retention, we also must make judgments concerning our coverage limits. If any claim were to exceed our coverage limits, we would have to accrue for the excess amount. Our critical estimates include evaluating whether a claim may exceed such limits and, if so, by how much. Currently, we are not aware of any such claims. If one or more claims were to exceed our effective coverage limits, our financial condition and results of operations could be materially and adversely affected.

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

Our goodwill balance at December 31, 2021 and 2020 was $240.5 million and $128.1 million, respectively. Goodwill is evaluated for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate the carrying value is not recoverable. A reporting unit can be a segment or business within a segment. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying values. Examples of qualitative factors that are assessed include our share price, financial performance, market and competitive factors in our industry, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. In the quantitative impairment evaluation, the carrying value of a reporting unit, including goodwill, is compared with its fair value. We base our fair value estimation on a valuation, which uses a combination of (1) an income approach based on the present value of estimated future cash flows and (2) a market approach based on market price data of shares of our company and others in our industry to value our reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded equal to that excess. Significant judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain risks discussed earlier in this document.

We completed the required annual goodwill impairment assessment for all three of our reporting units with goodwill as of October 31, 2021. A qualitative goodwill assessment was performed for our VTL/Dedicated Services reporting unit, and quantitative assessments were performed for our Import/Export and Asia reporting units. The fair value of the Import/Export reporting unit was significantly in excess of its carrying value, while our Asia reporting unit had a carrying value in excess of its fair value requiring full impairment of its remaining goodwill of $10.6 million. The long-term earnings growth rate used in the 2021 goodwill valuation decreased from the prior year’s valuation as a result of lower profitability in the terminal period, causing the Asia reporting unit’s carrying value to exceed its fair value at October 31, 2021.

There were no triggering events identified from the date of our assessment through December 31, 2021 that would require an update to our annual impairment test. If future operating performance of our VTL/Dedicated Services or Import/Export reporting units is below our expectations or there are changes to forecasted growth rates or our cost of capital, a decline in the fair value of the reporting units could result, and we may be required to record a goodwill impairment charge. See Note 6, Goodwill, for more information.

Additionally, as a result of the Company’s acquisition of MLS on December 31, 2021, $122.7 million of goodwill was recorded representing the excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed. See Note 2, Acquisition, for more information.

Business Combinations

We record assets acquired and liabilities assumed in a business combination under the purchase method of accounting where consideration is first assigned to identifiable assets and liabilities based on estimated fair values, with any excess recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies such as the income, sales comparison, and market approaches. For the MLS acquisition, fair value estimates of acquired property and equipment were based on an independent appraisal, giving consideration to the highest and best use of the assets. Key assumptions used in the transportation equipment appraisals were based on the market approach, while key assumptions used in the land, buildings, and improvements and other property and equipment appraisals were based on a combination of the income (direct capitalization) and sales comparison approaches, as appropriate. Our determination of the fair value of these assets involved the use of significant estimates and assumptions including recent selling prices of similar equipment, asset condition, and current and anticipated market trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in certain commodity prices, equity prices, and inflation. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. We have established policies, procedures, and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Commodity Risk

We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices will raise our operating costs, even after applying fuel surcharge revenues. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The average diesel price per gallon in the U.S., as reported by the Department of Energy, increased from an average of $2.56 per gallon for fiscal year 2020 to an average of $3.26 per gallon for fiscal year 2021. We cannot predict the extent or speed of potential changes in fuel prices in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset future increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past but continue to evaluate this possibility.

Equity Price Risk

Our equity investment in TuSimple is susceptible to market price risk arising from uncertainties in the future market value, and a fluctuation in TuSimple’s share price could have an adverse impact on the fair value of our investment and, therefore, our results of operations. At December 31, 2021 the fair value of our investment in TuSimple was $12.7 million. A hypothetical 10% decrease in TuSimple’s share price would reduce the value of our equity investment by approximately $1.3 million.

Inflation Risk

Inflation can have an unfavorable impact on our operating costs, and a prolonged period of inflation could cause interest rates, fuel, wages, healthcare and other employee benefits, revenue equipment and related maintenance, insurance premiums, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. However, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Schneider National, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Claims Accruals — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company is self-insured for various claims, which primarily relate to accident-related claims for personal injury, collision, and comprehensive compensation, along with workers’ compensation. Claims accruals represent accruals for pending claims, including adverse development of known claims, as well as incurred but not reported claims. The claims accruals are based on estimated or expected losses for claims considering the nature and severity of each claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved for each case, estimates of future claims development, the fluctuations in the number and severity of claims, and the legal and other costs to settle or defend the claims. At December 31, 2021 and 2020, the Company had an accrual of $158.3 million and $144.2 million, respectively, for estimated claims net of reinsurance receivables.

The subjectivity of estimating the claims accruals for pending claims and incurred but not reported claims, requires a high degree of auditor judgement and an increased extent of effort. This includes the need to involve our actuarial specialists when performing audit procedures to evaluate whether claims accruals are appropriately stated as of December 31, 2021.

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
February 18, 2022

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Schneider National, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Midwest Logistics Systems, Ltd., which was acquired on December 31, 2021, and whose financial statements constitute approximately 7.4% of total assets of the Company’s consolidated total assets as of December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Midwest Logistics Systems, Ltd.

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

/s/ Deloitte & Touche LLP

Milwaukee, Wisconsin
February 18, 2022

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Operating revenues	$5,608.7	$4,552.8	$4,747.0
Operating expenses:
Purchased transportation	2,657.7	1,997.8	1,996.4
Salaries, wages, and benefits	1,149.5	1,046.5	1,106.0
Fuel and fuel taxes	281.4	204.4	289.7
Depreciation and amortization	296.2	290.5	292.9
Operating supplies and expenses	462.4	533.0	530.2
Insurance and related expenses	82.4	86.1	109.6
Other general expenses	134.8	106.8	116.1
Goodwill impairment charge	10.6	—	34.6
Restructuring—net	—	1.0	63.7
Total operating expenses	5,075.0	4,266.1	4,539.2
Income from operations	533.7	286.7	207.8
Other expenses (income):
Interest income	(2.1)	(3.3)	(8.5)
Interest expense	12.5	13.6	16.6
Other expense (income)—net	(18.7)	(6.5)	1.6
Total other expenses (income)—net	(8.3)	3.8	9.7
Income before income taxes	542.0	282.9	198.1
Provision for income taxes	136.6	71.2	51.1
Net income	405.4	211.7	147.0
Other comprehensive income (loss):
Foreign currency translation adjustment—net	0.1	0.6	—
Net unrealized gains (losses) on marketable securities—net of tax	(0.9)	0.1	1.1
Total other comprehensive income (loss)—net	(0.8)	0.7	1.1
Comprehensive income	$404.6	$212.4	$148.1

Weighted average shares outstanding	177.6	177.3	177.1
Basic earnings per share	$2.28	$1.19	$0.83

Weighted average diluted shares outstanding	178.1	177.6	177.3
Diluted earnings per share	$2.28	$1.19	$0.83

Dividends per share of common stock	$0.28	$2.26	$0.24
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$244.8	$395.5
Marketable securities	49.3	47.1
Trade accounts receivable—net of allowance of $5.2 million and $3.7 million, respectively	705.4	537.7
Other receivables	35.9	20.8
Current portion of lease receivables—net of allowance of $1.1 million and $0.8 million, respectively	110.6	96.8
Inventories	27.4	44.9
Prepaid expenses and other current assets	75.1	77.9
Total current assets	1,248.5	1,220.7
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,056.2	2,880.2
Land, buildings, and improvements	215.7	202.3
Other property and equipment	175.1	166.8
Total property and equipment	3,447.0	3,249.3
Less accumulated depreciation	1,396.0	1,417.4
Net property and equipment	2,051.0	1,831.9
Lease receivables	160.1	131.3
Internal use software and other noncurrent assets	237.2	204.2
Goodwill	240.5	128.1
Total noncurrent assets	2,688.8	2,295.5
Total Assets	$3,937.3	$3,516.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$331.7	$245.7
Accrued salaries, wages, and benefits	104.5	110.7
Claims accruals—current	83.9	36.4
Current maturities of debt and finance lease obligations	61.4	40.4
Other current liabilities	108.7	101.4
Total current liabilities	690.2	534.6
Noncurrent Liabilities:
Long-term debt and finance lease obligations	208.9	266.4
Claims accruals—noncurrent	88.5	129.9
Deferred income taxes	451.0	450.4
Other noncurrent liabilities	74.9	79.4
Total noncurrent liabilities	823.3	926.1
Total Liabilities	1,513.5	1,460.7
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,701,868 and 95,159,635 shares issued, and 94,626,740 and 94,311,653 shares outstanding, respectively	—	—
Additional paid-in capital	1,566.0	1,552.2
Retained earnings	857.8	502.5
Accumulated other comprehensive income	—	0.8
Total Shareholders’ Equity	2,423.8	2,055.5
Total Liabilities and Shareholders’ Equity	$3,937.3	$3,516.2
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$405.4	$211.7	$147.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296.2	290.5	292.9
Goodwill impairment	10.6	—	34.6
(Gains) losses on sales of property and equipment—net	(63.9)	6.2	(3.3)
Impairment on assets held for sale	—	4.3	14.3
Proceeds from lease receipts	75.8	69.0	78.7
Deferred income taxes	2.0	1.7	(0.2)
Long-term incentive and share-based compensation expense (benefit)	14.4	8.9	(3.6)
Gain on investments in equity securities—net	(21.6)	(8.8)	—
Noncash restructuring—net	—	1.1	50.0
Other noncash items	(4.4)	3.1	3.4
Changes in operating assets and liabilities:
Receivables	(162.0)	(65.4)	119.9
Other assets	(46.0)	(15.3)	(3.3)
Payables	70.2	56.5	(35.3)
Claims reserves and other receivables—net	6.8	3.8	(12.6)
Other liabilities	(17.4)	50.9	(46.2)
Net cash provided by operating activities	566.1	618.2	636.3
Investing Activities:
Purchases of transportation equipment	(399.4)	(274.8)	(335.3)
Purchases of other property and equipment	(49.5)	(49.7)	(61.7)
Proceeds from sale of property and equipment	177.8	87.4	90.1
Proceeds from sale of off-lease inventory	17.0	22.7	20.7
Purchases of lease equipment	(91.7)	(94.5)	(68.7)
Proceeds from marketable securities	14.6	24.2	22.1
Purchases of marketable securities	(18.7)	(23.6)	(17.4)
Investments in equity securities	(5.2)	(10.4)	—
Acquisition of business	(271.3)	—	—
Net cash used in investing activities	(626.4)	(318.7)	(350.2)
Financing Activities:
Payments of debt and finance lease obligations	(40.8)	(55.6)	(52.0)
Payment of deferred consideration related to acquisition	—	—	(18.7)
Dividends paid	(49.6)	(400.0)	(42.5)
Net cash used in financing activities	(90.4)	(455.6)	(113.2)
Net (decrease) increase in cash and cash equivalents	(150.7)	(156.1)	172.9
Cash and Cash Equivalents:
Beginning of period	395.5	551.6	378.7
End of period	$244.8	$395.5	$551.6
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$14.6	$0.6	$19.1
Dividends declared but not yet paid	14.1	13.6	10.8
Cash paid during the period for:
Interest	11.6	12.8	14.5
Income taxes—net of refunds	145.9	61.6	51.6
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2018	$—	$1,544.0	$589.3	$(1.0)	$2,132.3
Net income	—	—	147.0	—	147.0
Other comprehensive income	—	—	—	1.1	1.1
Share-based compensation benefit	—	(0.4)	—	—	(0.4)
Dividends declared at $0.24 per share of Class A and B common shares	—	—	(42.7)	—	(42.7)
Share issuances	—	0.3	—	—	0.3
Shares withheld for employee taxes	—	(1.2)	—	—	(1.2)
Balance—December 31, 2019	—	1,542.7	693.6	0.1	2,236.4
Net income	—	—	211.7	—	211.7
Other comprehensive income	—	—	—	0.7	0.7
Share-based compensation expense	—	8.6	—	—	8.6
Dividends declared at $2.26 per share of Class A and B common shares	—	—	(402.8)	—	(402.8)
Share issuances	—	0.2	—	—	0.2
Exercise of employee stock options	—	1.6	—	—	1.6
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—December 31, 2020	—	1,552.2	502.5	0.8	2,055.5
Net income	—	—	405.4	—	405.4
Other comprehensive loss	—	—	—	(0.8)	(0.8)
Share-based compensation expense	—	14.6	—	—	14.6
Dividends declared at $0.28 per share of Class A and Class B common shares	—	—	(50.1)	—	(50.1)
Share issuances	—	0.9	—	—	0.9
Exercise of employee stock options	—	0.7	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—December 31, 2021	$—	$1,566.0	$857.8	$—	$2,423.8
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We are one of the largest providers of surface transportation and logistics solutions in North America that, through our wholly owned subsidiaries, provides safe, reliable, and innovative truckload, intermodal, and logistics services to a diverse group of customers throughout the continental United States, Canada, and Mexico.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements have been prepared in conformity with GAAP and include all of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Receivables and Allowance

As of January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is codified in ASC 326, for our trade account receivable and allowance, as well as our leases.

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

Inventory

Our inventories consist of tractors and trailing equipment owned by our equipment leasing company to be sold or leased to owner-operators, as well as parts, tires, supplies, and fuel for use in our Company operations. These inventories are valued at the lower of cost or market using specific identification or average cost. The following table shows the components of our inventory balances as of the dates shown.

(in millions)	December 31, 2021	December 31, 2020
Tractors and trailing equipment for sale or lease	$13.3	$33.3
Replacement parts	13.2	10.7
Tires and other	0.9	0.9
Total	$27.4	$44.9

Investments in Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

We adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is codified in ASC 326, as of January 1, 2020. Under this guidance, credit losses are recorded through an allowance for credit losses rather than as a direct write-down to the security, and unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of December 31, 2021 and 2020. Cost basis is determined using the specific identification method.

When adopting this standard, we elected to continue to present the accrued interest receivable balance associated with our investments in marketable securities separate from the marketable securities line in the consolidated balance sheets. In addition, we elected the practical expedient provided under the guidance to exclude the applicable accrued interest from the amortized cost basis disclosure of our marketable securities. We have also elected not to measure an allowance for credit losses on our accrued interest receivable and to write off accrued interest receivable by reversing interest income when it is not considered collectible.

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

2021
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

Gains and losses on the sale or other disposition of equipment are based on the difference between the proceeds received less costs to sell and the net book value of the assets disposed. Gains and losses are recognized at the time of sale or disposition and are classified in operating supplies and expenses in the consolidated statements of comprehensive income. For the years ending December 31, 2021, 2020, and 2019, we recognized $63.9 million of net gains, $6.7 million of net losses, and $1.8 million of net gains on the sale of property and equipment, respectively. Included in gains and losses on the sale of property and equipment for the years ended December 31, 2020 and 2019 were net losses of $0.5 million and $1.5 million related to the shutdown of our FTFM service offering, respectively.

Assets Held for Sale

Assets held for sale consist of revenue equipment and are included in prepaid expenses and other current assets in the consolidated balance sheets. Reclassification to assets held for sale occurs when the required criteria, as defined by ASC 360, Property, Plant and Equipment, are satisfied.

Assets held for sale are evaluated for impairment when transferred to held for sale status or as impairment indicators are present. The carrying amount of assets held for sale is not recoverable if the carrying amount exceeds the fair value less estimated costs to sell the asset. An impairment loss is recorded for the excess of the asset’s carrying amount over the fair value less estimated costs to sell. Impairment losses are recorded in operating supplies and expenses in the consolidated statements of comprehensive income. No impairment losses were recorded for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, total impairment losses were $4.7 million and $42.4 million, respectively. Impairment losses for the year ended December 31, 2019 included a $28.1 million impairment related to the shutdown of our FTFM service offering and an $11.5 million impairment related to a bulk sale of tractors.

Assets held for sale by segment as of December 31, 2021 and 2020 were as follows:

(in millions)	2021	2020
Truckload (1)	$0.5	$16.9
Intermodal	0.2	1.9
Total	$0.7	$18.8
(1)As of December 31, 2020, $1.6 million related to the shutdown of our FTFM service offering.

Internal Use Software and Cloud Computing Arrangements

We capitalize certain costs incurred to acquire, develop, or modify software to meet the company’s internal needs. Only costs incurred during the application development stage are capitalized once the preliminary project stage is complete and management has committed to funding the project. Internal use software costs are amortized on a straight-line basis primarily over five years, or the expected useful life if different, with amortization expense recorded within depreciation and amortization on the consolidated statements of comprehensive income. We recorded $20.2 million, $15.4 million, and $16.1 million of amortization expense related to internal use software during the years ended December 31, 2021, 2020, and 2019, respectively.

Additionally, with the adoption of ASU 2018-15 on January 1, 2020, we capitalize certain implementation costs for internal use software incurred in a CCA that is a service contract. CCA implementation costs are amortized on a straight-line basis over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. Amortization expense is recorded within operating supplies and expenses on the consolidated statements of comprehensive income, similar to the related hosting fees. We recorded $1.0 million of amortization expense related to CCA implementation costs during the year ended December 31, 2021. There was no amortization expense related to CCA implementation costs during the year ended December 31, 2020.

The following table provides information related to our internal use software and CCA implementation costs as of the dates shown.

(in millions)	December 31, 2021	December 31, 2020
Internal use software	$319.4	$290.7
Less accumulated amortization	225.5	207.6
Net internal use software	$93.9	$83.1

CCA implementation costs	$10.3	$7.3
Less accumulated amortization	1.0	—
Net CCA implementation costs (1)	$9.3	$7.3
(1)On the consolidated balance sheets, the current portion of CCA implementation costs are included within prepaid expenses and other current assets and amounted to $1.2 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively, and the noncurrent portion is included in internal use software and other noncurrent assets and amounted to $8.1 million and $7.2 million for the years ended December 31, 2021 and 2020, respectively.

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

Revenue Recognition

We recognize revenue during the delivery period based on relative transit time in each reporting period, in accordance with ASC 606, with expenses recognized as incurred. Accordingly, a portion of the total revenue that will be billed to the customer once a load is delivered is recognized in each reporting period based on the percentage of the freight delivery service that has been completed at the end of the reporting period.

When we use third-party carriers, we generally record revenues on the gross basis at amounts charged to our customers because we are the primary obligor, we are a principal in the transaction, we invoice our customers and retain all credit risks, and we maintain discretion over pricing. Additionally, we are responsible for selection of third-party transportation providers to the extent they are used to satisfy customer freight requirements.

We record revenues net of pass-through taxes in our consolidated statements of comprehensive income.

For the years ended December 31, 2021, 2020, and 2019, no customer accounted for more than 10% of our consolidated revenues.

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We record valuation allowances for deferred tax assets to the extent we do not believe these assets are more-likely-than-not to be realized through the reversal of existing taxable temporary differences, projected future taxable income, or tax-planning strategies. We record a liability for unrecognized tax benefits when the benefits of tax positions taken on a tax return are not more-likely-than-not to be sustained upon audit. Interest and penalties related to uncertain tax positions are classified as income tax expense in the consolidated statements of comprehensive income.

Earnings Per Share

We compute basic earnings per share by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if holders of unvested restricted and performance share units or options were to exercise or convert their holdings into common stock. Awards that would have an anti-dilutive impact are excluded from the calculation.

Share-based Compensation

We have share-based compensation plans covering certain employees, including officers and directors. We account for share-based compensation using the fair value recognition provisions of current accounting standards for share-based payments. We grant restricted stock units, restricted shares, performance-based restricted stock units, performance-based restricted shares, and non-qualified stock options. We recognize compensation expense over the requisite service periods within each award. See Note 12, Share-Based Compensation, for more information about our plans.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred but not reported claims. We do not discount our estimated losses. At December 31, 2021 and 2020, we had an accrual of $158.3 million and $144.2 million, respectively, for estimated claims net of reinsurance receivables. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2021 and 2020, we had an aggregate prepaid insurance asset of $11.0 million and $10.6 million, respectively, which represented prefunded premiums and deposits.

Accounting Standards Issued but Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance. This standard requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, IFRS guidance in IAS 20 or guidance on contributions for not-for-profit entities in ASC 958-605), including information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. ASU 2021-10 is effective for us beginning with our December 31, 2022 financial statements, with early adoption permitted. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements or disclosures.

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

2. ACQUISITION

We entered into a Securities Purchase Agreement, dated December 31, 2021 (“Acquisition Date”), to acquire 100% of the outstanding equity of MLS, a dedicated trucking company based in Celina, OH, and certain affiliated entities holding assets comprising substantially all of MLS’s business (the “Acquisition”). MLS is a premier dedicated carrier in the central U.S. that we believe complements our growing dedicated operations. As of December 31, 2021, MLS had approximately 1,000 associates and operated 900 tractors and 3,600 trailers across 30 owned or leased locations in the U.S.

The aggregate purchase price of the Acquisition was approximately $274.5 million inclusive of certain cash and net working capital adjustments and a deferred payment of $3.2 million made in January 2022. Proceeds from the total purchase consideration were used to settle $26.9 million of MLS’s outstanding debt as of the Acquisition Date.

The following table summarizes the purchase price:

Purchase Consideration (in millions)	December 31, 2021
Cash consideration	$271.3
Deferred cash consideration	3.2
Fair value of total consideration transferred	$274.5

The acquisition of MLS was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the Acquisition Date. These inputs represent Level 3 measurements in the fair value hierarchy and required significant judgments and estimates at the time of valuation. Fair value estimates of acquired property and equipment were based on an independent appraisal, giving consideration to the highest and best use of the assets. Key assumptions used in the transportation equipment appraisals were based on the market approach, while key assumptions used in the land, buildings, and improvements and other property and equipment appraisals were based on a combination of the income (direct capitalization) and sales comparison approaches, as appropriate.

The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill within the Truckload reporting segment. The goodwill is attributable to expected synergies and growth opportunities within our dedicated business and is expected to be deductible for tax purposes.

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $1.9 million and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the period ended December 31, 2021.

Certain amounts recorded in connection with the Acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, intangibles, indemnification assets and liabilities, and leases..

During the measurement period, which is up to one year from the Acquisition Date, we may adjust provisional amounts that were recognized at the Acquisition Date to reflect new information obtained about facts and circumstances that existed as of the Acquisition Date. We anticipate finalizing the determination of fair value by December 31, 2022.

The preliminary purchase price allocation for MLS, which may be adjusted by material amounts as we finalize our fair value estimates and provisional amounts, was as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 31, 2021
Trade accounts receivable—net of allowance	$18.6
Other receivables	0.9
Prepaid expenses and other current assets	1.6
Transportation equipment	140.8
Land, buildings, and improvements	7.7
Other property and equipment	0.4
Goodwill	122.7
Total assets acquired	292.7

Trade accounts payable	1.8
Accrued salaries, wages, and benefits	1.7
Claims accruals—current	7.5
Other current liabilities	7.2
Total liabilities assumed	18.2

Net assets acquired	$274.5

Combined unaudited pro forma operating revenues of the Company and MLS would have been approximately $5,816.0 million and $4,748.0 million for the years ended December 31, 2021 and 2020, respectively, and our earnings for such periods would not have been materially different.

3. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service, which are explained in greater detail below.

	Year Ended December 31,
Disaggregated Revenues (in millions)	2021	2020	2019
Transportation	$5,166.7	$4,170.0	$4,376.6
Logistics Management	219.0	149.7	153.8
Other	223.0	233.1	216.6
Total operating revenues	$5,608.7	$4,552.8	$4,747.0

Transportation

Transportation revenues are generated from our Truckload and Intermodal segments, as well as from our brokerage business, which is included in the Logistics segment.

In the Transportation portfolio, our service obligation to customers is satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenue are generally consistent across these modes given the relatively short-term nature of each contract. For the majority of our transportation business, the “contract with a customer” is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of the Company’s influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by rate schedules that accompany negotiated contracts. Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income. The amount of operating revenues recorded for these services was $6.3 million in 2021. There was no revenue recorded in 2020 or 2019 for freight movements in exchange for non-monetary consideration.

Transportation orders are short-term in nature generally having terms of significantly less than one year. They do not include significant financing components. A small portion of revenues in our transportation business relate to fixed payments in our Truckload segment. These payments are due regardless of volumes, and in these arrangements, the master agreement rather than the individual order may be considered the “contract.” Refer to the Remaining Performance Obligations table below for more information on these fixed payments.

Under ASC 606, we recognize revenue over the period transportation services are provided to the customer, including service performed as of the end of the reporting period for loads currently in transit, in order to recognize the value transferred to a customer over the course of the transportation service.

We determine revenue in transit using the input method, under which revenue is recognized based on time lapsed from the departure date to the arrival date. Measurement of revenue in transit requires the application of significant judgment. We calculate the estimated percentage of an order’s transit time that is complete at period end, and we apply that percentage of completion to the order’s estimated revenue.

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

Logistics Management

Logistics Management revenues relate to our SCDM operating segment, which is included in our Logistics segment. Within this portfolio, the key service we provide to customers is management of freight shipping and/or storage.

The “contracts” in our Logistics Management portfolio are negotiated agreements, which contain both fixed and variable components. The variability of revenues is driven by volumes and transactions, which are known as of an invoice date. Refer to the Remaining Performance Obligations table below for additional information. SCDM contracts typically have terms that extend beyond one year and do not include financing components.

Under ASC 606 we have elected to use the right to invoice practical expedient, which reflects the fact that a customer obtains the benefit associated with logistics services as they are provided (output method), and therefore we recognize revenue under these contracts over time.

In our supply chain management business, we subcontract third parties to perform a portion of the services. We are responsible for ensuring the services are performed and are acceptable to the customer; therefore, we are considered the principal in these arrangements.

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

Remaining Performance Obligations (in millions)	December 31, 2021
Expected to be recognized within one year
Transportation	$16.1
Logistics Management	13.1
Expected to be recognized after one year
Transportation	38.9
Logistics Management	6.9
Total	$75.0

This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Other current assets—Contract assets	$33.8	$21.5	$17.6
Other current liabilities—Contract liabilities	3.2	0.7	—

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated service.

Practical Expedients

We elected to use the following practical expedients under ASC 606: (1) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised service to a customer and when the customer pays for that service will be one year or less; (2) to apply ASC 606 to a portfolio of contracts (or performance obligations) with similar characteristics, as we reasonably expect that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio; and (3) to recognize revenue in the Logistics Management portfolio as the amount of consideration to which we have a right to invoice, that corresponds directly with the value to the customer of the service completed to date.

4. FAIR VALUE

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value at
(in millions)	Level in Fair Value Hierarchy	December 31, 2021	December 31, 2020
Equity investment in TuSimple (1)	1	$12.7	$—
Marketable securities (2)	2	49.3	47.1
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

The fair value of the Company’s debt was $276.7 million and $316.9 million as of December 31, 2021 and 2020, respectively. The carrying value of the Company’s debt was $265.0 million and $305.0 million as of December 31, 2021 and 2020, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded value of cash, trade accounts receivable, lease receivables, and trade accounts payable approximates fair value.

We measure non-financial assets such as assets held for sale and other long-lived assets at fair value when there is an indicator of impairment and only when we recognize an impairment loss. During 2021 we did not measure any non-financial assets at fair value. The table below sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis during 2020.

(in millions)	Level in Fair Value Hierarchy	Fair Value at December 31, 2020
Assets held for sale
Non restructuring (1)	2	$1.8
Restructuring (2)	2	1.4
Right-of-use lease assets
Non restructuring (3)	3	1.0
Restructuring (2)	3	—
(1)Our held for sale revenue equipment is evaluated for impairment using market data upon classification as held for sale or as impairment indicators are present. If the carrying value of the assets held for sale exceeds the fair value, an impairment is recorded. Of the $17.2 million of assets held for sale not related to the FTFM shutdown as of December 31, 2020, $1.8 million were recorded at fair value. Refer to Note 1, Summary of Significant Accounting Policies, for further details on impairment charges.
(2)We recognized impairment charges and recorded certain assets held for sale and right-of-use lease assets associated with the shutdown of the FTFM service offering at fair value as of December 31, 2020. Transportation equipment was measured using market data, while right-of-use lease assets were measured using discounted cash flow analyses. Of the $1.6 million of assets held for sale related to the FTFM shutdown, $1.4 million were recorded at fair value. The discounted cash flow analyses for right-of-use lease assets used a range of discount rates from 3.6% to 4.0%, with a weighted average discount rate of 4.0%.
(3)During 2020, we recognized an impairment on one of our right-of-use lease assets. The discounted cash flow analysis performed used a discount rate of 4.1%.

Our ownership interests in PSI and MLSI discussed in Note 5, Investments, do not have readily determinable fair values and are accounted for using the measurement alternative in ASC 321-10-35-2.

As part of the acquisition of MLS on December 31, 2021, certain assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Refer to Note 2, Acquisition, for further details.

5. INVESTMENTS

Marketable Securities

The following table presents the maturities and values of our marketable securities as of the dates shown.

	December 31, 2021			December 31, 2020
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	23 to 110	$19.9	$19.6	$12.6	$12.7
Corporate debt securities	3 to 69	20.3	20.4	21.4	22.2
State and municipal bonds	13 to 96	9.1	9.3	11.9	12.2
Total marketable securities		$49.3	$49.3	$45.9	$47.1

Equity Investments without Readily Determinable Fair Values

The Company’s strategic equity investments without readily determinable fair values include PSI, a provider of telematics and fleet management tools, and MLSI, a transportation technology development company. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of December 31, 2021 and 2020 were $36.2 million and $22.3 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs.

The following table summarizes the activity related to these equity investments during the periods presented.

	Year Ended December 31,
(in millions)	2021	2020	2019
Investment in equity securities	$—	$10.0	$—

Upward adjustments (1)	13.9	8.8	—
Cumulative upward adjustments	26.2
(1)Our updated investment value in 2021 was determined using the backsolve method, a valuation approach that uses an option pricing model to value shares based on the price paid for recently issued shares.

Equity Investments with Readily Determinable Fair Values

On January 12, 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. In the year ended December 31, 2021, the Company recognized a pre-tax net gain of $7.7 million on its investment in TuSimple. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.

All of our equity investments are included in other noncurrent assets on the consolidated balance sheets with subsequent gains or losses recognized within other expense (income)—net on the consolidated statements of comprehensive income.

6. GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the years ended December 31, 2021 and 2020.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2019	$103.6	$14.2	$9.7	$127.5
Foreign currency translation adjustment	—	—	0.6	0.6
Balance at December 31, 2020	103.6	14.2	10.3	128.1
Acquisition (see Note 2)	122.7	—	—	122.7
Goodwill impairment charge	—	—	(10.6)	(10.6)
Foreign currency translation adjustment	—	—	0.3	0.3
Balance at December 31, 2021	$226.3	$14.2	$—	$240.5

At December 31, 2021 and 2020, we had accumulated goodwill impairment charges of $53.2 million and $42.6 million, respectively, which consisted of $34.6 million and $18.6 million in our Truckload reporting segment and Other, as of December 31, 2021, and $34.6 million and $8.0 million in our Truckload reporting segment and Other, as of December 31, 2020.

Goodwill is tested for impairment at least annually using the discounted cash flow and guideline public company methods to calculate the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. If interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.

In the fourth quarter of 2021, annual impairment tests were performed on all three of our reporting units with goodwill as of October 31, 2021, our assessment date. An impairment loss of $10.6 million was recorded for our Asia reporting unit as the discounted cash flows expected to be generated by the reporting unit were not sufficient to recover its carrying value. This represented all of the remaining goodwill related to the Asia reporting unit. No impairments resulted for our remaining reporting units.

7. DEBT AND CREDIT FACILITIES

As of December 31, 2021 and 2020, debt included the following:

(in millions)	December 31, 2021	December 31, 2020
Unsecured senior notes: principal payable at maturities ranging from 2022 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.61% and 3.64% for 2021 and 2020, respectively	$265.0	$305.0
Current maturities	(60.0)	(40.0)
Debt issuance costs	—	(0.2)
Long-term debt	$205.0	$264.8

Scheduled principal payments of debt subsequent to December 31, 2021 are as follows:

(in millions)	December 31, 2021
2022	$60.0
2023	70.0
2024	40.0
2025	95.0
Total	$265.0

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of December 31, 2021 or 2020. Standby letters of credit under this agreement amounted to $3.9 million at both December 31, 2021 and 2020, and were primarily related to the requirements of certain of our real estate leases.

On July 30, 2021, we entered into Amendment No. 3 to our Amended and Restated Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. We had no outstanding borrowings under this facility at December 31, 2021 or 2020. At December 31, 2021 and 2020, standby letters of credit under this agreement amounted to $70.3 million and were primarily related to the requirements of certain of our insurance obligations.

The credit agreements contain various financial and other covenants, including required minimum consolidated net worth, consolidated net debt, limitations on indebtedness, transactions with affiliates, shareholder debt, and restricted payments. The credit agreements and senior notes contain change of control provisions pursuant to which a change of control is defined to mean the Schneider family no longer owns more than 50% of the combined voting power of our capital shares. A change of control event causes an immediate termination of unused commitments under the credit agreements and requires repayment of all outstanding borrowings plus accrued interest and fees. The senior notes require us to provide notice to the note holders offering prepayment of the outstanding principal along with interest accrued to the date of prepayment. The prepayment date is required to be within 20 to 60 days from the date of notice. At December 31, 2021, the Company was in compliance with all financial covenants.

8. LEASES

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

For our real estate leases, we have elected to apply the recognition requirement to leases of twelve months or less; therefore, an operating lease right-of-use asset and liability will be recognized for all of these leases. For our equipment leases, we have elected to not apply the recognition requirements to leases of twelve months or less. These leases will be expensed on a straight-line basis and no operating lease right-of-use asset or liability will be recorded.

We have also elected to not separate the different components within the contract for our leases; therefore, all fixed costs associated with the lease are included in the right-of-use asset and the operating lease liability. This often relates to the requirement for us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent. Some of our leases have variable payment amounts, and the variable portions of those payments are excluded from the right-of-use asset and lease liability.

At the inception of our contracts, we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. None of our leases contain restrictions or covenants that restrict us from incurring other financial obligations.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future lease payments over the term. Our incremental borrowing rates are used as the discount rates for leases and are determined based on U.S. Treasury rates plus an applicable margin. Schneider uses multiple discount rates based on lease terms.

The following table presents our net lease costs for the years ended December 31, 2021, 2020, and 2019.

	Financial Statement Classification	Year Ended December 31,
(in millions)		2021	2020	2019
Operating lease cost
Operating lease cost	Operating supplies and expenses	$31.3	$29.5	$32.5
Short-term lease cost (1)	Operating supplies and expenses	3.0	3.1	7.6
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	0.8	0.5	3.2
Interest on lease liabilities	Interest expense	0.1	0.1	0.2
Variable lease cost	Operating supplies and expenses	0.9	2.2	2.6
Sublease income	Operating supplies and expenses	(4.5)	(4.5)	(5.4)
Total net lease cost		$31.6	$30.9	$40.7
(1)Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.

As of December 31, 2021 and 2020, remaining lease terms and discount rates under operating and finance leases were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	3.6 years	4.1 years
Finance leases	3.8 years	4.6 years

Weighted-average discount rate (1)
Operating leases	3.3%	3.8%
Finance leases	2.5%	3.2%
(1)Determined based on a portfolio approach.

Additional information related to our leases is as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$31.4	$34.7	$35.3
Operating cash flows for finance leases	0.1	0.1	0.2
Financing cash flows for finance leases	0.8	0.6	6.9

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$28.7	$23.7	$29.4
Finance leases	4.1	0.8	1.4
Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in internal use software and other noncurrent assets, other current liabilities, and other noncurrent liabilities, respectively, in the consolidated balance sheets. Operating lease right-of-use assets were $68.6 million and $69.4 million as of December 31, 2021 and 2020, respectively. No impairment losses were recorded on our operating lease right-of-use assets for the year ended December 31, 2021. Total impairment losses on our operating lease right-of-use assets were $0.8 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, $0.3 million and $3.8 million related to the shutdown of our FTFM service offering, respectively. Refer to Note 16, Restructuring, for additional details on the impairment loss related to the FTFM service offering shutdown.

At December 31, 2021, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
2022	$26.3	$1.5
2023	21.2	1.5
2024	14.6	1.4
2025	10.2	1.0
2026	5.1	0.1
2027 and thereafter	1.6	—
Total	79.0	5.5
Amount representing interest	(4.5)	(0.2)
Present value of lease payments	74.5	5.3
Current maturities	(24.4)	(1.4)
Long-term lease obligations	$50.1	$3.9

For certain of our real estate leases, there are options contained within the lease agreement to extend beyond the initial lease term. The Company recognizes options as right-of-use assets and lease liabilities when deemed reasonably certain to be exercised. Future operating lease payments at December 31, 2021 include $4.0 million related to options to extend lease terms that we are reasonably certain to exercise.

As of December 31, 2021, we had several leases that were signed but had not yet commenced totaling $5.5 million. These leases will commence in 2022 and have lease terms of one to four years.

The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of December 31, 2021 and 2020. Real and other property under finance leases are being amortized to a zero net book value over the initial lease term.

(in millions)	December 31, 2021	December 31, 2020
Transportation equipment	$1.2	$—
Real property	0.7	0.7
Other property	5.5	2.7
Accumulated amortization	(2.3)	(1.6)
Total	$5.1	$1.8

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

In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the years ended December 31, 2021, 2020, and 2019. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.

As of December 31, 2021 and 2020, investments in lease receivables were as follows:

(in millions)	December 31, 2021	December 31, 2020
Future minimum payments to be received on leases	$193.9	$159.0
Guaranteed residual lease values	123.3	107.6
Total minimum lease payments to be received	317.2	266.6
Unearned income	(46.5)	(38.5)
Net investment in leases	$270.7	$228.1

The amounts to be received on lease receivables as of December 31, 2021 were as follows:

(in millions)	December 31, 2021
2022	$138.1
2023	102.0
2024	76.4
2025	0.7
Total undiscounted lease cash flows	317.2
Amount representing interest	(46.5)
Present value of lease receivables	270.7
Current lease receivables—net of allowance	(110.6)
Long-term lease receivable	$160.1

Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of December 31, 2021 was $47.3 million, which includes both current and future lease payments.

Lease payments are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of December 31, 2021, our lease payments past due were $3.6 million.

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

	Year Ended December 31,
(in millions)	2021	2020	2019
Revenue	$206.1	$206.3	$196.0
Cost of goods sold	(177.6)	(185.6)	(177.1)
Operating profit	$28.5	$20.7	$18.9

Interest income on lease receivable	$32.4	$26.5	$27.3

9. INCOME TAXES

On March 27, 2020, President Trump signed the CARES Act into U.S. federal law aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy. The CARES Act included a provision for the deferment of the employer portion of social security taxes through December 31, 2020, among other things, which the Company elected. As of December 31, 2021, the deferred employer social security taxes have been paid, which totaled $30.7 million as of December 31, 2020.

The components of the provision for income taxes for the years ended December 31, 2021, 2020, and 2019 were as follows:

(in millions)	2021	2020	2019
Current:
Federal	$112.5	$60.4	$43.0
State and other	22.1	9.1	8.3
	134.6	69.5	51.3
Deferred:
Federal	0.8	(1.4)	(1.3)
State and other	1.2	3.1	1.1
	2.0	1.7	(0.2)
Total provision for income taxes	$136.6	$71.2	$51.1

Foreign operations of the Company are insignificant in relation to our overall operating results.

The provision for income taxes for the years ended December 31, 2021, 2020, and 2019 differed from the amounts computed using the federal statutory rate in effect as follows:

	2021		2020		2019
(in millions, except percentages)	Dollar Impact	Rate	Dollar Impact	Rate	Dollar Impact	Rate
Income tax at federal statutory rate	$113.8	21.0%	$59.4	21.0%	$41.6	21.0%
State tax—net of federal effect	18.9	3.5	9.7	3.4	8.1	4.1
Other—net	3.9	0.7	2.1	0.8	1.4	0.7
Total provision for income taxes	$136.6	25.2%	$71.2	25.2%	$51.1	25.8%

The components of the net deferred tax liability included in deferred income taxes in the consolidated balance sheets as of December 31, 2021 and 2020, were as follows:

(in millions)	2021	2020
Deferred tax assets:
Compensation and employee benefits	$10.1	$10.2
Operating lease liabilities	17.8	18.5
State net operating losses and credit carryforwards	9.3	11.5
Other	10.5	8.6
Total gross deferred tax assets	47.7	48.8
Valuation allowance	(2.5)	(2.6)
Total deferred tax assets—net of valuation allowance	45.2	46.2
Deferred tax liabilities:
Property and equipment	456.5	462.6
Prepaid expenses	5.5	4.3
Intangible assets	7.9	5.9
Operating lease right-of-use assets	16.5	16.6
Other	9.8	7.2
Total gross deferred tax liabilities	496.2	496.6
Net deferred tax liability	$451.0	$450.4

Unrecognized Tax Benefits

Our unrecognized tax benefits as of December 31, 2021 would reduce the provision for income taxes if subsequently recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Accrued interest and penalties for such unrecognized tax benefits as of December 31, 2021 and 2020 were $2.7 million and $2.4 million, respectively. We expect no significant increases or decreases for unrecognized tax benefits during the twelve months immediately following the December 31, 2021 reporting date.

As of December 31, 2021, 2020, and 2019, a reconciliation of the beginning and ending unrecognized tax benefits, which is recorded as other noncurrent liabilities in the consolidated balance sheets, is as follows:

(in millions)	2021	2020	2019
Gross unrecognized tax benefits—beginning of year	$4.3	$4.3	$3.3
Gross increases—tax positions related to current year	0.9	0.3	0.6
Gross increases (decreases)—tax positions taken in prior years	—	(0.3)	0.4
Gross unrecognized tax benefits—end of year	$5.2	$4.3	$4.3

Tax Examinations

We file a U.S. federal income tax return, as well as income tax returns in a majority of state tax jurisdictions. We also file returns in foreign jurisdictions. The years 2018, 2019, and 2020 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. In October 2021, the statute for 2017 expired. State and foreign jurisdictional statutes of limitations generally range from three to four years.

Carryforwards

As of December 31, 2021, we had $162.1 million of state net operating loss carryforwards which are subject to expiration from 2022 to 2042. The deferred tax assets related to carryforwards at December 31, 2021 were $9.3 million for state net operating loss carryforwards. Carryforwards are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and projections of future taxable income. At December 31, 2021, we carried a total valuation allowance of $2.5 million against state deferred tax assets.

10. COMMON EQUITY

Earnings Per Share

The following table summarizes the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Numerator:
Net income available to common shareholders	$405.4	$211.7	$147.0

Denominator:
Weighted average common shares outstanding	177.6	177.3	177.1
Dilutive effect of share-based awards and options outstanding	0.5	0.3	0.2
Weighted average diluted common shares outstanding	178.1	177.6	177.3

Basic earnings per common share	$2.28	$1.19	$0.83
Diluted earnings per common share	2.28	1.19	0.83

The calculation of diluted earnings per share excluded 0.8 million, 0.6 million, and 0.5 million share-based awards and options that had an anti-dilutive effect for the years ended December 31, 2021, 2020, and 2019, respectively.

Capital Stock and Rights

Our common equity consists of 750.0 million authorized shares of Class B common stock, entitled to one vote per share, and 250.0 million authorized shares of Class A common stock, entitled to 10 votes per share. Our Class B common stock has traded on the NYSE under the symbol “SNDR” since our IPO in April 2017. Our Class A common stock is held by the Schneider National, Inc. Voting Trust for the benefit of members of the Schneider family. Each share of Class A common stock is convertible into one share of Class B common stock. Our Class B common stock is not convertible into any other shares of our capital stock. There is no public trading market for our Class A common stock.

Our Amended and Restated Articles of Incorporation provide that holders of our Class A and Class B common stock will be treated equally and ratably on a per share basis with respect to dividends, unless disparate treatment is approved in advance by the vote of the holders of a majority of the outstanding shares of our Class A and Class B common stock, each voting as a separate group.

In the event of a dissolution, liquidation or winding up of the company, the holders of Class A and Class B common stock are entitled to share ratably in all assets and funds remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding, unless disparate treatment is approved in advance by the vote of the holders of a majority of the outstanding shares of our Class A and Class B common stock, each voting as a separate group.

Additionally, a total of 50.0 million shares of preferred stock is authorized, none of which is currently outstanding. The Company has no present plans to issue any preferred stock.

Dividends Declared

During 2021, 2020, and 2019, the Company declared cash dividends totaling $0.28, $2.26, and $0.24 per share, respectively. Included in the 2020 amount was a special cash dividend of $2.00 per share, totaling $354.7 million.

Subsequent Event - Dividends Declared

In January 2022, our Board declared a quarterly cash dividend for the first fiscal quarter of 2022 in the amount of $0.08 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on March 11, 2022 and is expected to be paid on April 8, 2022.

11. EMPLOYEE BENEFIT PLANS

We sponsor defined contribution plans for certain eligible employees. Under these plans, annual contribution levels, as defined in the plan agreements, are based upon years of service. Expense under these plans totaled $11.3 million, $10.7 million, and $10.1 million in 2021, 2020, and 2019, respectively, and is classified in salaries, wages, and benefits in the consolidated statements of comprehensive income.

We also have a savings plan, organized pursuant to Section 401(k) of the Internal Revenue Code, to provide employees with additional income upon retirement. Under the terms of the plan, substantially all employees may contribute a percentage of their annual compensation, as defined, to the plan. We make contributions to the plan, up to a maximum amount per employee, based on a percentage of employee contributions. Our net expense under this plan was $12.9 million, $11.3 million, and $11.8 million in 2021, 2020, and 2019, respectively.

12. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B common stock to employees under our 2017 Omnibus Incentive Plan (“the Plan”). These awards consist of restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“performance shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options. Performance shares and PSUs granted prior to 2021 are earned based on attainment of threshold performance of earnings and return on capital targets. Beginning with grants in 2021, in addition to achievement of earnings and return on capital targets, a multiplier will be applied to performance share and PSU achievement based on relative total shareholder return (“rTSR”) against a selected peer group over the performance period.

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

The following table summarizes the components of our employee share-based compensation expense.

	Year Ended December 31,
(in millions)	2021	2020	2019
Restricted Shares and RSUs	$5.8	$4.5	$3.2
Performance Shares and PSUs	6.1	1.9	(6.0)
Non-qualified Stock Options	1.4	0.9	0.5
Share-based compensation expense (benefit)	$13.3	$7.3	$(2.3)
Related tax benefit (expense)	$3.3	$1.8	$(0.6)

As of December 31, 2021, we had $18.9 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards that is expected to be recognized over a weighted average period of 2.1 years.

Restricted Shares and RSUs

Under the Plan, the majority of the restricted shares and RSUs granted vest ratably over a period of four years beginning approximately one year after the date of grant and are subject to continued employment through the vesting date or retirement eligibility. Dividend equivalents, equal to dividends paid on our common shares during the vesting period, are tracked and accumulated for each restricted share and RSU. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	369,477	$23.70
Granted	259,812	22.76
Vested	(96,630)	23.30
Forfeited	(47,851)	23.05
Unvested at December 31, 2019	484,808	23.34
Granted	259,992	22.04
Vested	(141,556)	22.56
Forfeited	(13,657)	23.00
Unvested at December 31, 2020	589,587	22.96
Granted	341,508	22.61
Vested	(229,226)	22.82
Forfeited	(22,610)	22.77
Unvested at December 31, 2021	679,259	$22.84

Performance Shares and PSUs

Performance shares and PSUs include a performance period of three years with vesting based on attainment of threshold performance of earnings and return on capital targets. These awards cliff-vest after a performance period of three years, subject to continued employment through the vesting date or retirement eligibility, with payout ranging from 0%-200% of the target number of shares for both PSUs and performance shares. The 2021 awards include an additional rTSR component that allows for payout ranging from 0%-250% of the target number of shares. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each award. The dividend equivalents are forfeitable consistent with the date the awards vest and are distributed to participants in cash at the same time as the underlying shares.

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	638,379	$22.64
Granted	449,771	22.49
Vested	—	—
Forfeited	(568,429)	21.18
Unvested at December 31, 2019	519,721	24.11
Granted	350,525	22.04
Vested	(44,802)	26.80
Forfeited	(170,422)	26.68
Unvested at December 31, 2020	655,022	22.15
Granted	439,620	24.44
Vested	—	—
Forfeited	(313,362)	22.27
Unvested at December 31, 2021	781,280	$23.39

We estimated the grant date fair value of the 2021 performance shares and PSUs using a Monte Carlo simulation which requires assumptions for expected term, volatility, dividend yield, and risk-free interest rate. We used the historical volatility of the peer group to derive the expected volatility of the stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant taking into consideration the expected term of the awards. No expected dividend yield was used as the award agreement assumes any dividends distributed during the performance period are reinvested.

Assumptions used in the Monte Carlo simulation for awards granted in 2021 were as follows:

2021
Weighted-average Monte Carlo value	$24.44
Monte Carlo assumptions:
Expected term	2.87 years
Expected volatility	45.8%
Risk-free interest rate	0.2

Non-qualified Stock Options

The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a period of four years, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant.

Non-qualified Stock Options Outstanding	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2018	369,004	$22.63	8.7	$—
Granted	303,044	22.12
Exercised (2)	—	—		—
Forfeited	(134,800)	22.87
Outstanding at December 31, 2019	537,248	22.28	8.3	641
Granted	233,636	22.04
Exercised (2)	(84,984)	19.00		440
Forfeited	—	—
Outstanding at December 31, 2020 (3)	685,900	20.60	7.1	735
Granted	305,668	22.63
Exercised (2)	(42,904)	17.00		243
Forfeited	—	—
Outstanding at December 31, 2021	948,664	$21.42	7.3	$5,208

Exercisable as of:
December 31, 2019	130,563	$21.38	7.5	$255
December 31, 2020	179,893	21.18	5.8	244
December 31, 2021	329,711	21.15	5.7	1,898
(1)The aggregate intrinsic value was computed using the closing share price on December 31, 2021 of $26.91, December 31, 2020 of $20.70, and December 31, 2019 of $21.82, as applicable.
(2)Cash received upon exercise of stock options was $0.7 million in 2021, $1.6 million in 2020, and $0 in 2019.
(3)In November 2020, the exercise price of all outstanding options was adjusted downward by $2.00 to equitably adjust for the special dividend paid by the Company on November 19, 2020.

Unvested Non-qualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	320,009	$7.77
Granted	303,044	7.08
Vested	(92,251)	7.59
Forfeited	(124,117)	7.63
Unvested at December 31, 2019	406,685	7.34
Granted	233,636	6.34
Vested	(134,314)	7.30
Forfeited	—	—
Unvested at December 31, 2020	506,007	6.89
Granted	305,668	5.86
Vested	(192,722)	7.01
Forfeited	—	—
Unvested at December 31, 2021	618,953	$6.34

We estimated the grant date fair value of option awards using the Black-Scholes option pricing model which uses assumptions over the expected term of the options. We used volatility analysis of comparable companies to determine the expected volatility of the stock and market data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was based on the average of the contractual term and the weighted average of the vesting term, and it represents the average period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Assumptions used in calculating the Black-Scholes value of options granted during 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Weighted-average Black-Scholes value	$5.86	$6.34	$7.08
Black-Scholes assumptions:
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	30.0%	31.0%	32.0%
Expected dividend yield	1.2	1.2	1.0
Risk-free interest rate	0.7	1.6	2.5

Director Share Awards and Deferred Stock Units

Equity awards are granted to each director annually on the date of our annual shareholder meeting and accounted for as equity based in accordance with applicable accounting standards for these types of share-based payments. Expense related to our director equity based awards was $1.3 million in 2021, $1.3 million in 2020, and immaterial in 2019.

We also grant equity retainer awards, or shares in lieu of cash, on a quarterly basis to our non-employee directors. These awards consist of fully vested shares of our Class B common stock or deferred stock units (“DSUs”). We account for the quarterly director share awards and DSUs as liability based in accordance with the applicable accounting standards for these types of share-based payments and remeasure the DSUs at the end of each reporting period through settlement. Expense related to our director liability based awards was $1.2 million in 2021, $0.9 million in 2020, and immaterial in 2019.

13. OTHER LONG-TERM INCENTIVE COMPENSATION

We maintain legacy long-term cash incentive compensation plans, and the total expense (benefit) recognized for these plans was $1.2 million in 2021, $1.6 million in 2020, and $(2.0) million in 2019.

Under the 2011 Omnibus Long-term Incentive Plan (the “LTIP”), performance-based Long-Term Cash Awards (“Cash Plan Awards”) and service-based Stock Appreciation Rights (“SARs”) were granted annually to eligible employees, including our executive officers, from 2013-2016 and 2011-2012, respectively.

The final year of expense for Cash Plan Awards was 2020, and as of December 31, 2021 all Cash Plan Awards were paid. The liability for the Cash Plan Awards was $2.9 million as of December 31, 2020.

The 2011 SARs were paid in March of 2021, and the 2012 SARs are fully vested and will be paid on March 15, 2022. As of December 31, 2021, approximately 0.3 million SARs were outstanding, and the liability was $2.1 million and $5.3 million at December 31, 2021 and 2020, respectively.

The 2005 Schneider National, Inc. Long-Term Incentive Plan (the “2005 LTIP”) includes awards of cash-settled retention credits granted to eligible employees, including certain of our named executive officers. The retention credits are mandatorily deferred time-based cash credits which are fully vested and will be paid out in March following the second anniversary of the employee’s termination of employment, provided the employee has not violated the terms of their restrictive covenant agreements. The liability for the retention credits was $8.7 million and $8.8 million at December 31, 2021 and 2020, respectively.

14. COMMITMENTS AND CONTINGENCIES

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

At December 31, 2021, our firm commitments to purchase transportation equipment totaled $337.3 million.

A representative of the former owners of WSL has filed a lawsuit in the Delaware Court of Chancery which primarily alleges that we have not fulfilled certain obligations under the purchase and sale agreement relating to the post-closing operations of the business, and as a result, the former owners claim they are entitled to damages including an additional payment of $40.0 million under an earn-out arrangement which was a component of the purchase price in the transaction. The Delaware Court of Chancery completed a remote trial in January 2021. Post-trial briefs have been filed, and the Court’s decision is pending. A judgment by the Court against us in this matter could have a material adverse effect on our operating results. We believe we have presented strong defenses to this claim.

In 2020, the Company recorded $12.8 million of expense and paid $13.7 million as a result of an adverse tax ruling in a dispute with the IRS over the applicability of excise taxes on certain tractors refurbished during tax years 2011 through 2013 and no longer in service. In December 2020, the Company filed an appeal with the U.S. Court of Appeals for the Seventh Circuit, and in August 2021, the Seventh Circuit reversed the District Court and ruled in the Company’s favor on all matters. In November 2021, after receiving confirmation from the IRS of the refund amount, the Company concluded that recovery was probable and recorded a $13.5 million refund receivable for such taxes and related interest.

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

As of December 31, 2020, our operating segments within the Logistics reportable segment were Brokerage, Supply Chain Management, and Import/Export Services. During 2021, the Company combined the Supply Chain Management and Import/Export Services operating segments into one operating segment. As of December 31, 2021, there are only two remaining operating segments, Brokerage and SCDM, that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. In the Logistics segment, we provide additional sources of truck capacity, manage transportation-systems analysis requirements for individual customers, and provide transloading and warehousing services.

We generate other revenues from our leasing and captive insurance businesses which are operated by wholly owned subsidiaries. We also have operations in Asia that meet the definition of an operating segment. None of these operations meet the quantitative reporting thresholds, and a result, are grouped in “Other” in the tables below. Also included in “Other” are revenues and expenses that are incidental to our operations and not attributable to any of the reportable segments.

The CODM reviews revenues for each segment without the inclusion of fuel surcharge revenue. For segment purposes, any fuel surcharge revenues earned are recorded as a reduction of the segment’s fuel expenses. Income from operations at the segment level reflects the measure presented to the CODM for each segment.

Separate balance sheets are not prepared by segment, and as a result, assets are not separately identifiable by segment. All transactions between reportable segments are eliminated in consolidation.

Substantially all of our revenues and assets were generated or located within the U.S.

The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $62.4 million, $62.6 million, and $87.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Revenues by Segment	Year Ended December 31,
(in millions)	2021	2020	2019
Truckload	$1,934.9	$1,851.0	$2,076.8
Intermodal	1,143.1	974.7	1,007.8
Logistics	1,808.7	1,129.3	934.8
Other	365.3	359.0	371.3
Fuel surcharge	444.8	318.3	466.0
Inter-segment eliminations	(88.1)	(79.5)	(109.7)
Operating revenues	$5,608.7	$4,552.8	$4,747.0

Income (Loss) from Operations by Segment	Year Ended December 31,
(in millions)	2021	2020	2019
Truckload	$284.7	$187.8	$59.0
Intermodal	155.2	75.0	107.7
Logistics	92.4	43.1	37.3
Other	1.4	(19.2)	3.8
Income from operations	$533.7	$286.7	$207.8

Depreciation and Amortization by Segment	Year Ended December 31,
(in millions)	2021	2020	2019
Truckload	$210.2	$210.7	$212.3
Intermodal	48.4	46.3	44.6
Logistics	0.2	0.1	0.5
Other	37.4	33.4	35.5
Depreciation and amortization	$296.2	$290.5	$292.9

16. RESTRUCTURING

On July 29, 2019, the Company’s Board approved a structured shutdown of its FTFM service offering within its Truckload reportable segment which was substantially complete as of August 31, 2019. The pre-tax loss from our FTFM service offering was $34.4 million for the year ended December 31, 2019. As of December 31, 2019, FTFM restructuring liabilities totaled $5.1 million, of which $1.5 million were paid during the year ended December 31, 2020. The remaining FTFM restructuring liabilities, which totaled $4.4 million as of December 31, 2020, were paid during the year ended December 31, 2021.

The activity associated with the shutdown is presented separately on the consolidated statements of comprehensive income within restructuring—net and is summarized below on a cumulative basis from July 29, 2019 through December 31, 2020. Restructuring activity for the year ended December 31, 2021 was not material.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that as of December 31, 2021, our internal control over financial reporting was effective.

On December 31, 2021, we completed our acquisition of MLS and in accordance with SEC Staff guidance, which allows companies to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting in the year of acquisition, we have excluded MLS from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The total assets of MLS constitute approximately 7.4% of the Company’s consolidated total assets as of December 31, 2021. See Note 2, Acquisition, for additional information.

The effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited our consolidated financial statements. Deloitte & Touche LLP’s report on internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for the information concerning our executive officers and our Code of Conduct below, the information required by Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 annual meeting of shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021.

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

Information About Our Executive Officers

Our executive officers as of February 18, 2022, together with their ages, positions, and business experience are below:

Name	Age	Position
Mark B. Rourke	57	President, Chief Executive Officer and Director
Stephen L. Bruffett	58	Executive Vice President, Chief Financial Officer
Shaleen Devgun	49	Executive Vice President, Chief Innovation & Technology Officer
David Geyer	57	Executive Vice President, Group President of Transportation & Logistics
Thomas G. Jackson	56	Executive Vice President, General Counsel
Robert Reich	55	Executive Vice President, Chief Administrative Officer

Mark B. Rourke has served as our President and Chief Executive Officer, and as a Director, since April 2019. Prior to serving as our Chief Executive Officer, Mr. Rourke served as Executive Vice President and Chief Operating Officer and held various other roles within Schneider including President of our Truckload Services Division and General Manager of Schneider Transportation Management, where he was responsible for the effective delivery to market of sole source, promotional, and brokerage service offerings. Mark held a variety of other leadership roles at Schneider with increasing responsibility including Vice President of Customer Service, Director of Transportation Planning for Customer Service, Midwest Area Service Manager for Customer Service, and Director of Driver Training. Mr. Rourke joined our company in 1987, holds a bachelor’s degree in marketing from the University of Akron, Ohio, and has attended programs on corporate governance and strategic leadership at Harvard University. He currently serves on the Board for the U.S. Chamber of Commerce, The Shyft Group, and The Trucking Alliance.

Stephen L. Bruffett has served as our Executive Vice President and Chief Financial Officer since April 2018. Prior to joining Schneider, Mr. Bruffett served as Executive Vice President and Chief Financial Officer of Con-way, Inc., a multinational freight transportation and logistics company, from 2008 until 2015. Before joining Con-way in 2008, Mr. Bruffett held senior financial leadership positions at YRC Worldwide, Inc., a publicly traded transportation services company, from 1998 to 2008 rising to the role of Executive Vice President and CFO, and various finance positions at American Freightways. Mr. Bruffett holds a bachelor’s degree in business administration from the University of Arkansas and a master’s degree in business administration from the University of Texas.

Shaleen Devgun served as our Executive Vice President and Chief Information Officer from July 2015 through December 2021. In January 2022, his role was expanded to include innovation and strategic ventures, and he now serves as our Executive Vice President and Chief Innovation & Technology Officer. Mr. Devgun previously served as Vice President for Strategy, Planning, and Solution Delivery. Prior to joining our company in 2009, Mr. Devgun spent 12 years in management consulting roles with DiamondCluster International and Deloitte, specializing in corporate venturing, formulation and execution of business and technology strategy, program leadership, and operational design. He holds bachelor’s degrees in economics and math from the University of Pune and a master’s degree in business administration from the University of Detroit Mercy. He also serves on the Board for the Fox Cities Performing Arts Center.

David Geyer has served as our Executive Vice President, Group President, Transportation & Logistics since April 2019. On January 18, 2022, he announced his intention to retire in April 2022. He previously served as our Senior Vice President, Group Manager of Truckload Services from 2012 to 2019, and led Schneider’s Global Commercial Services. Mr. Geyer holds a bachelor’s degree in industrial technology from the University of Wisconsin-Stout and has completed executive programs in corporate governance at UCLA and finance at the University of Chicago. He also serves on the Board for the Northeastern Wisconsin chapter of the American Red Cross.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information set forth under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables and Narrative” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2021. All of our equity compensation plans pursuant to which grants are currently being made have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	1,764,718	$21.42	4,679,757
Equity compensation plans not approved by security holders	—	—	—
Total	1,764,718	$21.42	4,679,757
(1)The calculation of the weighted average exercise price includes only stock options and does not include the outstanding deferred stock units, restricted stock units, and performance-based restricted stock units reflected in the first column.

The remaining information required by Item 12 is incorporated herein by reference to the information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, the Board, and Management” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the information set forth under the caption “Corporate Governance” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8, above.

(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Year Ended	Balance at Beginning of Year	Charged to Expense / Against Revenue	Write-offs-Net of Recoveries	Balance at End of Year
December 31, 2019	$6.8	$(1.1)	$(2.3)	$3.4
December 31, 2020	3.4	1.4	(1.1)	3.7
December 31, 2021	3.7	2.3	(0.8)	5.2

All other schedules have been omitted either because they are not applicable or because the required information is included in our consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit Number	Exhibit Description

3.1
Amended and Restated Articles of Incorporation of Schneider National, Inc., dated as of March 17, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 12, 2017)

3.2
Amended and Restated Bylaws of Schneider National, Inc., dated as of April 26, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 28, 2021)

4.1	Description of Class B Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K (File No. 001-38054) filed on February 19, 2020)
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

10.5	Amended and Restated Stock Restriction Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Reg. No. 333-215244) filed on December 22, 2016)
10.6
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

10.8+
Schneider National, Inc. 2017 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-215244) filed on March 7, 2017)

10.9+
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

10.24+	Form of Schneider National, Inc. Restricted Stock Award Agreement (2018) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2018)
10.25+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2018) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2018)
10.26+
Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (2018) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2018)

10.27+
Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2018) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2018)

10.28+
Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2018) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2018)

10.29+
Form of Schneider National, Inc. Non-Compete and Non-Solicitation Agreement (2018) (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report of Form 10-Q filed on April 30, 2018)

10.30+	Form of Schneider National, Inc. Confidentiality Agreement (2018) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report of Form 10-Q filed on April 30, 2018)
10.31+	Form of Schneider National, Inc. Restricted Share Award Agreement (2021) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q filed on April 29, 2021)
10.32+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2021) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report of Form 10-Q filed on April 29, 2021)
10.33+
Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (2021) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report of Form 10-Q filed on April 29, 2021)

10.34+
Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2021) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report of Form 10-Q filed on April 29, 2021)

10.35+
Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2021) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report of Form 10-Q filed on April 29, 2021)

10.36
Amendment No. 3 to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013 and as further amended and restated as of September 5, 2018, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38054) filed on August 2, 2021)

21.1*	Subsidiaries of Schneider National, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.
*    Filed herewith.
** Furnished herewith.

+    Constitutes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	February 18, 2022	/s/ Mark B. Rourke
Mark B. Rourke
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2022.

Signature	Title

/s/ Adam P. Godfrey
Adam P. Godfrey	Chairman of the Board of Directors
/s/ Jyoti Chopra
Jyoti Chopra	Director
/s/ James R. Giertz
James R. Giertz	Director
/s/ Robert W. Grubbs
Robert W. Grubbs	Director
/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.	Director
/s/ Therese A. Koller
Therese A. Koller	Director
/s/ Mark B. Rourke
Mark B. Rourke	Director
/s/ Paul J. Schneider
Paul J. Schneider	Director
/s/ John A. Swainson
John A. Swainson	Director
/s/ James L. Welch
James L. Welch	Director

/s/ Mark B. Rourke
Mark B. Rourke	President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen L. Bruffett
Stephen L. Bruffett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelly A. Dumas-Magnin
Shelly A. Dumas-Magnin	Vice President and Controller (Principal Accounting Officer)