Form 10-Q
period 2022-03-31
Schneider National, Inc.
filed 2022-04-29
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐            No ☒
As of April 22, 2022, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,892,655 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease 2019, including its variants
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
IPO	Initial Public Offering
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business.
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PSI	Platform Science, Inc.
SEC	United States Securities and Exchange Commission
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our ability to successfully manage the demand, supply, and operational challenges and disruptions (including the impact of reduced freight volumes) associated with the COVID-19 pandemic and the associated responses of federal, state, and local governments and businesses; economic and business risks inherent in the truckload and transportation industry, including inflation and competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage tight truck capacity brought about by driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements (including dedicated arrangements) and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; our ability to attract and retain qualified drivers and owner-operators; our reliance on owner-operators to provide a portion of our truck fleet; our dependence on railroads in the operation of our intermodal business; our ability to successfully transition from Burlington Northern Santa Fe Railway Company to Union Pacific Railroad Company as our primary intermodal rail service provider by January 2023; potential port congestion or interruptions that may result from contract negotiations between the International Longshore and Warehouse Union and west coast port owners; potential volatility in the value of our investments in strategic partners, especially as it relates to our investment in TuSimple; service instability and/or increased costs from third-party capacity providers used by our business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 14, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (3) other factors discussed in filings with the SEC by the Company.

The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

WHERE TO FIND MORE INFORMATION

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that the Company files electronically with the SEC. These documents are also available to the public from commercial document retrieval services and at the “Investors” section of our website at www.schneider.com. Information disclosed or available on our website shall not be deemed incorporated into, or to be a part of, this Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating revenues	$1,620.5	$1,228.6
Operating expenses:
Purchased transportation	740.1	558.5
Salaries, wages, and benefits	337.5	267.1
Fuel and fuel taxes	110.2	63.8
Depreciation and amortization	83.8	73.1
Operating supplies and expenses—net	89.5	136.1
Insurance and related expenses	26.4	24.4
Other general expenses	97.9	29.4
Total operating expenses	1,485.4	1,152.4
Income from operations	135.1	76.2
Other expenses (income):
Interest income	(0.4)	(0.8)
Interest expense	2.8	3.4
Other expense—net	9.2	0.8
Total other expenses—net	11.6	3.4
Income before income taxes	123.5	72.8
Provision for income taxes	31.4	18.0
Net income	92.1	54.8
Other comprehensive income (loss):
Foreign currency translation adjustment—net	0.1	(0.1)
Net unrealized losses on marketable securities—net of tax	(1.6)	(0.6)
Total other comprehensive loss—net	(1.5)	(0.7)
Comprehensive income	$90.6	$54.1

Weighted average shares outstanding	177.7	177.4
Basic earnings per share	$0.52	$0.31

Weighted average diluted shares outstanding	178.5	177.8
Diluted earnings per share	$0.52	$0.31
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$272.6	$244.8
Marketable securities	48.5	49.3
Trade accounts receivable—net of allowance of $6.6 million and $5.2 million, respectively	754.4	705.4
Other receivables	59.2	35.9
Current portion of lease receivables—net of allowance of $1.2 million and $1.1 million, respectively	111.9	110.6
Inventories	31.3	27.4
Prepaid expenses and other current assets	119.4	75.1
Total current assets	1,397.3	1,248.5
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,119.0	3,056.2
Land, buildings, and improvements	208.1	215.7
Other property and equipment	176.9	175.1
Total property and equipment	3,504.0	3,447.0
Less accumulated depreciation	1,455.9	1,396.0
Net property and equipment	2,048.1	2,051.0
Lease receivables	161.0	160.1
Internal use software and other noncurrent assets	235.2	237.2
Goodwill	245.0	240.5
Total noncurrent assets	2,689.3	2,688.8
Total Assets	$4,086.6	$3,937.3
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$400.2	$331.7
Accrued salaries, wages, and benefits	67.4	104.5
Claims accruals—current	85.9	83.9
Current maturities of debt and finance lease obligations	1.8	61.4
Other current liabilities	170.6	108.7
Total current liabilities	725.9	690.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	209.9	208.9
Claims accruals—noncurrent	94.6	88.5
Deferred income taxes	480.2	451.0
Other noncurrent liabilities	71.1	74.9
Total noncurrent liabilities	855.8	823.3
Total Liabilities	1,581.7	1,513.5
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,641,086 and 95,701,868 shares issued, and 94,890,562 and 94,626,740 shares outstanding, respectively	—	—
Additional paid-in capital	1,571.4	1,566.0
Retained earnings	935.0	857.8
Accumulated other comprehensive loss	(1.5)	—
Total Shareholders’ Equity	2,504.9	2,423.8
Total Liabilities and Shareholders’ Equity	$4,086.6	$3,937.3
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$92.1	$54.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83.8	73.1
Gains on sales of property and equipment—net	(60.9)	(1.9)
Proceeds from lease receipts	20.5	17.1
Deferred income taxes	29.7	7.7
Long-term incentive and share-based compensation expense	5.8	5.2
Losses on investments in equity securities—net	8.4	—
Other noncash items	(6.4)	1.4
Changes in operating assets and liabilities:
Receivables	(77.8)	(22.8)
Other assets	(52.6)	(51.8)
Payables	56.1	28.7
Claims reserves and other receivables—net	9.1	—
Other liabilities	27.8	(10.4)
Net cash provided by operating activities	135.6	101.1
Investing Activities:
Purchases of transportation equipment	(60.3)	(19.0)
Purchases of other property and equipment	(14.4)	(9.8)
Proceeds from sale of property and equipment	64.8	32.2
Proceeds from sale of off-lease inventory	5.1	4.4
Purchases of lease equipment	(21.0)	(11.3)
Proceeds from marketable securities	2.2	6.1
Purchases of marketable securities	(3.6)	(9.5)
Investments in equity securities	(4.0)	(5.0)
Acquisition of business	(3.2)	—
Net cash used in investing activities	(34.4)	(11.9)
Financing Activities:
Payments of debt and finance lease obligations	(60.4)	(0.2)
Dividends paid	(12.9)	(12.3)
Other financing activities	(0.1)	—
Net cash used in financing activities	(73.4)	(12.5)
Net increase in cash and cash equivalents	27.8	76.7
Cash and Cash Equivalents:
Beginning of period	244.8	395.5
End of period	$272.6	$472.2
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$25.2	$22.0
Dividends declared but not yet paid	16.0	13.8
Cash paid during the period for:
Interest	4.2	4.2
Income taxes—net of refunds	16.7	1.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance—December 31, 2020	$—	$1,552.2	$502.5	$0.8	$2,055.5
Net income	—	—	54.8	—	54.8
Other comprehensive loss	—	—	—	(0.7)	(0.7)
Share-based compensation expense	—	4.5	—	—	4.5
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.6)	—	(12.6)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.7	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2021	$—	$1,555.1	$544.7	$0.1	$2,099.9

Balance—December 31, 2021	$—	$1,566.0	$857.8	$—	$2,423.8
Net income	—	—	92.1	—	92.1
Other comprehensive loss	—	—	—	(1.5)	(1.5)
Share-based compensation expense	—	5.4	—	—	5.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.9)	—	(14.9)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	2.3	—	—	2.3
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2022	$—	$1,571.4	$935.0	$(1.5)	$2,504.9
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

Principles of Consolidation and Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period are not necessarily indicative of the results for a full year. All intercompany transactions have been eliminated in consolidation.

In the opinion of management, these statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.

Property and Equipment

Gains and losses on property and equipment are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net in the consolidated statements of comprehensive income. For the three months ended March 31, 2022 and 2021, we recognized $60.9 million and $1.9 million of net gains on the sale of property and equipment, respectively. Net gains in 2022 were primarily related to the sale of the Company’s Canadian facility.

Accounting Standards Recently Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This standard requires business entities to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, International Financial Reporting Standards guidance in International Accounting Standards 20 or guidance on contributions for not-for-profit entities in ASC 958-605), including information about the nature and significant terms and conditions of the transaction, as well as the amounts and specific financial statement line items affected by the transaction. ASU 2021-10 is effective for us beginning with our December 31, 2022 financial statements. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures.

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

The aggregate purchase price of the Acquisition was approximately $274.5 million inclusive of certain cash and net working capital adjustments and a deferred payment of $3.2 million made in January 2022. Proceeds from the total purchase consideration were used to settle $26.9 million of MLS’s outstanding debt as of the Acquisition Date. The purchase price is subject to certain customary purchase price adjustments.

The acquisition of MLS was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the Acquisition Date. These inputs represent Level 3 measurements in the fair value hierarchy and required significant judgments and estimates at the time of valuation. Fair value estimates of acquired property and equipment were based on an independent appraisal, giving consideration to the highest and best use of the assets. Key assumptions used in the transportation equipment appraisals were based on the market approach, while key assumptions used in the land, buildings and improvements, and other property and equipment appraisals were based on a combination of the income (direct capitalization) and sales comparison approaches, as appropriate.

The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill within the Truckload reporting segment. The goodwill is attributable to expected synergies and growth opportunities within our dedicated business and is expected to be deductible for tax purposes.

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $1.9 million and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2021.

The following table summarizes the preliminary purchase price allocation for MLS, including any adjustments during the measurement period:

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 31, 2021 Opening Balance Sheet	Adjustments	Adjusted December 31, 2021 Opening Balance Sheet
Trade accounts receivable—net of allowance	$18.6	$(5.9)	$12.7
Other receivables	0.9	1.4	2.3
Prepaid expenses and other current assets	1.6	—	1.6
Net property and equipment	148.9	(2.3)	146.6
Internal use software and other noncurrent assets	—	1.7	1.7
Goodwill	122.7	4.5	127.2
Total assets acquired	292.7	(0.6)	292.1

Trade accounts payable	1.8	1.8	3.6
Accrued salaries, wages, and benefits	1.7	1.0	2.7
Claims accruals—current	7.5	—	7.5
Other current liabilities	7.2	(3.7)	3.5
Other noncurrent liabilities	—	0.3	0.3
Total liabilities assumed	18.2	(0.6)	17.6

Net assets acquired	$274.5	$—	$274.5

The above adjustments made during the period were primarily related to working capital, property and equipment, and leases. No material statement of comprehensive income effects were identified with these adjustments.

During the measurement period, which is up to one year from the Acquisition Date, we may continue to adjust provisional amounts that were recognized at the Acquisition Date to reflect new information about facts and circumstances that existed as of the Acquisition Date. Amounts that are still considered provisional include working capital and intangibles. We anticipate finalizing the determination of fair value by December 31, 2022.
Combined unaudited pro forma operating revenues of the Company and MLS would have been approximately $1,280.0 million during the three months ended March 31, 2021, and our earnings for that period would not have been materially different.

3. LEASES

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

Additional information related to our leases is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8.3	$7.8
Financing cash flows for finance leases	0.3	0.2

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$4.3	$14.6
Finance leases	1.8	1.2

As of March 31, 2022, we had signed leases that had not yet commenced totaling $3.5 million. These leases will commence during the remainder of 2022 and have lease terms of one to seven years.

As Lessor

We finance various types of transportation-related equipment for independent third parties under lease contracts which are generally for one to three years and are accounted for as sales-type leases with fully guaranteed residual values. Our leases contain an option for the lessee to return, extend, or purchase the equipment at the end of the lease term for the guaranteed contract residual amount. This contract residual amount is estimated to approximate the fair value of the equipment. Lease payments primarily include base rentals and guaranteed residual values.

As of March 31, 2022 and December 31, 2021, investments in lease receivables were as follows:

(in millions)	March 31, 2022	December 31, 2021
Future minimum payments to be received on leases	$194.2	$193.9
Guaranteed residual lease values	125.4	123.3
Total minimum lease payments to be received	319.6	317.2
Unearned income	(46.7)	(46.5)
Net investment in leases	$272.9	$270.7

Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of March 31, 2022 was $31.8 million, which includes both current and future lease payments.

Lease payments are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of March 31, 2022, our lease payments past due were $3.1 million.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue	$42.3	$58.8
Cost of goods sold	(36.0)	(50.4)
Operating profit	$6.3	$8.4

Interest income on lease receivable	$8.7	$7.3

4. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. Beginning in 2022, MLS revenues are included within Transportation revenues, consistent with the remainder of our Truckload segment. The following table summarizes our revenues by type of service.

	Three Months Ended March 31,
Disaggregated Revenues (in millions)	2022	2021
Transportation	$1,499.2	$1,118.6
Logistics Management	75.7	46.5
Other	45.6	63.5
Total operating revenues	$1,620.5	$1,228.6

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	March 31, 2022
Expected to be recognized within one year
Transportation	$17.1
Logistics Management	11.9
Expected to be recognized after one year
Transportation	37.3
Logistics Management	4.8
Total	$71.1

This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	March 31, 2022	December 31, 2021
Other current assets—Contract assets	$44.5	$33.8
Other current liabilities—Contract liabilities	3.1	3.2

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	March 31, 2022	December 31, 2021
Equity investment in TuSimple (1)	1	$4.3	$12.7
Marketable securities (2)	2	48.5	49.3
(1)Our equity investment in TuSimple is classified as Level 1 in the fair value hierarchy as shares of TuSimple’s Class A common stock are traded on the NASDAQ. See Note 6, Investments, for additional information.
(2)Marketable securities are classified as Level 2 in the fair value hierarchy as they are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active. See Note 6, Investments, for additional information.

The fair value of the Company’s debt was $206.2 million and $276.7 million as of March 31, 2022 and December 31, 2021, respectively. The carrying value of the Company’s debt was $205.0 million and $265.0 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

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

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of March 31, 2022 or December 31, 2021. Cost basis is determined using the specific identification method.

The following table presents the maturities and values of our marketable securities as of the dates shown.

	March 31, 2022			December 31, 2021
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	20 to 107	$19.9	$18.6	$19.9	$19.6
Corporate debt securities	1 to 66	19.1	18.5	20.3	20.4
State and municipal bonds	10 to 120	11.6	11.4	9.1	9.3
Total marketable securities		$50.6	$48.5	$49.3	$49.3

Equity Investments without Readily Determinable Fair Values

The Company’s strategic equity investments without readily determinable fair values include PSI, a provider of telematics and fleet management tools, MLSI, a transportation technology development company, and ChemDirect, a business to business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of March 31, 2022 and December 31, 2021 were $40.2 million and $36.2 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs.

As of March 31, 2022, our cumulative upward adjustments were $26.2 million. The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended March 31,
(in millions)	2022	2021
Investment in equity securities	$4.0	$—

Equity Investments with Readily Determinable Fair Values

In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. In the three months ended March 31, 2022, the Company recognized a pre-tax loss of $8.4 million on its investment in TuSimple. See Note 5, Fair Value, for additional information on the fair value of our investment in TuSimple.

All of our equity investments are included in other noncurrent assets on the consolidated balance sheets with subsequent gains or losses recognized within other expense—net on the consolidated statements of comprehensive income.

7. GOODWILL

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the period ended March 31, 2022.

(in millions)	Truckload	Logistics	Total
Balance at December 31, 2021	$226.3	$14.2	$240.5
Acquisition adjustments (see Note 2)	4.5	—	4.5
Balance at March 31, 2022	$230.8	$14.2	$245.0

At March 31, 2022 and December 31, 2021, we had accumulated goodwill impairment charges of $53.2 million, which consisted of $34.6 million and $18.6 million in our Truckload segment and Other, respectively.

During the period ended March 31, 2022, we made measurement period adjustments related to the December 31, 2021 acquisition of MLS which were recorded within the Truckload segment. Refer to Note 2, Acquisition, for further details.

8. DEBT AND CREDIT FACILITIES

As of March 31, 2022 and December 31, 2021, debt included the following:

(in millions)	March 31, 2022	December 31, 2021
Unsecured senior notes: principal maturities ranging from 2023 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.80% and 3.61% for 2022 and 2021, respectively	$205.0	$265.0
Current maturities	—	(60.0)
Long-term debt	$205.0	$205.0

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of March 31, 2022 or December 31, 2021. Standby letters of credit under this agreement amounted to $3.9 million at March 31, 2022 and December 31, 2021 and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. We had no outstanding borrowings under this facility at March 31, 2022 or December 31, 2021. At March 31, 2022 and December 31, 2021, standby letters of credit under this agreement amounted to $73.3 million and $70.3 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

9. INCOME TAXES

Our effective income tax rate was 25.4% and 24.7% for the three months ended March 31, 2022 and 2021, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Numerator:
Net income available to common shareholders	$92.1	$54.8

Denominator:
Weighted average common shares outstanding	177.7	177.4
Dilutive effect of share-based awards and options outstanding	0.8	0.4
Weighted average diluted common shares outstanding (1)	178.5	177.8

Basic earnings per common share	$0.52	$0.31
Diluted earnings per common share	0.52	0.31
(1)Weighted average diluted common shares outstanding may not sum due to rounding.

The calculation of diluted earnings per share excluded 0.6 million share-based awards and options that had an anti-dilutive effect for the three months ended March 31, 2022 and 2021.

Subsequent Event - Dividends Declared

In April of 2022, the Board of Directors declared a quarterly cash dividend for the second fiscal quarter of 2022 in the amount of $0.08 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 10, 2022 and will be paid on July 11, 2022.

11. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B common stock to employees under our 2017 Omnibus Incentive Plan (“the Plan”). These awards have historically consisted of restricted shares, restricted stock units (“RSUs”), performance-based restricted shares (“performance shares”), performance-based restricted stock units (“PSUs”), and non-qualified stock options. Performance shares and PSUs granted prior to 2021 are earned based on attainment of threshold performance of earnings and return on capital targets. Beginning with grants in 2021, in addition to achievement of earnings and return on capital targets, a multiplier is applied to performance share and PSU achievement based on relative total shareholder return (“rTSR”) against peers over the performance period.

Share-based compensation expense was $5.1 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of March 31, 2022, we had $35.5 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.4 years.

Equity-based awards granted during the first quarter of 2022 had a grant date fair value of $16.5 million and are included in the table below. No restricted or performance shares were granted during the first quarter of 2022.

2022 Grants	Number of Awards Granted	Weighted Average Grant Date Fair Value
RSUs	315,184	$25.91
PSUs	219,713	28.43
Non-qualified stock options	287,841	7.40
Total grants	822,738

The Black-Scholes valuation model is used by the Company to determine the grant date fair value of non-qualified stock options, while the Monte-Carlo valuation model is used by the Company to determine the grant date fair value of PSUs that include a rTSR component. The Company uses its stock price on the grant date as the fair value assigned to RSUs.

12. COMMITMENTS AND CONTINGENCIES

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

At March 31, 2022, our firm commitments to purchase transportation equipment totaled $408.7 million.

In March 2022, the Company recorded a $5.2 million charge as a result of an adverse audit assessment by a state jurisdiction over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The charge is included within operating supplies and expenses—net on the consolidated statements of comprehensive income for the three months ended March 31, 2022. The Company plans to appeal the audit assessment.

Subsequent Event

As previously disclosed, a representative of the former owners of WSL filed a lawsuit in the Delaware Court of Chancery alleging that we did not fulfill certain obligations under the purchase and sale agreement and claiming that the former owners of WSL were entitled to damages including an additional payment of $40.0 million under an earn-out arrangement. The Delaware Court of Chancery conducted a remote trial in January 2021. In September 2021, the Delaware Chancery Court transferred the proceedings to Delaware Superior Court to ensure there were no jurisdictional deficiencies prior to entry of a final ruling. On April 25, 2022, the Delaware Superior Court entered judgment in favor of the former owners of WSL, awarding $40.0 million in compensatory damages, plus prejudgment interest and the former owners’ attorneys’ fees. We estimate that prejudgment interest and attorneys’ fees will amount to approximately $19.0 million, for a total of $59.0 million in damages, interest, and fees. We are evaluating all options for appealing this judgment. The $59.0 million is included within other current liabilities in the consolidated balance sheets and other general expenses in the consolidated statements of comprehensive income as of and for the three months ended March 31, 2022, respectively.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

As of December 31, 2021, our operating segments within the Truckload reportable segment were VTL and Bulk. The operating results of MLS, a standalone operating segment, have been aggregated into the Truckload reportable segment as of March 31, 2022 as it shares similar economic characteristics with our other Truckload operating segments and meets the other aggregation criteria described in ASC 280. VTL delivers truckload quantities over irregular routes and customer freight with dedicated contracts using dry van and specialty trailers. Bulk transports key inputs to manufacturing processes, such as specialty chemicals, using specialty trailers. MLS provides dedicated truckload services focusing primarily on freight with consistent routes.

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

The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $19.5 million and $18.0 million for the three months ended March 31, 2022 and 2021, respectively.

Revenues by Segment	Three Months Ended March 31,
(in millions)	2022	2021
Truckload	$548.4	$451.7
Intermodal	302.1	255.8
Logistics	545.7	355.9
Other	85.3	98.4
Fuel surcharge	166.0	90.2
Inter-segment eliminations	(27.0)	(23.4)
Operating revenues	$1,620.5	$1,228.6

Income (Loss) from Operations by Segment	Three Months Ended March 31,
(in millions)	2022	2021
Truckload	$119.4	$38.3
Intermodal	38.9	20.0
Logistics	41.9	15.9
Other	(65.1)	2.0
Income from operations	$135.1	$76.2

Depreciation and Amortization by Segment	Three Months Ended March 31,
(in millions)	2022	2021
Truckload	$57.1	$52.6
Intermodal	13.7	11.5
Logistics	—	—
Other	13.0	9.0
Depreciation and amortization	$83.8	$73.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Developments

Acquisition

On December 31, 2021, the Company completed the acquisition of MLS, a privately held truckload carrier based in Celina, OH. MLS is a dedicated carrier that primarily serves the central U.S. and complements our growing dedicated operations. Beginning in the first quarter of 2022, MLS financial results are reported in dedicated operations as part of our Truckload segment. Refer to Note 2, Acquisition, for additional details.

Adverse Legal Judgment

On April 25, 2022, in connection with our litigation against the former owners of WSL, the Delaware Superior Court entered judgment in favor of the former owners, awarding $59.0 million in damages, interest, and attorneys’ fees. This judgment has been recognized in our results of operations for the three months ended March 31, 2022. Refer to Note 12, Commitments and Contingencies, for additional details.

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

	Three Months Ended March 31,
(in millions, except ratios)	2022	2021
Operating revenues	$1,620.5	$1,228.6
Revenues (excluding fuel surcharge) (1)	1,454.5	1,138.4
Income from operations	135.1	76.2
Adjusted income from operations (2)	148.4	76.2
Operating ratio	91.7%	93.8%
Adjusted operating ratio (3)	89.8%	93.3%
Net income	$92.1	$54.8
Adjusted net income (4)	102.1	54.8
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

Revenues (excluding fuel surcharge)

	Three Months Ended March 31,
(in millions)	2022	2021
Operating revenues	$1,620.5	$1,228.6
Less: Fuel surcharge revenues	166.0	90.2
Revenues (excluding fuel surcharge)	$1,454.5	$1,138.4

Adjusted income from operations

	Three Months Ended March 31,
(in millions)	2022	2021
Income from operations	$135.1	$76.2
Litigation and audit assessments (1) (2)	64.2	—
Property gain—net (3)	(50.9)	—
Adjusted income from operations	$148.4	$76.2
(1)Includes $5.2 million in charges related to an adverse audit assessment for prior period state sales tax on rolling stock equipment used within that state.
(2)Includes a $59.0 million adverse judgment related to a lawsuit with former owners of WSL, inclusive of prejudgment interest and the former owners’ attorneys’ fees.
(3)Net gain on the sale of our Canadian facility due to a change in approach to servicing Canada.

Adjusted operating ratio

	Three Months Ended March 31,
(in millions, except ratios)	2022	2021
Total operating expenses	$1,485.4	$1,152.4
Divide by: Operating revenues	1,620.5	1,228.6
Operating ratio	91.7%	93.8%

Total operating expenses	$1,485.4	$1,152.4
Adjusted for:
Fuel surcharge revenues	(166.0)	(90.2)
Litigation and audit assessments	(64.2)	—
Property gain—net	50.9	—
Adjusted total operating expenses	$1,306.1	$1,062.2

Operating revenues	$1,620.5	$1,228.6
Less: Fuel surcharge revenues	166.0	90.2
Revenues (excluding fuel surcharge)	$1,454.5	$1,138.4

Adjusted operating ratio	89.8%	93.3%

Adjusted net income

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$92.1	$54.8
Litigation and audit assessments	64.2	—
Property gain—net	(50.9)	—
Income tax effect of non-GAAP adjustments (1)	(3.3)	—
Adjusted net income	$102.1	$54.8
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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Enterprise Results Summary

Enterprise net income increased $37.3 million, approximately 68%, in the first quarter of 2022 compared to the same quarter in 2021, primarily due to a $58.9 million increase in income from operations, partially offset by the corresponding increase in income taxes and a pre-tax equity investment loss of $8.4 million during three months ended March 31, 2022.

Adjusted net income increased $47.3 million, approximately 86%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $391.9 million, approximately 32%, in the first quarter of 2022 compared to the same quarter in 2021.

Factors contributing to the increase were as follows:
•a $189.8 million increase in Logistics segment revenues (excluding fuel surcharge) driven by increased revenue per order, volume growth within our brokerage business, and incremental port dray revenues;
•a $96.7 million increase in Truckload segment revenues (excluding fuel surcharge) resulting from improved revenue per truck per week and the addition of revenues (excluding fuel surcharge) from the recent acquisition of MLS, partially offset by lower network volumes due to driver capacity constraints and reduced productivity resulting from COVID-19 disruptions early in the quarter;
•a $75.8 million increase in fuel surcharge revenues resulting from an increase in fuel prices in the first quarter of 2022 compared to the same quarter in 2021 (for example, based on information reported by the U.S. Department of Energy, the average diesel price per gallon in the U.S. increased by 44% between such periods), as well as fuel surcharge revenues from the recent acquisition of MLS; and
•a $46.3 million increase in Intermodal segment revenues (excluding fuel surcharge) due to improvement in revenue per order and an increase in orders despite continued network fluidity challenges.

Enterprise revenues (excluding fuel surcharge) increased $316.1 million, approximately 28%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $58.9 million, approximately 77%, in the first quarter of 2022 compared to the same quarter in 2021, primarily due to an increase in revenue per truck per week in Truckload, revenue per order in Intermodal, and net revenue per order in Logistics driven by strong freight market conditions, effective network and revenue management, and contracted rate renewals. A net gain on sale of $50.9 million in connection with the sale of our Canadian facility due to a change in approach to servicing Canada also contributed to the increase. Our brokerage business experienced a 24% increase in order volume driven by the leveraging of our digital platform, in addition to the continued expansion of our Power Only offering. The above factors were partially offset by a $59.0 million adverse judgment related to a lawsuit with former owners of

WSL, an increase in driver costs resulting from additional costs incurred to attract and retain drivers and an increase in company drivers, and higher rail purchased transportation costs within Intermodal.

Adjusted income from operations increased $72.2 million, approximately 95%.

Enterprise operating ratio improved on both a GAAP and adjusted basis when compared to the first quarter of 2021. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation increased $181.6 million, or 33%, quarter over quarter, primarily resulting from increased third party carrier costs attributable to higher purchased transportation costs per order and volume growth within Logistics, as well as higher rail purchased transportation driven by an increase in rail cost per mile within Intermodal.
•Salaries, wages, and benefits increased $70.4 million, or 26%, quarter over quarter, primarily due to higher Truckload driver pay resulting from pay increases and actions to address driver capacity constraints and an increase in company drivers. The recent acquisition of MLS, an increase in headcount across the organization, and incremental healthcare costs added to the remaining increase quarter over quarter.
•Fuel and fuel taxes for company trucks increased $46.4 million, or 73%, quarter over quarter, driven primarily by additional fuel expense recorded related to the recent acquisition of MLS and an increase in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $10.7 million, or 15%, quarter over quarter, primarily due to the recent acquisition of MLS which contributed approximately half of the increase. The remaining increase was mainly due to additional depreciation expense incurred as a result of container and truck growth within Intermodal and Truckload, respectively.
•Operating supplies and expenses—net decreased $46.6 million, or 34%, quarter over quarter, largely due to an increase in gains on sales of property and equipment primarily relating to the sale of the Company’s Canadian facility in the first quarter of 2022. Lower cost of goods sold in our leasing business due to a reduction in lease activity also contributed to the decrease in operating supplies and expenses—net quarter over quarter. These factors were partially offset by an increase in equipment rental expense due to port congestion and higher customer dwell time, a $5.2 million increase in expense related to an adverse audit assessment over the applicability of state sales tax, higher maintenance costs due to the recent MLS acquisition and inflationary cost pressures, and additional rail storage expenses caused by network fluidity challenges and increased container count.
•Other general expenses increased $68.5 million, or 233%, quarter over quarter, primarily due to a $59.0 million adverse judgment related to a lawsuit with former owners of WSL and higher driver onboarding costs resulting from increased costs to attract and retain drivers due to constrained industry-wide capacity levels and the hiring of additional company drivers in 2022.

Total Other Expenses

Total other expense increased $8.2 million, approximately 241%, in the first quarter of 2022 compared to the same quarter in 2021. This change was driven by an $8.4 million pre-tax loss on our equity investments in the first quarter of 2022. See Note 6, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes increased $13.4 million, approximately 74%, in the first quarter of 2022 compared to the same quarter in 2021 primarily due to higher taxable income. The effective income tax rate was 25.4% for the three months ended March 31, 2022 compared to 24.7% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2022	2021
Truckload	$548.4	$451.7
Intermodal	302.1	255.8
Logistics	545.7	355.9
Other	85.3	98.4
Fuel surcharge	166.0	90.2
Inter-segment eliminations	(27.0)	(23.4)
Operating revenues	$1,620.5	$1,228.6

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2022	2021
Truckload	$119.4	$38.3
Intermodal	38.9	20.0
Logistics	41.9	15.9
Other	(65.1)	2.0
Income from operations	135.1	76.2
Adjustments:
Litigation and audit assessments	64.2	—
Property gain—net	(50.9)	—
Adjusted income from operations	$148.4	$76.2

We monitor and analyze a number of KPIs in order to manage our business and evaluate our financial and operating performance.

Truckload

The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes.

Descriptions of the two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

Beginning in 2022, MLS impacts are included within dedicated operations below.

	Three Months Ended March 31,
	2022	2021
Dedicated
Revenues (excluding fuel surcharge) (1)	$280.1	$184.8
Average trucks (2) (3)	5,720	4,143
Revenue per truck per week (4)	$3,861	$3,506
Network
Revenues (excluding fuel surcharge) (1)	$266.7	$264.9
Average trucks (2) (3)	4,582	5,396
Revenue per truck per week (4)	$4,591	$3,859
Total Truckload
Revenues (excluding fuel surcharge) (5)	$548.4	$451.7
Average trucks (2) (3)	10,302	9,539
Revenue per truck per week (4)	$4,186	$3,706
Average company trucks (3)	8,224	7,067
Average owner-operator trucks (3)	2,078	2,472
Trailers (6)	40,480	36,823
Operating ratio (7)	78.2%	91.5%
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

Truckload revenues (excluding fuel surcharge) increased $96.7 million, approximately 21%, in the first quarter of 2022 compared to the same quarter in 2021. The increase was primarily the result of a favorable change in price and a 5% increase in volume inclusive of the MLS acquisition. Strong pricing conditions and continued network management success drove a $480, or 13%, increase in revenue per truck per week over the same period in 2021, which was partially offset by lower productivity largely resulting from COVID-19 related disruptions early in the quarter. While volume grew within dedicated with the acquisition of MLS and new business startups, network volumes decreased mainly due to continued driver capacity constraints.

Truckload income from operations increased $81.1 million, approximately 212%, in the first quarter of 2022 compared to the same quarter in 2021. Factors contributing to the increase in income from operations include a $50.9 million net gain related to the sale of the Company’s Canadian facility, favorable pricing conditions and network management, and the acquisition of MLS. These items were partially offset by reduced volumes within network and an increase in driver-related costs resulting largely from pay increases and actions taken to attract and retain drivers due to constrained industry-wide capacity levels.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Orders (1)	110,227	108,785
Containers	27,423	21,795
Trucks (2)	1,596	1,628
Revenue per order (3)	$2,679	$2,300
Operating ratio (4)	87.1%	92.2%
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

Intermodal revenues (excluding fuel surcharge) increased $46.3 million, approximately 18%, in the first quarter of 2022 compared to the same quarter in 2021, primarily due to a $379, or 16%, improvement in revenue per order and a 1% increase in orders. Intermodal also grew its container count by 5,628, or 26%, quarter over quarter, which helped drive the increase in order count despite fluidity challenges. Strong market conditions favorably impacted revenue per order and allowed for improvements in price, which were partially offset by growth in the East, which has a shorter length of haul and therefore, typically lower revenue per order.

Intermodal income from operations increased $18.9 million, approximately 95%, in the first quarter of 2022 compared to the same quarter in 2021. This increase was mainly due to the factors impacting revenue discussed above, partially offset by higher rail-related and dray execution costs.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Operating ratio (1)	92.3%	95.5%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $189.8 million, approximately 53%, in the first quarter of 2022 compared to the same quarter in 2021, due to an increase in revenue per order resulting from the impacts of upward rate pressures, as well as elevated fuel prices. Also contributing to the increase in Logistics revenues was a 24% increase in volume within our brokerage business, due to both further leveraging our digital platform and continued expansion of our Power Only offering, in addition to incremental port dray revenues.

Logistics income from operations increased $26.0 million, approximately 164%, in the first quarter of 2022 compared to the same quarter in 2021. Expanded net revenue per order within our brokerage business, in addition to volume growth cited above, both contributed to the increase in income from operations quarter over quarter.

Other

Included in Other was a loss from operations of $65.1 million in the first quarter of 2022 compared to income of $2.0 million in the same quarter in 2021. This change was primarily the result of a $59.0 million adverse judgment related to a lawsuit with former owners of WSL and $5.2 million of expense related to an adverse audit assessment over the applicability of state sales tax.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $150.0 million accounts receivable facility, for which our available capacity as of March 31, 2022 was $322.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$272.6	$244.8
Marketable securities	48.5	49.3
Total cash, cash equivalents, and marketable securities	$321.1	$294.1

Debt:
Senior notes	$205.0	$265.0
Finance leases	6.7	5.3
Total debt	$211.7	$270.3

Debt

At March 31, 2022, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our financing arrangements.

Cash Flows

The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$135.6	$101.1
Net cash used in investing activities	(34.4)	(11.9)
Net cash used in financing activities	(73.4)	(12.5)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Operating Activities

Net cash provided by operating activities increased $34.5 million, approximately 34%, in the first three months of 2022 compared to the same period in 2021. The increase was a result of an increase in net income adjusted for various noncash charges and a decrease in cash used for working capital. Working capital changes were driven by an increase in other liabilities, primarily the result of a $59.0 million adverse judgment related to a lawsuit with former owners of WSL, partially offset by an increase in trade accounts receivable, which increased proportionately to revenue growth.

Investing Activities

Net cash used in investing activities increased $22.5 million, approximately 189%, in the first three months of 2022 compared to the same period in 2021. The increase in cash used was primarily driven by an increase in net capital expenditures and purchases of lease equipment.

Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in millions)	2022	2021
Purchases of transportation equipment	$60.3	$19.0
Purchases of other property and equipment	14.4	9.8
Proceeds from sale of property and equipment	(64.8)	(32.2)
Net capital expenditures	$9.9	$(3.4)

Net capital expenditures increased $13.3 million in the first three months of 2022 compared to the same period in 2021. The increase was driven by a $41.3 million increase in purchases of transportation equipment mainly due to growth capital and higher costs of new equipment, partially offset by a $32.6 million increase in proceeds from the sale of property and equipment primarily related to the sale of our Canadian facility in the first quarter of 2022.

Financing Activities

Net cash used in financing activities increased $60.9 million, approximately 487%, in the first three months of 2022 compared to the same period in 2021. The main driver of the increase in net cash used was the $60.0 million repayment of a private placement note in March 2022.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

Investment in TuSimple

On January 12, 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities, with subsequent changes in share price recorded within other expense—net on the consolidated statements of comprehensive income. In the three months ended March 31, 2022, the Company recognized a pre-tax loss of $8.4 million on its investment in TuSimple. Due to the volatility of the global markets and the potential for high volatility of public equity prices of technology-related companies, we expect the value of our investment to fluctuate, which could materially affect our financial condition and results of operations.

Factors that Could Result in a Goodwill Impairment

Goodwill is tested for impairment at least annually using the discounted cash flow and guideline public company methods in calculating the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. As interest rates rise, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.

We will perform our annual evaluation of goodwill for impairment as of October 31, 2022, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for our contractual obligations as of December 31, 2021. There were no material changes to our contractual obligations during the three months ended March 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

We have reviewed our critical accounting policies and considered whether new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2021 are still current and that there have been no significant changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on February 18, 2022.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	1,762	$26.80	—	$—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	90,359	25.65	—	—
Total	92,121		—	$—
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2022)

10.2*+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2022)

10.3*+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2022)

10.4*+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (2022)

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	April 29, 2022	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)