Form 10-Q
period 2022-06-30
Schneider National, Inc.
filed 2022-07-28
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes  ☐            No ☒
As of July 22, 2022, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,980,485 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNSF	Burlington Northern Santa Fe Railway Company
Board	Board of Directors
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease 2019, including its variants
deBoer	deBoer Transportation, Inc.
DEP	Schneider National, Inc. Deferred Equity Plan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
ILWU	International Longshore and Warehouse Union
IPO	Initial Public Offering
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business.
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PSI	Platform Science, Inc.
SEC	United States Securities and Exchange Commission
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
UP	Union Pacific Railroad Company
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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
The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: accelerating inflation, both in the U.S. and globally; our ability to successfully manage the demand, supply, and operational challenges and disruptions (including the impact of reduced freight volumes) associated with the COVID-19 pandemic and the associated responses of federal, state, and local governments and businesses; economic and business risks inherent in the truckload and transportation industry, including inflation and competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage tight truck capacity brought about by driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements (including dedicated arrangements) and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; our ability to attract and retain qualified drivers and owner-operators; our reliance on owner-operators to provide a portion of our truck fleet; our dependence on railroads in the operation of our intermodal business; our ability to successfully transition from BNSF to UP as our primary intermodal rail service provider by January 2023; potential port congestion or interruptions that may result from contract negotiations between the ILWU and west coast port owners; potential volatility in the value of our investments in strategic partners, especially as it relates to our investment in TuSimple; service instability, availability, and/or increased costs from third-party capacity providers used by our business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 14, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (3) other factors discussed in filings with the SEC by the Company.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues	$1,746.9	$1,360.8	$3,367.4	$2,589.4
Operating expenses:
Purchased transportation	778.9	649.6	1,519.0	1,208.1
Salaries, wages, and benefits	340.9	275.6	678.4	542.7
Fuel and fuel taxes	147.3	70.0	257.5	133.8
Depreciation and amortization	86.3	73.2	170.1	146.3
Operating supplies and expenses—net	152.8	117.2	242.3	253.3
Insurance and related expenses	25.1	17.0	51.5	41.4
Other general expenses	39.0	32.4	136.9	61.8
Total operating expenses	1,570.3	1,235.0	3,055.7	2,387.4
Income from operations	176.6	125.8	311.7	202.0
Other expenses (income):
Interest income	(0.3)	(0.4)	(0.7)	(1.2)
Interest expense	2.2	3.0	5.0	6.4
Other expenses (income)—net	2.1	(19.6)	11.3	(18.8)
Total other expenses (income)—net	4.0	(17.0)	15.6	(13.6)
Income before income taxes	172.6	142.8	296.1	215.6
Provision for income taxes	42.8	36.3	74.2	54.3
Net income	129.8	106.5	221.9	161.3
Other comprehensive income (loss):
Foreign currency translation adjustment—net	—	0.3	0.1	0.2
Net unrealized gain (loss) on marketable securities—net of tax	(1.0)	0.2	(2.6)	(0.4)
Total other comprehensive income (loss)—net	(1.0)	0.5	(2.5)	(0.2)
Comprehensive income	$128.8	$107.0	$219.4	$161.1

Weighted average shares outstanding	178.0	177.6	177.8	177.5
Basic earnings per share	$0.73	$0.60	$1.25	$0.91

Weighted average diluted shares outstanding	178.5	177.9	178.5	177.8
Diluted earnings per share	$0.73	$0.60	$1.24	$0.91
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$331.0	$244.8
Marketable securities	46.4	49.3
Trade accounts receivable—net of allowance of $10.4 million and $5.2 million, respectively	770.6	705.4
Other receivables	42.7	35.9
Current portion of lease receivables—net of allowance of $1.4 million and $1.1 million, respectively	110.6	110.6
Inventories	32.8	27.4
Prepaid expenses and other current assets	118.4	75.1
Total current assets	1,452.5	1,248.5
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,244.3	3,056.2
Land, buildings, and improvements	211.4	215.7
Other property and equipment	176.8	175.1
Total property and equipment	3,632.5	3,447.0
Less accumulated depreciation	1,509.1	1,396.0
Net property and equipment	2,123.4	2,051.0
Lease receivables	166.5	160.1
Internal use software and other noncurrent assets	246.5	237.2
Goodwill	233.2	240.5
Total noncurrent assets	2,769.6	2,688.8
Total Assets	$4,222.1	$3,937.3
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$400.6	$331.7
Accrued salaries, wages, and benefits	74.4	104.5
Claims accruals—current	77.4	83.9
Current maturities of debt and finance lease obligations	2.0	61.4
Other current liabilities	171.7	108.7
Total current liabilities	726.1	690.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	209.8	208.9
Claims accruals—noncurrent	93.5	88.5
Deferred income taxes	500.0	451.0
Other noncurrent liabilities	68.9	74.9
Total noncurrent liabilities	872.2	823.3
Total Liabilities	1,598.3	1,513.5
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,641,103 and 95,701,868 shares issued, and 94,978,340 and 94,626,740 shares outstanding, respectively	—	—
Additional paid-in capital	1,575.7	1,566.0
Retained earnings	1,050.6	857.8
Accumulated other comprehensive loss	(2.5)	—
Total Shareholders’ Equity	2,623.8	2,423.8
Total Liabilities and Shareholders’ Equity	$4,222.1	$3,937.3
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$221.9	$161.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170.1	146.3
Gains on sales of property and equipment—net	(63.8)	(16.0)
Proceeds from lease receipts	41.3	35.3
Deferred income taxes	42.0	19.3
Long-term incentive and share-based compensation expense	8.8	8.2
Losses (gains) on investments in equity securities—net	10.1	(20.2)
Other noncash items	(13.4)	1.6
Changes in operating assets and liabilities:
Receivables	(74.5)	(61.7)
Other assets	(58.2)	(50.6)
Payables	35.4	40.7
Claims reserves and other receivables—net	3.7	(1.0)
Other liabilities	30.3	(8.2)
Net cash provided by operating activities	353.7	255.0
Investing Activities:
Purchases of transportation equipment	(159.0)	(153.6)
Purchases of other property and equipment	(22.0)	(22.5)
Proceeds from sale of property and equipment	71.0	76.6
Proceeds from sale of off-lease inventory	12.8	9.1
Purchases of lease equipment	(50.4)	(36.5)
Proceeds from marketable securities	4.2	8.6
Purchases of marketable securities	(4.6)	(11.6)
Investments in equity securities	(4.1)	(5.0)
Acquisition of businesses, net of cash acquired	(28.2)	—
Net cash used in investing activities	(180.3)	(134.9)
Financing Activities:
Payments of debt and finance lease obligations	(60.8)	(0.3)
Dividends paid	(27.2)	(24.8)
Other financing activities	0.8	—
Net cash used in financing activities	(87.2)	(25.1)
Net increase in cash and cash equivalents	86.2	95.0
Cash and Cash Equivalents:
Beginning of period	244.8	395.5
End of period	$331.0	$490.5
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$45.7	$51.5
Dividends declared but not yet paid	16.0	13.9
Cash paid during the period for:
Interest	5.1	5.8
Income taxes—net of refunds	31.1	39.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance—December 31, 2020	$—	$1,552.2	$502.5	$0.8	$2,055.5
Net income	—	—	54.8	—	54.8
Other comprehensive loss	—	—	—	(0.7)	(0.7)
Share-based compensation expense	—	4.5	—	—	4.5
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.6)	—	(12.6)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.7	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2021	—	1,555.1	544.7	0.1	2,099.9
Net income	—	—	106.5	—	106.5
Other comprehensive income	—	—	—	0.5	0.5
Share-based compensation expense	—	3.3	—	—	3.3
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.5)	—	(12.5)
Share issuances	—	0.7	—	—	0.7
Balance—June 30, 2021	$—	$1,559.1	$638.7	$0.6	$2,198.4

Balance—December 31, 2021	$—	$1,566.0	$857.8	$—	$2,423.8
Net income	—	—	92.1	—	92.1
Other comprehensive loss	—	—	—	(1.5)	(1.5)
Share-based compensation expense	—	5.4	—	—	5.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.9)	—	(14.9)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	2.3	—	—	2.3
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2022	—	1,571.4	935.0	(1.5)	2,504.9
Net income	—	—	129.8	—	129.8
Other comprehensive loss	—	—	—	(1.0)	(1.0)
Share-based compensation expense	—	3.4	—	—	3.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.2)	—	(14.2)
Exercise of employee stock options	—	0.9	—	—	0.9
Balance—June 30, 2022	$—	$1,575.7	$1,050.6	$(2.5)	$2,623.8
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

Property and Equipment

Gains and losses on property and equipment are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net on the consolidated statements of comprehensive income. For the three months ended June 30, 2022 and 2021, we recognized $2.9 million and $14.1 million of net gains on the sale of property and equipment, respectively, and for the six months ended June 30, 2022 and 2021, we recognized $63.8 million and $16.0 million of net gains on the sale of property and equipment, respectively. Net gains during the six months ended June 30, 2022 were primarily related to the sale of the Company’s Canadian facility.

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

2. ACQUISITIONS

deBoer Transportation, Inc.

We entered into a Securities Purchase Agreement, dated June 7, 2022, to acquire 100% of the outstanding equity of deBoer, a regional, dedicated carrier headquartered in Blenker, WI. The acquisition provided Schneider the opportunity to expand our tractor and trailer fleet primarily within our dedicated and Power Only operations, as well as our company driver capacity. The Company is in the process of transitioning equipment and employees from deBoer to Schneider, and upon completion, deBoer operations will cease.

The aggregate purchase price of the acquisition was approximately $34.6 million inclusive of certain cash and net working capital adjustments, and the assets acquired consisted primarily of rolling stock. The acquisition was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired were determined using Level 3 inputs, and the excess of the purchase price over the estimated fair value of the net assets resulted in $7.7 million of goodwill being recorded within the Truckload reportable segment. Certain amounts recorded in connection with the acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts.

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $0.2 million and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the three and six months ended June 30, 2022.

Operating results for deBoer are included in our consolidated results of operations from the acquisition date. Pro forma information for this acquisition is not provided as it did not have a material impact on the Company’s consolidated operating results.

Midwest Logistics Systems, Ltd.

We entered into a Securities Purchase Agreement, dated December 31, 2021, to acquire 100% of the outstanding equity of MLS, a dedicated trucking company based in Celina, OH, and certain affiliated entities holding assets comprising substantially all of MLS’s business. MLS is a premier dedicated carrier in the central U.S. that we believe complements our growing dedicated operations.

The aggregate purchase price of the acquisition was approximately $268.8 million inclusive of $5.7 million in net working capital and other post-acquisition adjustments received in the second quarter of 2022 and a deferred payment of $3.2 million made in January 2022. Proceeds from the total purchase consideration were used to settle $26.9 million of MLS’s outstanding debt as of the acquisition date.

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

The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill within the Truckload reportable segment. The goodwill is attributable to expected synergies and growth opportunities within our dedicated business and is expected to be deductible for tax purposes.

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $1.9 million and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2021.

The following table summarizes the preliminary purchase price allocation for MLS, including any adjustments during the measurement period.

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 31, 2021 Opening Balance Sheet	Adjustments	Adjusted December 31, 2021 Opening Balance Sheet
Cash and cash equivalents	$—	$1.7	$1.7
Trade accounts receivable—net of allowance	18.6	(5.9)	12.7
Other receivables	0.9	1.5	2.4
Prepaid expenses and other current assets	1.6	—	1.6
Net property and equipment	148.9	(0.8)	148.1
Internal use software and other noncurrent assets	—	11.7	11.7
Goodwill	122.7	(15.0)	107.7
Total assets acquired	292.7	(6.8)	285.9

Trade accounts payable	1.8	1.6	3.4
Accrued salaries, wages, and benefits	1.7	0.9	2.6
Claims accruals—current	7.5	—	7.5
Other current liabilities	7.2	(3.9)	3.3
Other noncurrent liabilities	—	0.3	0.3
Total liabilities assumed	18.2	(1.1)	17.1

Net assets acquired	$274.5	$(5.7)	$268.8
The above adjustments made during the measurement period were primarily related to working capital, property and equipment, leases, and intangible assets. The fair values of identifiable intangible assets, including customer relationships and trademarks, were based on valuations using income-based approaches. No material statement of comprehensive income effects were identified with these adjustments. During the measurement period, which is up to one year from the acquisition date, we may continue to adjust provisional amounts that were recognized at the acquisition date to reflect new information about facts and circumstances that existed as of the acquisition date.

Combined unaudited pro forma operating revenues of the Company and MLS would have been approximately $1,414.0 million, and $2,694.0 million, during the three and six months ended June 30, 2021, respectively, and our earnings for the same periods would not have been materially different.

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

Additional information related to our leases is as follows:

	Six Months Ended June 30,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$16.4	$15.3
Operating cash flows for finance leases	0.1	—
Financing cash flows for finance leases	0.8	0.3

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$9.7	$19.5
Finance leases	2.3	1.2

As of June 30, 2022, we had signed leases that had not yet commenced totaling $9.0 million. These leases will commence during the remainder of 2022 or the beginning of 2023 and have lease terms of two to six years.

As Lessor

We finance various types of transportation-related equipment for independent third parties under lease contracts, which are generally for one to three years and are accounted for as sales-type leases with fully guaranteed residual values. Our leases contain an option for the lessee to return, extend, or purchase the equipment at the end of the lease term for the guaranteed contract residual amount. This contract residual amount is estimated to approximate the fair value of the equipment. Lease payments primarily include base rentals and guaranteed residual values.

As of June 30, 2022 and December 31, 2021, investments in lease receivables were as follows:

(in millions)	June 30, 2022	December 31, 2021
Future minimum payments to be received on leases	$199.5	$193.9
Guaranteed residual lease values	126.8	123.3
Total minimum lease payments to be received	326.3	317.2
Unearned income	(49.2)	(46.5)
Net investment in leases	$277.1	$270.7

Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of June 30, 2022 was $41.5 million, which includes both current and future lease payments.

Lease payments are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of June 30, 2022, our lease payments past due were $3.6 million.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$50.8	$53.8	$93.1	$112.6
Cost of goods sold	(41.5)	(46.7)	(77.5)	(97.1)
Operating profit	$9.3	$7.1	$15.6	$15.5

Interest income on lease receivable	$9.2	$7.8	$17.9	$15.1

4. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. MLS and deBoer revenues since the acquisition dates are included within Transportation revenues, consistent with the remainder of our Truckload segment. The following table summarizes our revenues by type of service.

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2022	2021	2022	2021
Transportation	$1,612.9	$1,255.5	$3,112.1	$2,374.1
Logistics Management	78.9	46.8	154.6	93.3
Other	55.1	58.5	100.7	122.0
Total operating revenues	$1,746.9	$1,360.8	$3,367.4	$2,589.4

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	June 30, 2022
Expected to be recognized within one year
Transportation	$17.0
Logistics Management	13.2
Expected to be recognized after one year
Transportation	33.2
Logistics Management	11.6
Total	$75.0

This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	June 30, 2022	December 31, 2021
Other current assets—Contract assets	$43.5	$33.8
Other current liabilities—Contract liabilities	2.9	3.2

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated services.

Non-monetary Consideration

Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income and consists primarily of transportation equipment. The amount of operating revenues recorded for these services was $6.8 million and $13.3 million during the three and six months ended June 30, 2022, respectively. There was no revenue recorded in the three or six months ended June 30, 2021 for freight movements in exchange for non-monetary consideration.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	June 30, 2022	December 31, 2021
Equity investment in TuSimple (1)	1	$2.6	$12.7
Marketable securities (2)	2	46.4	49.3
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

The fair value of the Company’s debt was $203.5 million and $276.7 million as of June 30, 2022 and December 31, 2021, respectively. The carrying value of the Company’s debt was $205.0 million and $265.0 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.

The recorded values of cash, trade accounts receivable, lease receivables, and trade accounts payable approximate fair values.

As part of the MLS and deBoer acquisitions, certain assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Refer to Note 2, Acquisitions, for further details.

6. INVESTMENTS

Marketable Securities

Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of June 30, 2022 or December 31, 2021. Cost basis is determined using the specific identification method.

The following table presents the maturities and values of our marketable securities as of the dates shown.

	June 30, 2022			December 31, 2021
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	17 to 104	$20.0	$18.1	$19.9	$19.6
Corporate debt securities	5 to 63	17.0	16.1	20.3	20.4
State and municipal bonds	7 to 160	12.6	12.2	9.1	9.3
Total marketable securities		$49.6	$46.4	$49.3	$49.3

Equity Investments without Readily Determinable Fair Values

The Company’s strategic equity investments without readily determinable fair values include PSI, a provider of telematics and fleet management tools, MLSI, a transportation technology development company, and ChemDirect, a business to business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of June 30, 2022 and December 31, 2021 were $40.2 million and $36.2 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs.

As of June 30, 2022, our cumulative upward adjustments were $26.2 million. The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Investment in equity securities	$—	$—	$4.0	$—

Equity Investments with Readily Determinable Fair Values

In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. In the three and six months ended June 30, 2022, the Company recognized pre-tax losses of $1.8 million and $10.1 million on its investment in TuSimple, respectively. In the three and six months ended June 30, 2021, the Company recognized a pre-tax gain of $20.2 million. See Note 5, Fair Value, for additional information on the fair value of our investment in TuSimple.

All of our equity investments are included in other noncurrent assets on the consolidated balance sheets with subsequent gains or losses recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

Subsequent Event

On July 1, 2022, the Company invested an additional $20.0 million in MLSI in exchange for preferred stock.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the period ended June 30, 2022.

(in millions)	Truckload	Logistics	Total
Balance at December 31, 2021	$226.3	$14.2	$240.5
Acquisition (see Note 2)	7.7	—	7.7
Acquisition adjustments (see Note 2)	(15.0)	—	(15.0)
Balance at June 30, 2022	$219.0	$14.2	$233.2

During the three months ended June 30, 2022, we recorded goodwill in conjunction with the acquisition of deBoer, and during the three and six months ended June 30, 2022, we made measurement period adjustments related to the acquisition of MLS, both of which were recorded within the Truckload segment. Refer to Note 2, Acquisitions, for further details.

At June 30, 2022 and December 31, 2021, we had accumulated goodwill impairment charges of $53.2 million, which consisted of $34.6 million and $18.6 million in our Truckload segment and Other, respectively.

The identifiable finite lived intangible assets other than goodwill listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisition of MLS. Our customer relationships and trademarks are amortized over a weighted-average amortization period of ten years. Refer to Note 2, Acquisitions, for further details.

	June 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3.2	$0.2	$3.0
Trademarks	6.8	0.3	6.5
Total intangible assets	$10.0	$0.5	$9.5

Amortization expense for intangible assets was $0.5 million for the three and six months ended June 30, 2022.

Estimated future amortization expense related to intangible assets is as follows:

(in millions)
Remaining 2022	$0.5
2023	1.0
2024	1.0
2025	1.0
2026	1.0
2027 and thereafter	5.0
Total	$9.5

8. DEBT AND CREDIT FACILITIES

As of June 30, 2022 and December 31, 2021, debt included the following:

(in millions)	June 30, 2022	December 31, 2021
Unsecured senior notes: principal maturities ranging from 2023 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.91% and 3.61% for 2022 and 2021, respectively	$205.0	$265.0
Current maturities	—	(60.0)
Long-term debt	$205.0	$205.0

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of June 30, 2022 or December 31, 2021. Standby letters of credit under this agreement amounted to $3.9 million at June 30, 2022 and December 31, 2021 and were primarily related to the requirements of certain of our real estate leases.

We also have a Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. We had no outstanding borrowings under this facility at June 30, 2022 or December 31, 2021. At June 30, 2022 and December 31, 2021, standby letters of credit under this agreement amounted to $73.3 million and $70.3 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

9. INCOME TAXES

Our effective income tax rate was 24.8% and 25.4% for the three months ended June 30, 2022 and 2021, respectively, and 25.1% and 25.2% for the six months ended June 30, 2022 and 2021, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income available to common shareholders	$129.8	$106.5	$221.9	$161.3

Denominator:
Weighted average common shares outstanding	178.0	177.6	177.8	177.5
Dilutive effect of share-based awards and options outstanding	0.5	0.3	0.7	0.3
Weighted average diluted common shares outstanding (1)	178.5	177.9	178.5	177.8

Basic earnings per common share	$0.73	$0.60	$1.25	$0.91
Diluted earnings per common share	0.73	0.60	1.24	0.91
(1)Weighted average diluted common shares outstanding may not sum due to rounding.

The calculation of diluted earnings per share excluded 0.6 million share-based awards and options that had an anti-dilutive effect for the three and six months ended June 30, 2022 and 0.6 million share-based awards and options that had an anti-dilutive effect for the three and six months ended June 30, 2021, respectively.

Subsequent Event - Dividends Declared

In July of 2022, the Board declared a quarterly cash dividend for the third fiscal quarter of 2022 in the amount of $0.08 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 9, 2022 and will be paid on October 10, 2022.

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

Share-based compensation expense was $3.0 million and $2.9 million for the three months ended June 30, 2022 and 2021, respectively, and $8.1 million and $7.1 million for the six months ended June 30, 2022 and 2021, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of June 30, 2022, we had $29.6 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.3 years.

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

At June 30, 2022, our firm commitments to purchase transportation equipment totaled $417.2 million.

In March of 2022, the Company recorded a $5.2 million charge as a result of an adverse audit assessment by a state jurisdiction over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The charge is included within operating supplies and expenses—net on the consolidated statements of comprehensive income for the six months ended June 30, 2022. The Company filed a request for appeal of the audit assessment with the state jurisdiction.

As previously disclosed, a representative of the former owners of WSL filed a lawsuit alleging that we did not fulfill certain obligations under the purchase and sale agreement and claiming that the former owners of WSL were entitled to damages including an additional payment of $40.0 million under an earn-out arrangement. On April 25, 2022, the Delaware Superior Court entered judgment in favor of the former owners of WSL, awarding $40.0 million in compensatory damages, plus prejudgment interest and the former owners’ attorneys’ fees, and the Company recorded an estimated total charge of $59.0 million in its results of operations as of March 31, 2022. The Company has since settled with the former owners of WSL for a total of $57.0 million, which is included within other current liabilities in the consolidated balance sheets as of June 30, 2022. Other general expenses on the consolidated statements of comprehensive income for the three and six months ended June 30, 2022 include a benefit of $2.0 million and expense of $57.0 million, respectively.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

As of December 31, 2021, our operating segments within the Truckload reportable segment were VTL and Bulk. The operating results of MLS, a standalone operating segment, have been aggregated into the Truckload reportable segment as it shares similar economic characteristics with our other Truckload operating segments and meets the other aggregation criteria described in ASC 280. As of June 7, 2022, the operating results of deBoer are also included within the Truckload reportable segment. VTL delivers truckload quantities over irregular routes and customer freight with dedicated contracts using dry van and specialty trailers. Bulk transports key inputs to manufacturing processes, such as specialty chemicals, using specialty trailers. MLS provides dedicated truckload services focusing primarily on freight with consistent routes.

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

The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $14.9 million and $12.1 million for the three months ended June 30, 2022 and 2021, respectively, and $34.4 million and $30.2 million for the six months ended June 30, 2022, and 2021 respectively.

Revenues by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Truckload	$571.6	$475.2	$1,120.0	$926.9
Intermodal	335.1	274.0	637.2	529.8
Logistics	521.3	430.7	1,067.0	786.6
Other	91.6	88.5	176.9	186.9
Fuel surcharge	249.0	110.2	415.0	200.4
Inter-segment eliminations	(21.7)	(17.8)	(48.7)	(41.2)
Operating revenues	$1,746.9	$1,360.8	$3,367.4	$2,589.4

Income (Loss) from Operations by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Truckload	$80.7	$73.6	$200.1	$111.9
Intermodal	42.3	34.9	81.2	54.9
Logistics	47.3	17.0	89.2	32.9
Other	6.3	0.3	(58.8)	2.3
Income from operations	$176.6	$125.8	$311.7	$202.0

Depreciation and Amortization by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Truckload	$63.7	$52.4	$120.8	$105.0
Intermodal	14.1	11.6	27.8	23.1
Logistics	0.1	0.1	0.1	0.1
Other	8.4	9.1	21.4	18.1
Depreciation and amortization	$86.3	$73.2	$170.1	$146.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2021.

INTRODUCTION

Company Overview

We are a transportation and logistics services company providing a broad portfolio of truckload, intermodal, and logistics solutions and operating one of the largest for-hire trucking fleets in North America. Our diversified portfolio of complementary service offerings enables us to serve the varied needs of our customers and provides us with a greater opportunity to allocate capital in a manner designed to maximize returns across all market cycles and economic conditions. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses while optimizing returns across reportable segments. Our strong balance sheet, scalable platform, and experienced operations team are supportive of our acquisition strategy which includes acquiring high-quality businesses that meet our disciplined selection criteria to enhance our service offerings and broaden our customer base.

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

Our intermodal services consists of door-to-door container on flat car (“COFC”) service through a combination of rail and dray transportation, in association with our rail carrier providers. Our intermodal business uses company-owned containers, chassis, and trucks with primarily company dray drivers, augmented by third-party dray capacity.

Our logistics services consist of freight brokerage (including Power Only which leverages our nationwide trailer pools to match capacity with customer demand), supply chain (including 3PL), warehousing, and import/export services. Our logistics business provides value-added services using both our assets and third-party capacity, augmented by our trailing assets, to manage and move our customers’ freight.

Our success depends on our ability to balance our transportation network and efficiently and effectively manage our resources in the delivery of truckload, intermodal, and logistics services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. We believe that our ability to properly select freight and adapt to changes in customer transportation needs allows us to efficiently deploy resources and make capital investments in trucks, trailers, containers, and chassis or obtain qualified third-party capacity at reasonable prices.

Consistent with the transportation industry, our business is seasonal across each of our segments, which generally translates to our reported revenues being the lowest in the first quarter and highest in the fourth quarter. Operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher maintenance expense and higher fuel consumption from increased idle time.

Recent Developments

Acquisitions

On December 31, 2021, the Company completed the acquisition of MLS, a privately held truckload carrier based in Celina, OH. MLS is a dedicated carrier that primarily serves the central U.S. and complements our growing dedicated operations. In 2022, MLS financial results are reported in dedicated operations as part of our Truckload segment.

On June 7, 2022, the Company completed the acquisition of deBoer, which provided us the opportunity to expand our company driver capacity, as well as our tractor and trailer fleet primarily within dedicated and Power Only operations. The Company is in the process of transitioning equipment and employees from deBoer to Schneider. Upon completion, deBoer operations will cease.

Refer to Note 2, Acquisitions, for additional details on our recent acquisitions.

Adverse Legal Judgment

On April 25, 2022, in connection with the litigation with the former owners of WSL, the Delaware Superior Court entered judgment in favor of the former owners, awarding $40.0 million in compensatory damages plus interest and attorneys’ fees, and the Company included an estimated total charge of $59.0 million in its results of operations as of March 31, 2022. In May of 2022, the parties re-evaluated their positions including the risks and benefits of a potential appeal of the Delaware Superior Court's judgment, and a final settlement was reached in the amount of $57.0 million. This final settlement has been recognized in our results of operations for the period ended June 30, 2022, and payment was made in July of 2022. Refer to Note 12, Commitments and Contingencies, for additional details.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2022	2021	2022	2021
Operating revenues	$1,746.9	$1,360.8	$3,367.4	$2,589.4
Revenues (excluding fuel surcharge) (1)	1,497.9	1,250.6	2,952.4	2,389.0
Income from operations	176.6	125.8	311.7	202.0
Adjusted income from operations (2)	174.8	125.8	323.2	202.0
Operating ratio	89.9%	90.8%	90.7%	92.2%
Adjusted operating ratio (3)	88.3%	89.9%	89.1%	91.5%
Net income	$129.8	$106.5	$221.9	$161.3
Adjusted net income (4)	128.4	106.5	230.5	161.3
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

Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Operating revenues	$1,746.9	$1,360.8	$3,367.4	$2,589.4
Less: Fuel surcharge revenues	249.0	110.2	415.0	200.4
Revenues (excluding fuel surcharge)	$1,497.9	$1,250.6	$2,952.4	$2,389.0

Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Income from operations	$176.6	$125.8	$311.7	$202.0
Litigation and audit assessments (1) (2)	(2.0)	—	62.2	—
Acquisition-related costs (3)	0.2	—	0.2	—
Property gain—net (4)	—	—	(50.9)	—
Adjusted income from operations	$174.8	$125.8	$323.2	$202.0
(1)Includes $5.2 million in charges related to an adverse audit assessment for prior period state sales tax on rolling stock equipment used within that state for the six months ended June 30, 2022. There were no similar charges for the three months ended June 30, 2022.
(2)Includes a benefit of $2.0 million and a charge of $57.0 million for an adverse settlement related to a lawsuit with former owners of WSL, inclusive of prejudgment interest and the former owners’ attorneys’ fees, for the three and six months ended June 30, 2022, respectively. Refer to Note 12, Commitments and Contingencies, for additional details.
(3)Advisory, legal, and accounting costs related to the acquisition of deBoer. Refer to Note 2, Acquisitions, for additional details.
(4)Net gain on the sale of our Canadian facility due to a change in approach to servicing Canada.

Adjusted operating ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2022	2021	2022	2021
Total operating expenses	$1,570.3	$1,235.0	$3,055.7	$2,387.4
Divide by: Operating revenues	1,746.9	1,360.8	3,367.4	2,589.4
Operating ratio	89.9%	90.8%	90.7%	92.2%

Total operating expenses	$1,570.3	$1,235.0	$3,055.7	$2,387.4
Adjusted for:
Fuel surcharge revenues	(249.0)	(110.2)	(415.0)	(200.4)
Litigation and audit assessments	2.0	—	(62.2)	—
Acquisition-related costs	(0.2)	—	(0.2)	—
Property gain—net	—	—	50.9	—
Adjusted total operating expenses	$1,323.1	$1,124.8	$2,629.2	$2,187.0

Operating revenues	$1,746.9	$1,360.8	$3,367.4	$2,589.4
Less: Fuel surcharge revenues	249.0	110.2	415.0	200.4
Revenues (excluding fuel surcharge)	$1,497.9	$1,250.6	$2,952.4	$2,389.0

Adjusted operating ratio	88.3%	89.9%	89.1%	91.5%

Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income	$129.8	$106.5	$221.9	$161.3
Litigation and audit assessments	(2.0)	—	62.2	—
Acquisition-related costs	0.2	—	0.2	—
Property gain—net	—	—	(50.9)	—
Income tax effect of non-GAAP adjustments (1)	0.4	—	(2.9)	—
Adjusted net income	$128.4	$106.5	$230.5	$161.3
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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Enterprise Results Summary

Enterprise net income increased $23.3 million, approximately 22%, in the second quarter of 2022 compared to the same quarter in 2021, primarily due to a $50.8 million increase in income from operations, partially offset by the corresponding increase in income taxes. In addition, the three months ended June 30, 2022 included a pre-tax equity investment loss of $1.8 million compared to a $20.2 million pre-tax gain during the three months ended June 30, 2021.

Adjusted net income increased $21.9 million, approximately 21%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $386.1 million, approximately 28%, in the second quarter of 2022 compared to the same quarter in 2021.

Factors contributing to the increase were as follows:
•a $138.8 million increase in fuel surcharge revenues resulting from increased fuel prices in the second quarter of 2022 compared to the same quarter in 2021, as well as fuel surcharge revenues from the acquisition of MLS;
•a $96.4 million increase in Truckload segment revenues (excluding fuel surcharge) resulting from improved revenue per truck per week, the addition of revenues (excluding fuel surcharge) from the acquisition of MLS, and incremental dedicated volumes, partially offset by lower network volumes due to driver capacity constraints and reduced network productivity;
•a $90.6 million increase in Logistics segment revenues (excluding fuel surcharge) driven by increased revenue per order, volume growth within our brokerage business (including our Power Only offering), and incremental port dray revenues largely resulting from continued port congestion and supply chain constraints; and
•a $61.1 million increase in Intermodal segment revenues (excluding fuel surcharge) due to improvement in revenue per order and an increase in orders despite continued network fluidity challenges.

Enterprise revenues (excluding fuel surcharge) increased $247.3 million, approximately 20%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $50.8 million, approximately 40%, in the second quarter of 2022 compared to the same quarter in 2021, primarily due to an increase in revenue per truck per week in Truckload, revenue per order in Intermodal, and net revenue per order in Logistics driven by strong freight market conditions and effective network and revenue management. Our dedicated Truckload volumes grew due to the acquisition of MLS and new business start-ups, while our brokerage business experienced a 12% increase in order volume driven by leveraging our Schneider FreightPower® digital platform and the continued expansion of our Power Only offering. The above factors were partially offset by an increase in driver-related costs resulting from costs incurred to attract and retain drivers and an increase in company drivers, higher rail purchased transportation costs within Intermodal, and fewer equipment sales resulting in lower gains.

Adjusted income from operations increased $49.0 million, approximately 39%.

Enterprise operating ratio improved on both a GAAP and adjusted basis when compared to the second quarter of 2021. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation increased $129.3 million, or 20%, quarter over quarter, primarily resulting from higher rail purchased transportation and third party carrier costs driven by increases in Intermodal rail cost per mile and Logistics volume growth, respectively.
•Salaries, wages, and benefits increased $65.3 million, or 24%, quarter over quarter, largely due to higher driver pay within Truckload and Intermodal resulting from pay increases and actions to address driver capacity constraints and an increase in company drivers. The acquisition of MLS and an increase in headcount across the organization contributed to the remaining increase quarter over quarter.
•Fuel and fuel taxes for company trucks increased $77.3 million, or 110%, quarter over quarter, driven primarily by an increase in cost per gallon, as well as additional fuel expense recorded related to the acquisition of MLS. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $13.1 million, or 18%, quarter over quarter, mainly due to the acquisition of MLS, which accounted for approximately half of the increase. The remaining increase was driven by additional depreciation expense incurred as a result of truck and container growth within Truckload and Intermodal, respectively.

•Operating supplies and expenses—net increased $35.6 million, or 30%, quarter over quarter, largely due to a decrease in gains on sales of property and equipment due to fewer equipment gains, an increase in equipment rental expense due to port congestion and higher customer dwell time, higher maintenance costs due to inflationary cost pressures, and additional rail storage expenses caused by network fluidity challenges and increased container count. These factors were partially offset by lower cost of goods sold in our leasing business due to a reduction in lease activity.
•Insurance and related expenses increased $8.1 million, or 48%, quarter over quarter, primarily due to unfavorability in auto liability relating to favorable claims frequency and severity in the prior year. The remaining increase can be attributed to increased claims frequency in the current year and insurance premium costs for MLS.
•Other general expenses increased $6.6 million, or 20%, quarter over quarter, primarily due to higher driver onboarding costs resulting from increased costs to attract and retain drivers due to constrained industry-wide capacity levels and the hiring of additional company drivers in 2022.

Total Other Expenses (Income)

Total other expenses increased $21.0 million, approximately 124%, in the second quarter of 2022 compared to the same quarter in 2021. This change was driven by a $1.8 million pre-tax loss on our equity investments in the second quarter of 2022 compared to a $20.2 million pre-tax gain in the second quarter of 2021. See Note 6, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes increased $6.5 million, approximately 18%, in the second quarter of 2022 compared to the same quarter in 2021, primarily due to higher taxable income. The effective income tax rate was 24.8% for the three months ended June 30, 2022 compared to 25.4% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income from Operations by Segment

The following tables summarize revenues and income from operations by segment.

	Three Months Ended June 30,
Revenues by Segment (in millions)	2022	2021
Truckload	$571.6	$475.2
Intermodal	335.1	274.0
Logistics	521.3	430.7
Other	91.6	88.5
Fuel surcharge	249.0	110.2
Inter-segment eliminations	(21.7)	(17.8)
Operating revenues	$1,746.9	$1,360.8

	Three Months Ended June 30,
Income from Operations by Segment (in millions)	2022	2021
Truckload	$80.7	$73.6
Intermodal	42.3	34.9
Logistics	47.3	17.0
Other	6.3	0.3
Income from operations	176.6	125.8
Adjustments:
Litigation and audit assessments	(2.0)	—
Acquisition-related costs	0.2	—
Adjusted income from operations	$174.8	$125.8

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
•Network - Transportation services of one-way shipments.

Beginning in 2022, MLS impacts are included within dedicated operations below.

	Three Months Ended June 30,
	2022	2021
Dedicated
Revenues (excluding fuel surcharge) (1) (8)	$305.3	$198.5
Average trucks (2) (3) (8)	6,004	4,156
Revenue per truck per week (4) (8)	$3,962	$3,719
Network
Revenues (excluding fuel surcharge) (1) (8)	$264.6	$276.8
Average trucks (2) (3) (8)	4,462	5,131
Revenue per truck per week (4) (8)	$4,619	$4,201
Total Truckload
Revenues (excluding fuel surcharge) (5)	$571.6	$475.2
Average trucks (2) (3) (8)	10,466	9,287
Revenue per truck per week (4) (8)	$4,242	$3,985
Average company trucks (3) (8)	8,477	6,930
Average owner-operator trucks (3) (8)	1,989	2,357
Trailers (6) (8)	41,236	36,519
Operating ratio (7)	85.9%	84.5%
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
(8)Excludes the impact of our acquisition of deBoer on June 7, 2022.

Truckload revenues (excluding fuel surcharge) increased $96.4 million, approximately 20%, in the second quarter of 2022 compared to the same quarter in 2021. The increase was primarily the result of a 22% increase in rate per loaded mile, achieved in support of inflationary operating costs and ongoing challenges with longer dwell times at customer locations, and a 7% increase in volume. Dedicated volumes grew due to the acquisition of MLS and new business start-ups, while network volumes decreased mainly due to continued driver capacity constraints. Dedicated average trucks grew approximately 1,800 units quarter over quarter, to approximately 6,000, further supporting increased volumes. Network average trucks declined nearly 700 units, to approximately 4,500.

Truckload income from operations increased $7.1 million, approximately 10%, in the second quarter of 2022 compared to the same quarter in 2021. Factors contributing to the increase in income from operations include favorable pricing conditions and network management, as well as increased volume within dedicated bolstered by the acquisition of MLS. These items were partially offset by reduced network volumes, an increase in driver-related costs resulting largely from pay increases and other actions taken to attract and retain drivers in a challenging driver market, and fewer equipment sales resulting in lower gains.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2022	2021
Orders (1)	119,563	113,894
Containers	28,381	22,179
Trucks (2)	1,590	1,729
Revenue per order (3)	$2,788	$2,399
Operating ratio (4)	87.4%	87.3%
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

Intermodal revenues (excluding fuel surcharge) increased $61.1 million, approximately 22%, in the second quarter of 2022 compared to the same quarter in 2021, primarily due to a $389, or 16%, improvement in revenue per order and a 5% increase in orders. Intermodal also grew its container count by 6,202, or 28%, quarter over quarter, which helped drive the increase in order count despite continued fluidity challenges resulting from supply chain constraints. Strong market conditions favorably impacted revenue per order and allowed for improvements in price, which were partially offset by shorter length of haul.

Intermodal income from operations increased $7.4 million, approximately 21%, in the second quarter of 2022 compared to the same quarter in 2021. This increase was mainly due to the factors impacting revenue discussed above, partially offset by higher rail-related costs, as well as incremental driver-related costs resulting largely from actions taken to attract and retain drivers.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended June 30,
	2022	2021
Operating ratio (1)	90.9%	96.1%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $90.6 million, approximately 21%, in the second quarter of 2022 compared to the same quarter in 2021. This was primarily due to an increase in revenue per order and a 12% increase in volume within our brokerage business due to both further leveraging our Schneider FreightPower® digital platform and continued expansion of our Power Only offering, in addition to incremental port dray revenues.

Logistics income from operations increased $30.3 million, approximately 178%, in the second quarter of 2022 compared to the same quarter in 2021. Expanded net revenue per order within our brokerage business, in addition to volume growth cited above within both brokerage and our port dray business, contributed to the increase in income from operations quarter over quarter.

Other

Other income from operations increased $6.0 million in the second quarter of 2022 compared to the same quarter in 2021. The increase was primarily driven by higher income from operations in our leasing business, in addition to a decrease in performance-based incentive compensation.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Enterprise Results Summary

Enterprise net income increased $60.6 million, approximately 38%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $109.7 million increase in income from operations, partially offset by the corresponding increase in income taxes. In addition, the six months ended June 30, 2022 included a pre-tax equity investment loss of $10.1 million compared to a $20.2 million pre-tax gain during the six months ended June 30, 2021.

Adjusted net income increased $69.2 million, approximately 43%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $778.0 million, approximately 30%, in the six months ended June 30, 2022 compared to the same period in 2021.

Factors contributing to the increase were as follows:
•a $280.4 million increase in Logistics segment revenues (excluding fuel surcharge) driven by increased revenue per order, volume growth within our brokerage business (including our Power Only offering), and incremental port dray revenues largely resulting from continued port congestion and supply chain constraints;
•a $214.6 million increase in fuel surcharge revenues resulting from increased fuel prices in the first half of 2022 compared to the same period in 2021, as well as fuel surcharge revenues from the acquisition of MLS;
•a $193.1 million increase in Truckload segment revenues (excluding fuel surcharge) resulting from improved revenue per truck per week, the addition of revenues (excluding fuel surcharge) from the acquisition of MLS, and increased dedicated volumes, partially offset by lower network volumes due to driver capacity constraints and reduced network productivity; and
•a $107.4 million increase in Intermodal segment revenues (excluding fuel surcharge) due to improvement in revenue per order and an increase in orders despite network fluidity constraints.

Enterprise revenues (excluding fuel surcharge) increased $563.4 million, approximately 24%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $109.7 million, approximately 54%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to an increase in revenue per truck per week in Truckload, revenue per order in Intermodal, and net revenue per order in Logistics driven by strong freight market conditions and effective network and revenue management. A net gain on sale of $50.9 million in connection with the sale of our Canadian facility due to a change in approach to servicing Canada also contributed to the increase. Our dedicated Truckload volumes grew with the acquisition of MLS and new business start-ups, while our brokerage business experienced an 18% increase in order volume driven by leveraging our Schneider FreightPower® digital platform and the continued expansion of our Power Only offering. The above factors were partially offset by a $57.0 million adverse settlement related to a lawsuit with former owners of WSL, an increase in driver-related costs resulting from costs incurred to attract and retain drivers and an increase in company drivers, and higher rail purchased transportation costs within Intermodal.

Adjusted income from operations increased $121.2 million, approximately 60%.

Enterprise operating ratio improved on both a GAAP and adjusted basis when compared to the same period of 2021. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation costs increased $310.9 million, or 26%, period over period, primarily resulting from increased third party carrier costs due to volume growth and higher purchased transportation costs per order within Logistics, as well as higher rail purchased transportation resulting from an increase in both rail costs and orders in Intermodal.
•Salaries, wages, and benefits increased $135.7 million, or 25%, period over period, largely due to higher driver pay within Truckload and Intermodal resulting from pay increases and actions to address driver capacity constraints and an increase in company drivers. The acquisition of MLS, an increase in headcount across the organization, and incremental healthcare costs contributed to the remaining increase period over period.
•Fuel and fuel taxes for company trucks increased $123.7 million, or 92%, period over period, driven by an increase in cost per gallon and additional fuel expense recorded related to the acquisition of MLS. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $23.8 million, or 16%, period over period, mainly due to the acquisition of MLS, which accounted for approximately half of the increase. The remaining increase was driven by additional depreciation expense incurred as a result of truck and container growth within Truckload and Intermodal, respectively.
•Operating supplies and expenses—net decreased $11.0 million, or 4%, period over period, largely due to an increase in gains on sales of property and equipment primarily relating to the sale of the Company’s Canadian facility in the first quarter of 2022, offset by fewer equipment sales period over period. Lower cost of goods sold in our leasing business due to a reduction in lease activity also contributed to the decrease in operating supplies and expenses—net period over period. These factors were partially offset by an increase in equipment rental expense due to port congestion and higher customer dwell time, higher maintenance costs due to inflationary cost pressures and the MLS acquisition, a $5.2 million increase in expense related to an adverse audit assessment over the applicability of state sales tax, and additional rail storage expenses caused by network fluidity challenges and increased container count.
•Insurance and related expenses increased $10.1 million, or 24%, period over period, primarily due to unfavorability in auto liability relating to favorable claims frequency and severity in the prior year. The remaining increase can be attributed to increased claims frequency in the current year and insurance premium costs for MLS.
•Other general expenses increased $75.1 million, or 122%, period over period, primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL and higher driver onboarding costs resulting from increased costs to attract and retain drivers due to constrained industry-wide capacity levels and the hiring of additional company drivers in 2022.

Total Other Expenses (Income)

Total other expenses increased $29.2 million, approximately 215%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $10.1 million pre-tax loss on our equity investments compared to a $20.2 million pre-tax gain recorded for the same period in 2021. See Note 6, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes increased $19.9 million, approximately 37%, in the six months ended June 30, 2022 compared to the same period in 2021 due to higher taxable income. The effective income tax rate was 25.1% for the six months ended June 30, 2022 compared to 25.2% for the same period last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Six Months Ended June 30,
Revenues by Segment (in millions)	2022	2021
Truckload	$1,120.0	$926.9
Intermodal	637.2	529.8
Logistics	1,067.0	786.6
Other	176.9	186.9
Fuel surcharge	415.0	200.4
Inter-segment eliminations	(48.7)	(41.2)
Operating revenues	$3,367.4	$2,589.4

	Six Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2022	2021
Truckload	$200.1	$111.9
Intermodal	81.2	54.9
Logistics	89.2	32.9
Other	(58.8)	2.3
Income from operations	311.7	202.0
Adjustments:
Litigation and audit assessments	62.2	—
Acquisition-related costs	0.2	—
Property gain—net	(50.9)	—
Adjusted income from operations	$323.2	$202.0

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
•Network - Transportation services of one-way shipments.

Beginning in 2022, MLS impacts are included within dedicated operations below.

	Six Months Ended June 30,
	2022	2021
Dedicated
Revenues (excluding fuel surcharge) (1) (8)	$585.4	$383.3
Average trucks (2) (3) (8)	5,860	4,140
Revenue per truck per week (4) (8)	$3,915	$3,622
Network
Revenues (excluding fuel surcharge) (1) (8)	$531.3	$541.7
Average trucks (2) (3) (8)	4,530	5,272
Revenue per truck per week (4) (8)	$4,596	$4,020
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,120.0	$926.9
Average trucks (2) (3) (8)	10,390	9,412
Revenue per truck per week (4) (8)	$4,212	$3,845
Average company trucks (3) (8)	8,353	6,995
Average owner-operator trucks (3) (8)	2,037	2,417
Trailers (6) (8)	41,236	36,519
Operating ratio (7)	82.1%	87.9%
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
(8)Excludes the impact of our acquisition of deBoer on June 7, 2022.

Truckload revenues (excluding fuel surcharge) increased $193.1 million, approximately 21%, in the six months ended June 30, 2022 compared to the same period in 2021, due to a 25% increase in rate per loaded mile, realized in response to the impacts of inflation on operating costs and ongoing challenges at customer locations resulting in longer dwell times, and a 6% increase in volume. Dedicated volumes grew due to the acquisition of MLS and new business start-ups, while network volumes declined mainly due to continued driver capacity constraints.

Truckload income from operations increased $88.2 million, approximately 79%, in the six months ended June 30, 2022 compared to the same period in 2021. Factors contributing to the increase in income from operations include favorable pricing conditions and network management, a $50.9 million net gain related to the sale of the Company’s Canadian facility, and additional dedicated volumes inclusive of the MLS acquisition. These items were partially offset by lower volumes within network, an increase in driver-related costs resulting largely from pay increases and other actions taken to attract and retain drivers due to constrained industry-wide capacity levels, and fewer equipment sales resulting in lower gains.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2022	2021
Orders (1)	229,790	222,679
Containers	28,381	22,179
Trucks (2)	1,590	1,729
Revenue per order (3)	$2,735	$2,351
Operating ratio (4)	87.3%	89.6%
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

Intermodal revenues (excluding fuel surcharge) increased $107.4 million, approximately 20%, in the six months ended June 30, 2022 compared to the same period in 2021. Contributing to the increase was a $384, or 16%, improvement in revenue per order driven primarily by strong market conditions partially offset by shorter length of haul, and a 3% increase in orders. Intermodal grew its container count by 6,202, or 28%, period over period, which helped drive the increase in order count despite fluidity challenges.

Intermodal income from operations increased $26.3 million, approximately 48%, in the six months ended June 30, 2022 compared to the same period in 2021, mainly the result of factors impacting revenues discussed above, partially offset by higher rail-related and dray execution costs.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Six Months Ended June 30,
	2022	2021
Operating ratio (1)	91.6%	95.8%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $280.4 million, approximately 36%, in the six months ended June 30, 2022 compared to the same period in 2021. This increase was mainly the result of an increase in revenue per order and 18% volume growth within our brokerage business driven by supportive market conditions and expansion of our Power Only offering and Schneider FreightPower® digital platform. Also contributing to the increase were additional port dray revenues resulting from continued port congestion and supply chain constraints.

Logistics income from operations increased $56.3 million, approximately 171%, in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to net revenue per order improvements within our brokerage business and volume growth within both brokerage and port dray, as cited above.

Other

Included in Other was a loss from operations of $58.8 million in the six months ended June 30, 2022 compared to income of $2.3 million in the same period in 2021. This change was primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL and $5.2 million of expense related to an adverse audit assessment over the applicability of state sales tax. This was partially offset by an increase in income from operations within our leasing business.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $150.0 million accounts receivable facility, for which our available capacity as of June 30, 2022 was $322.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$331.0	$244.8
Marketable securities	46.4	49.3
Total cash, cash equivalents, and marketable securities	$377.4	$294.1

Debt:
Senior notes	$205.0	$265.0
Finance leases	6.8	5.3
Total debt	$211.8	$270.3

Debt

At June 30, 2022, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our financing arrangements.

Cash Flows

The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$353.7	$255.0
Net cash used in investing activities	(180.3)	(134.9)
Net cash used in financing activities	(87.2)	(25.1)

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Operating Activities

Net cash provided by operating activities increased $98.7 million, approximately 39%, in the first six months of 2022 compared to the same period in 2021. The increase was a result of an increase in net income adjusted for various noncash charges and an increase in cash provided by working capital. Working capital changes were driven by an increase in other liabilities, primarily the result of a $57.0 million adverse judgment related to a lawsuit with former owners of WSL, partially offset by an increase in trade accounts receivable, which increased proportionately to revenue growth.

Investing Activities

Net cash used in investing activities increased $45.4 million, approximately 34%, in the first six months of 2022 compared to the same period in 2021. The increase in cash used was primarily driven by the acquisition of deBoer for $32.5 million, net of cash acquired; higher purchases of lease equipment; and an increase in net capital expenditures.

Net Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in millions)	2022	2021
Purchases of transportation equipment	$159.0	$153.6
Purchases of other property and equipment	22.0	22.5
Proceeds from sale of property and equipment	(71.0)	(76.6)
Net capital expenditures	$110.0	$99.5

Net capital expenditures increased $10.5 million in the first six months of 2022 compared to the same period in 2021. The increase was driven by a $5.6 million decrease in proceeds from the sale of property and equipment and a $5.4 million increase in purchases of transportation equipment mainly due to growth capital and higher costs for new equipment. The decrease in proceeds is primarily due to fewer equipment sales, offset by the sale of our Canadian facility in the first quarter of 2022.

Financing Activities

Net cash used in financing activities increased $62.1 million, approximately 247%, in the first six months of 2022 compared to the same period in 2021. The main driver of the increase in net cash used was a $60.0 million repayment of a private placement note in March of 2022.

Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for our contractual obligations as of December 31, 2021. There were no material changes to our contractual obligations during the six months ended June 30, 2022.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

The following risk factor replaces in its entirety the risk factor titled “We depend on railroads in the operation of our intermodal business, and therefore, our ability to offer intermodal services could be limited if we experience instability from third parties we use in that business” included in our 2021 Form 10-K. For the avoidance of doubt, only the final paragraph of this risk factor has been modified.

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

In addition, a portion of the freight we deliver through both our Intermodal and Truckload segments is imported to the U.S. through ports of call where workers are largely unionized, and which recently have been, subject to COVID-induced congestion, backlogs, and unloading delays. The ILWU is a labor union which primarily represents dock workers on the West Coast of the U.S. The ILWU’s current coast wide contract with west coast port owners expired on July 1, 2022. As of the date of this Quarterly Report on Form 10-Q, the ILWU and Pacific Maritime Association (“PMA”), which represents west coast port owners, had not entered into a new contract. In the previous four contract negotiations between the ILWU and port owners dating back to the late 1990s, negotiations went past the July 1 deadline, and in those contract years, work slowdowns or employer lockouts ensued. News reports indicate that the expiration of the contract without an extension removes mechanisms for handling workplace grievances and, as a result, may increase the likelihood of slowdowns if there are labor disputes at any relevant ports. Although, as of the date of this Quarterly Report on Form 10-Q, news reports indicate that port operations continue as normal while the ILWU and PMA continue to negotiate; there can be no guarantee that work stoppages, shipping backlogs, port congestion, or other disruptions at any of these ports will not occur. Any such event could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company does not have a share repurchase program and did not repurchase any equity securities during the three months ended June 30, 2022.

Limitation Upon Payment of Dividends

The 2018 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2018 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 25, 2022, the Board of the Company approved and adopted the DEP. The DEP is designed to allow a select group of management or highly compensated employees, as selected for participation, to defer the settlement of RSUs and PSUs granted under the Schneider National, Inc. 2017 Omnibus Incentive Plan, as amended, until separation from service, death, disability or until a fixed date occurring between one and ten years from the settlement date of the equity award, as specified by the participant when making a deferral election. The settlement date will be the earlier of death, disability, change in control, separation from service, or the date elected by the participant when making a deferral election.

The above descriptions of the DEP does not purport to be complete and is qualified in its entirety by reference to the DEP itself, a copy of which is attached to this report as Exhibit 10.1, and is incorporated herein in its entirety by reference.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*+	Schneider National, Inc. Deferred Equity Plan

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+    Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	July 28, 2022	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)