Form 10-Q
period 2022-09-30
Schneider National, Inc.
filed 2022-10-27
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes  ☐            No ☒
As of October 21, 2022, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 94,982,780 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNSF	Burlington Northern Santa Fe Railway Company
CARES	Coronavirus Aid, Relief, and Economic Security
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease 2019, including its variants
deBoer	deBoer Transportation, Inc.
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
ILWU	International Longshore and Warehouse Union
IPO	Initial Public Offering
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business.
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PMA	Pacific Maritime Association
PSI	Platform Science, Inc.
SEC	United States Securities and Exchange Commission
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
UP	Union Pacific Railroad Company
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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
The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: inflation, both in the U.S. and globally; our ability to successfully manage the demand, supply, and operational challenges and disruptions (including the impact of reduced freight volumes) associated with the COVID-19 pandemic and the associated responses of federal, state, and local governments and businesses; economic and business risks inherent in the truckload and transportation industry, including inflation and competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage tight truck capacity brought about by driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements (including dedicated arrangements) and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 heavy-duty tractors and trailers; our ability to attract and retain qualified drivers and owner-operators; our reliance on owner-operators to provide a portion of our truck fleet; our dependence on railroads in the operation of our intermodal business; our ability to successfully transition from BNSF to UP as our primary intermodal rail service provider by January 2023; potential port congestion or interruptions that may result from contract negotiations between the ILWU and west coast port owners; service instability, availability, and/or increased costs from third-party capacity providers used by our business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 14, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$1,675.3	$1,444.5	$5,042.7	$4,033.9
Operating expenses:
Purchased transportation	735.0	692.3	2,254.0	1,900.4
Salaries, wages, and benefits	356.0	290.2	1,034.4	832.9
Fuel and fuel taxes	133.4	70.3	390.9	204.1
Depreciation and amortization	88.2	74.2	258.3	220.5
Operating supplies and expenses—net	149.7	108.7	392.0	362.0
Insurance and related expenses	26.5	19.3	78.0	60.7
Other general expenses	41.1	35.8	178.0	97.6
Total operating expenses	1,529.9	1,290.8	4,585.6	3,678.2
Income from operations	145.4	153.7	457.1	355.7
Other expenses (income):
Interest income	(0.8)	(0.6)	(1.5)	(1.8)
Interest expense	2.1	3.3	7.1	9.7
Other expenses (income)—net	(23.6)	4.0	(12.3)	(14.8)
Total other expenses (income)—net	(22.3)	6.7	(6.7)	(6.9)
Income before income taxes	167.7	147.0	463.8	362.6
Provision for income taxes	41.9	37.0	116.1	91.3
Net income	125.8	110.0	347.7	271.3
Other comprehensive income (loss):
Foreign currency translation adjustment—net	(0.1)	(0.1)	—	0.1
Net unrealized loss on marketable securities—net of tax	(1.3)	(0.2)	(3.9)	(0.6)
Total other comprehensive loss—net	(1.4)	(0.3)	(3.9)	(0.5)
Comprehensive income	$124.4	$109.7	$343.8	$270.8

Weighted average shares outstanding	178.0	177.7	177.9	177.5
Basic earnings per share	$0.71	$0.62	$1.95	$1.53

Weighted average diluted shares outstanding	178.7	177.9	178.6	177.8
Diluted earnings per share	$0.70	$0.62	$1.95	$1.53
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$349.7	$244.8
Marketable securities	44.6	49.3
Trade accounts receivable—net of allowance of $10.9 million and $5.2 million, respectively	729.7	705.4
Other receivables	31.3	35.9
Current portion of lease receivables—net of allowance of $1.4 million and $1.1 million, respectively	112.7	110.6
Inventories	43.1	27.4
Prepaid expenses and other current assets	97.2	75.1
Total current assets	1,408.3	1,248.5
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,346.3	3,056.2
Land, buildings, and improvements	217.3	215.7
Other property and equipment	176.1	175.1
Total property and equipment	3,739.7	3,447.0
Less accumulated depreciation	1,538.6	1,396.0
Net property and equipment	2,201.1	2,051.0
Lease receivables	168.8	160.1
Internal use software and other noncurrent assets	299.4	237.2
Goodwill	228.3	240.5
Total noncurrent assets	2,897.6	2,688.8
Total Assets	$4,305.9	$3,937.3
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$374.9	$331.7
Accrued salaries, wages, and benefits	96.5	104.5
Claims accruals—current	75.0	83.9
Current maturities of debt and finance lease obligations	72.6	61.4
Other current liabilities	115.2	108.7
Total current liabilities	734.2	690.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	140.1	208.9
Claims accruals—noncurrent	94.4	88.5
Deferred income taxes	528.9	451.0
Other noncurrent liabilities	70.4	74.9
Total noncurrent liabilities	833.8	823.3
Total Liabilities	1,568.0	1,513.5
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,643,248 and 95,701,868 shares issued, and 94,980,485 and 94,626,740 shares outstanding, respectively	—	—
Additional paid-in capital	1,579.8	1,566.0
Retained earnings	1,162.0	857.8
Accumulated other comprehensive loss	(3.9)	—
Total Shareholders’ Equity	2,737.9	2,423.8
Total Liabilities and Shareholders’ Equity	$4,305.9	$3,937.3
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income	$347.7	$271.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258.3	220.5
Gains on sales of property and equipment—net	(75.2)	(48.0)
Proceeds from lease receipts	62.3	54.7
Deferred income taxes	72.4	21.6
Long-term incentive and share-based compensation expense	12.6	11.3
Gains on investments in equity securities—net	(15.8)	(17.1)
Other noncash items—net	(15.2)	0.6
Changes in operating assets and liabilities:
Receivables	(26.5)	(112.3)
Other assets	(53.8)	(53.3)
Payables	5.0	68.0
Claims reserves and other receivables—net	6.3	1.1
Other liabilities	0.2	(22.4)
Net cash provided by operating activities	578.3	396.0
Investing Activities:
Purchases of transportation equipment	(321.1)	(296.9)
Purchases of other property and equipment	(38.4)	(33.4)
Proceeds from sale of property and equipment	101.1	145.2
Proceeds from sale of off-lease inventory	19.9	13.2
Purchases of lease equipment	(80.4)	(72.8)
Proceeds from marketable securities	4.2	11.7
Purchases of marketable securities	(4.6)	(11.6)
Investments in equity securities	(24.1)	(5.0)
Acquisition of businesses, net of cash acquired	(28.1)	—
Net cash used in investing activities	(371.5)	(249.6)
Financing Activities:
Payments of debt and finance lease obligations	(61.3)	(0.5)
Dividends paid	(41.4)	(37.2)
Other financing activities	0.8	—
Net cash used in financing activities	(101.9)	(37.7)
Net increase in cash and cash equivalents	104.9	108.7
Cash and Cash Equivalents:
Beginning of period	244.8	395.5
End of period	$349.7	$504.2
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$50.4	$43.7
Dividends declared but not yet paid	16.1	14.0
Sale of assets in exchange for notes receivable	2.3	—
Cash paid during the period for:
Interest	8.3	10.0
Income taxes—net of refunds	38.0	77.7
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance—December 31, 2020	$—	$1,552.2	$502.5	$0.8	$2,055.5
Net income	—	—	54.8	—	54.8
Other comprehensive loss	—	—	—	(0.7)	(0.7)
Share-based compensation expense	—	4.5	—	—	4.5
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.6)	—	(12.6)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.7	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2021	—	1,555.1	544.7	0.1	2,099.9
Net income	—	—	106.5	—	106.5
Other comprehensive income	—	—	—	0.5	0.5
Share-based compensation expense	—	3.3	—	—	3.3
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.5)	—	(12.5)
Share issuances	—	0.7	—	—	0.7
Balance—June 30, 2021	—	1,559.1	638.7	0.6	2,198.4
Net income	—	—	110.0	—	110.0
Other comprehensive loss	—	—	—	(0.3)	(0.3)
Share-based compensation expense	—	3.4	—	—	3.4
Dividends declared at $0.07 per share of Class A and Class B common shares	—	—	(12.5)	—	(12.5)
Share issuances	—	0.1	—	—	0.1
Balance—September 30, 2021	$—	$1,562.6	$736.2	$0.3	$2,299.1

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance—December 31, 2021	$—	$1,566.0	$857.8	$—	$2,423.8
Net income	—	—	92.1	—	92.1
Other comprehensive loss	—	—	—	(1.5)	(1.5)
Share-based compensation expense	—	5.4	—	—	5.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.9)	—	(14.9)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	2.3	—	—	2.3
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2022	—	1,571.4	935.0	(1.5)	2,504.9
Net income	—	—	129.8	—	129.8
Other comprehensive loss	—	—	—	(1.0)	(1.0)
Share-based compensation expense	—	3.4	—	—	3.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.2)	—	(14.2)
Exercise of employee stock options	—	0.9	—	—	0.9
Balance—June 30, 2022	—	1,575.7	1,050.6	(2.5)	2,623.8
Net income	—	—	125.8	—	125.8
Other comprehensive loss	—	—	—	(1.4)	(1.4)
Share-based compensation expense	—	4.1	—	—	4.1
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.4)	—	(14.4)
Balance—September 30, 2022	$—	$1,579.8	$1,162.0	$(3.9)	$2,737.9
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

Property and Equipment

Gains and losses on property and equipment are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net on the consolidated statements of comprehensive income. For the three months ended September 30, 2022 and 2021, we recognized $11.4 million and $32.0 million of net gains on the sale of property and equipment, respectively, and for the nine months ended September 30, 2022 and 2021, we recognized $75.2 million and $48.0 million of net gains on the sale of property and equipment, respectively. Net gains during the nine months ended September 30, 2022 were primarily related to the sale of the Company’s Canadian facility.

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

2. ACQUISITIONS

deBoer Transportation, Inc.

We entered into a Securities Purchase Agreement, dated June 7, 2022, to acquire 100% of the outstanding equity of deBoer, a regional, dedicated carrier headquartered in Blenker, WI. The acquisition provided Schneider the opportunity to expand our tractor and trailer fleet primarily within our dedicated Truckload operations, as well as our company driver capacity. During the third quarter, the Company successfully transitioned equipment and employees from deBoer to Schneider, deBoer operations ceased, and drivers and equipment were deployed primarily within our Truckload segment.

The aggregate purchase price of the acquisition was approximately $34.6 million inclusive of certain cash and net working capital adjustments, and the assets acquired consisted primarily of rolling stock. The acquisition was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired were determined using Level 3 inputs, and the excess of the purchase price over the estimated fair value of the net assets resulted in $7.7 million of goodwill being recorded within the Truckload reportable segment at the time of acquisition. During the third quarter of 2022, $0.9 million of purchase price adjustments were made relating to deferred taxes and certain working capital amounts resulting in an adjusted goodwill balance of $6.8 million as of September 30, 2022. Certain amounts recorded in connection with the acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts.

Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $0.1 million and $0.3 million for the three and nine months ended September 30, 2022, respectively, and were included in other general expenses in the Company’s consolidated statements of comprehensive income.

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

The following table summarizes the preliminary purchase price allocation for MLS, including any adjustments during the measurement period.

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 31, 2021 Opening Balance Sheet	Adjustments	Adjusted December 31, 2021 Opening Balance Sheet
Cash and cash equivalents	$—	$1.8	$1.8
Trade accounts receivable—net of allowance	18.6	(6.1)	12.5
Other receivables	0.9	1.5	2.4
Prepaid expenses and other current assets	1.6	—	1.6
Net property and equipment	148.9	(0.8)	148.1
Internal use software and other noncurrent assets	—	11.7	11.7
Goodwill	122.7	(19.0)	103.7
Total assets acquired	292.7	(10.9)	281.8

Trade accounts payable	1.8	1.6	3.4
Accrued salaries, wages, and benefits	1.7	0.9	2.6
Claims accruals—current	7.5	(3.0)	4.5
Other current liabilities	7.2	(3.9)	3.3
Deferred income taxes	—	(1.1)	(1.1)
Other noncurrent liabilities	—	0.3	0.3
Total liabilities assumed	18.2	(5.2)	13.0

Net assets acquired	$274.5	$(5.7)	$268.8

The above adjustments made during the measurement period were primarily related to working capital, property and equipment, leases, claims accruals, deferred taxes, and intangible assets. The fair values of identifiable intangible assets, including customer relationships and trademarks, were based on valuations using income-based approaches. No material statement of comprehensive income effects were identified with these adjustments. While we may continue to adjust provisional amounts through December 31, 2022, we do not anticipate any material adjustments.

Combined unaudited pro forma operating revenues of the Company and MLS would have been approximately $1,495.0 million, and $4,189.0 million, during the three and nine months ended September 30, 2021, respectively, and our earnings for the same periods would not have been materially different.

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

Additional information related to our leases is as follows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$24.6	$23.3
Operating cash flows for finance leases	0.1	—
Financing cash flows for finance leases	1.3	0.5

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$17.8	$23.7
Finance leases	3.8	1.2

As of September 30, 2022, we had signed leases that had not yet commenced totaling $23.7 million. These leases will commence during the remainder of 2022 or the beginning of 2023 and have lease terms of one to seven years.

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

As of September 30, 2022 and December 31, 2021, investments in lease receivables were as follows:

(in millions)	September 30, 2022	December 31, 2021
Future minimum payments to be received on leases	$204.6	$193.9
Guaranteed residual lease values	128.2	123.3
Total minimum lease payments to be received	332.8	317.2
Unearned income	(51.3)	(46.5)
Net investment in leases	$281.5	$270.7

Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of September 30, 2022 was $39.5 million, which includes both current and future lease payments.

Lease payments are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of September 30, 2022, our lease payments past due were $3.9 million.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$53.1	$57.2	$146.2	$169.8
Cost of goods sold	(43.5)	(49.0)	(121.0)	(146.1)
Operating profit	$9.6	$8.2	$25.2	$23.7

Interest income on lease receivable	$9.4	$8.5	$27.3	$23.6

4. REVENUE RECOGNITION

Disaggregated Revenues

The majority of our revenues are related to transportation and have similar characteristics. MLS and deBoer revenues since the acquisition dates are included within Transportation revenues, consistent with the remainder of our Truckload segment. The following table summarizes our revenues by type of service.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2022	2021	2022	2021
Transportation	$1,551.1	$1,326.3	$4,663.2	$3,700.4
Logistics Management	66.5	56.4	221.1	149.7
Other	57.7	61.8	158.4	183.8
Total operating revenues	$1,675.3	$1,444.5	$5,042.7	$4,033.9

Quantitative Disclosure

The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	September 30, 2022
Expected to be recognized within one year
Transportation	$16.9
Logistics Management	10.8
Expected to be recognized after one year
Transportation	28.9
Logistics Management	9.7
Total	$66.3

This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	September 30, 2022	December 31, 2021
Other current assets—Contract assets	$36.2	$33.8
Other current liabilities—Contract liabilities	4.0	3.2

We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated services.

Non-monetary Consideration

Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income and consists primarily of transportation equipment. The amount of operating revenues recorded for these services was $2.3 million and $15.6 million during the three and nine months ended September 30, 2022, respectively, and $1.3 million during the three and nine months ended September 30, 2021.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	September 30, 2022	December 31, 2021
Equity investment in TuSimple (1)	1	$2.7	$12.7
Marketable securities (2)	2	44.6	49.3
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

The fair value of the Company’s debt was $197.3 million and $276.7 million as of September 30, 2022 and December 31, 2021, respectively. The carrying value of the Company’s debt was $205.0 million and $265.0 million as of September 30, 2022 and December 31, 2021, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.

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

Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of September 30, 2022 or December 31, 2021. Cost basis is determined using the specific identification method.

The following table presents the maturities and values of our marketable securities as of the dates shown.

	September 30, 2022			December 31, 2021
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	14 to 101	$20.0	$17.2	$19.9	$19.6
Corporate debt securities	2 to 60	17.0	15.8	20.3	20.4
State and municipal bonds	4 to 157	12.4	11.6	9.1	9.3
Total marketable securities		$49.4	$44.6	$49.3	$49.3

Equity Investments without Readily Determinable Fair Values

The Company’s primary strategic equity investments without readily determinable fair values include PSI, a provider of telematics and fleet management tools, MLSI, a transportation technology development company, and ChemDirect, a business to business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of September 30, 2022 and December 31, 2021 were $86.0 million and $36.2 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs.

As of September 30, 2022, our cumulative upward adjustments were $52.0 million. The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Investment in equity securities	$20.0	$—	$24.0	$—
Upward adjustments (1)	25.8	9.0	25.8	9.0
(1)Our updated investment values in 2022 and 2021 were determined using the backsolve method, a valuation approach that primarily uses an option pricing model to value shares based on the price paid for recently issued shares.

Equity Investments with Readily Determinable Fair Values

In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. In the three and nine months ended September 30, 2022, the Company recognized a pre-tax net gain of $0.1 million and a pre-tax net loss of $10.0 million on its investment in TuSimple, respectively. In the three and nine months ended September 30, 2021, the Company recognized a pre-tax net loss of $12.1 million and a pre-tax net gain of $8.1 million, respectively. See Note 5, Fair Value, for additional information on the fair value of our investment in TuSimple.

All of our equity investments are included in other noncurrent assets on the consolidated balance sheets with subsequent gains or losses recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the period ended September 30, 2022.

(in millions)	Truckload	Logistics	Total
Balance at December 31, 2021	$226.3	$14.2	$240.5
Acquisition (see Note 2)	7.7	—	7.7
Acquisition adjustments (see Note 2)	(19.9)	—	(19.9)
Balance at September 30, 2022	$214.1	$14.2	$228.3

During the nine months ended September 30, 2022, we recorded goodwill in conjunction with the acquisition of deBoer, and during the three and nine months ended September 30, 2022, we made measurement period adjustments related to the acquisitions of deBoer and MLS, both of which were recorded within the Truckload segment. Refer to Note 2, Acquisitions, for further details.

At September 30, 2022 and December 31, 2021, we had accumulated goodwill impairment charges of $53.2 million, which consisted of $34.6 million and $18.6 million in our Truckload segment and Other, respectively.

The identifiable finite lived intangible assets other than goodwill listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisition of MLS. Our customer relationships and trademarks are amortized over a weighted-average amortization period of ten years. Refer to Note 2, Acquisitions, for further details.

	September 30, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3.2	$0.2	$3.0
Trademarks	6.8	0.5	6.3
Total intangible assets	$10.0	$0.7	$9.3

Amortization expense for intangible assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

Estimated future amortization expense related to intangible assets is as follows:

(in millions)
Remaining 2022	$0.3
2023	1.0
2024	1.0
2025	1.0
2026	1.0
2027 and thereafter	5.0
Total	$9.3

8. DEBT AND CREDIT FACILITIES

As of September 30, 2022 and December 31, 2021, debt included the following:

(in millions)	September 30, 2022	December 31, 2021
Unsecured senior notes: principal maturities ranging from 2023 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.90% and 3.61% for 2022 and 2021, respectively	$205.0	$265.0
Current maturities	(70.0)	(60.0)
Long-term debt	$135.0	$205.0

Our Credit Agreement (the “2018 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an increase in total commitment up to $150.0 million, for a total potential commitment of $400.0 million through August 2023. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of September 30, 2022 or December 31, 2021. Standby letters of credit under this agreement amounted to $0.1 million and $3.9 million for September 30, 2022 and December 31, 2021, respectively, and were primarily related to the requirements of certain of our real estate leases. The Company plans to renew the 2018 Credit Facility Agreement in the fourth quarter of 2022.

We also have a Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. We had no outstanding borrowings under this facility at September 30, 2022 or December 31, 2021. At September 30, 2022 and December 31, 2021, standby letters of credit under this agreement amounted to $77.1 million and $70.3 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

9. INCOME TAXES

Our effective income tax rate was 25.0% and 25.2% for the three months ended September 30, 2022 and 2021, respectively, and 25.0% and 25.2% for the nine months ended September 30, 2022 and 2021, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income available to common shareholders	$125.8	$110.0	$347.7	$271.3
Denominator:
Weighted average common shares outstanding	178.0	177.7	177.9	177.5
Dilutive effect of share-based awards and options outstanding	0.7	0.2	0.7	0.3
Weighted average diluted common shares outstanding (1)	178.7	177.9	178.6	177.8

Basic earnings per common share	$0.71	$0.62	$1.95	$1.53
Diluted earnings per common share	0.70	0.62	1.95	1.53
(1)Weighted average diluted common shares outstanding may not sum due to rounding.

The calculation of diluted earnings per share excluded 0.3 million share-based awards and options that had an anti-dilutive effect for the three and nine months ended September 30, 2022 and 0.8 million share-based awards and options that had an anti-dilutive effect for the three and nine months ended September 30, 2021, respectively.

Subsequent Event - Dividends Declared

In October of 2022, the Board of Directors declared a quarterly cash dividend for the fourth fiscal quarter of 2022 in the amount of $0.08 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 9, 2022 and will be paid on January 10, 2023.

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

Share-based compensation expense was $3.8 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively, and $11.9 million and $10.2 million for the nine months ended September 30, 2022 and 2021, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of September 30, 2022, we had $25.3 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.1 years.

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

At September 30, 2022, our firm commitments to purchase transportation equipment totaled $508.0 million.

During the first quarter of 2022, the Company recorded a $5.2 million charge as a result of an adverse audit assessment by a state jurisdiction over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The charge is included within operating supplies and expenses—net on the consolidated statements of comprehensive income for the nine months ended September 30, 2022. The Company filed a request for appeal of the audit assessment with the state jurisdiction.

As previously disclosed, a representative of the former owners of WSL filed a lawsuit alleging that we did not fulfill certain obligations under the purchase and sale agreement and claiming that the former owners of WSL were entitled to damages including an additional payment of $40.0 million under an earn-out arrangement. On April 25, 2022, the Delaware Superior Court entered judgment in favor of the former owners of WSL, awarding $40.0 million in compensatory damages, plus prejudgment interest and the former owners’ attorneys’ fees, and the Company recorded an estimated total charge of $59.0 million in its results of operations as of March 31, 2022. During the second quarter of 2022, the Company settled with the former owners of WSL for a total of $57.0 million, which was subsequently paid during the third quarter of 2022, and included within other general expenses on the consolidated statements of comprehensive income for the nine months ended September 30, 2022.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

As of December 31, 2021, our operating segments within the Truckload reportable segment were VTL and Bulk. The operating results of MLS, a standalone operating segment, have been aggregated into the Truckload reportable segment as it shares similar economic characteristics with our other Truckload operating segments and meets the other aggregation criteria described in ASC 280. The operating results of deBoer are also included within the Truckload reportable segment from the date of acquisition through when their operations ceased in July and their assets were deployed throughout the business. VTL delivers truckload quantities over irregular routes and customer freight with dedicated contracts using dry van and specialty trailers. Bulk transports key inputs to manufacturing processes, such as specialty chemicals, using specialty trailers. MLS provides dedicated truckload services focusing primarily on freight with consistent routes.

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

The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $19.0 million and $16.0 million for the three months ended September 30, 2022 and 2021, respectively, and $53.4 million and $46.1 million for the nine months ended September 30, 2022, and 2021 respectively.

Revenues by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Truckload	$571.2	$484.4	$1,691.2	$1,411.3
Intermodal	334.7	295.7	971.9	825.5
Logistics	464.2	474.6	1,531.2	1,261.2
Other	97.3	98.0	274.2	284.9
Fuel surcharge	233.5	114.4	648.5	314.8
Inter-segment eliminations	(25.6)	(22.6)	(74.3)	(63.8)
Operating revenues	$1,675.3	$1,444.5	$5,042.7	$4,033.9

Income (Loss) from Operations by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Truckload	$83.2	$85.1	$283.3	$197.0
Intermodal	31.1	45.7	112.3	100.6
Logistics	27.9	22.1	117.1	55.0
Other	3.2	0.8	(55.6)	3.1
Income from operations	$145.4	$153.7	$457.1	$355.7

Depreciation and Amortization by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Truckload	$62.8	$52.1	$183.6	$157.1
Intermodal	14.6	12.4	42.4	35.5
Logistics	—	0.1	0.1	0.2
Other	10.8	9.6	32.2	27.7
Depreciation and amortization	$88.2	$74.2	$258.3	$220.5

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

Our logistics services consist of freight brokerage (including Power Only which leverages our nationwide trailer pools to match third-party capacity with customer demand), supply chain (including 3PL), warehousing, and import/export services. Our logistics business provides value-added services using both our assets and third-party capacity, augmented by our trailing assets, to manage and move our customers’ freight.

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

On June 7, 2022, the Company completed the acquisition of deBoer, which provided us the opportunity to expand our company driver capacity, as well as our tractor and trailer fleet primarily within our dedicated Truckload operations. During the third quarter, the Company successfully transitioned equipment and employees from deBoer to Schneider, deBoer operations ceased, and drivers and equipment were deployed primarily within Truckload.

Refer to Note 2, Acquisitions, for additional details on our recent acquisitions.

Adverse Legal Judgment

On April 25, 2022, in connection with the litigation with the former owners of WSL, the Delaware Superior Court entered judgment in favor of the former owners, awarding $40.0 million in compensatory damages plus interest and attorneys’ fees, and the Company included an estimated total charge of $59.0 million in its results of operations as of March 31, 2022. In May of 2022, the parties re-evaluated their positions including the risks and benefits of a potential appeal of the Delaware Superior Court's judgment, and a final settlement was reached in the amount of $57.0 million. This final settlement has been recognized in our results of operations for the nine months ended September 30, 2022, and payment was made in the third quarter of 2022. Refer to Note 12, Commitments and Contingencies, for additional details.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2022	2021	2022	2021
Operating revenues	$1,675.3	$1,444.5	$5,042.7	$4,033.9
Revenues (excluding fuel surcharge) (1)	1,441.8	1,330.1	4,394.2	3,719.1
Income from operations	145.4	153.7	457.1	355.7
Adjusted income from operations (2)	145.5	153.7	468.7	355.7
Operating ratio	91.3%	89.4%	90.9%	91.2%
Adjusted operating ratio (3)	89.9%	88.4%	89.3%	90.4%
Net income	$125.8	$110.0	$347.7	$271.3
Adjusted net income (4)	125.9	110.0	356.4	271.3
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

Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Operating revenues	$1,675.3	$1,444.5	$5,042.7	$4,033.9
Less: Fuel surcharge revenues	233.5	114.4	648.5	314.8
Revenues (excluding fuel surcharge)	$1,441.8	$1,330.1	$4,394.2	$3,719.1

Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Income from operations	$145.4	$153.7	$457.1	$355.7
Litigation and audit assessments (1) (2)	—	—	62.2	—
Acquisition-related costs (3)	0.1	—	0.3	—
Property gain—net (4)	—	—	(50.9)	—
Adjusted income from operations	$145.5	$153.7	$468.7	$355.7
(1)Includes $5.2 million in charges related to an adverse audit assessment for prior period state sales tax on rolling stock equipment used within that state for the nine months ended September 30, 2022.
(2)Includes a $57.0 million charge for an adverse settlement related to a lawsuit with former owners of WSL, inclusive of prejudgment interest and the former owners’ attorneys’ fees, for the nine months ended September 30, 2022. Refer to Note 12, Commitments and Contingencies, for additional details.
(3)Advisory, legal, and accounting costs related to the Company’s acquisitions. Refer to Note 2, Acquisitions, for additional details.
(4)Net gain on the sale of our Canadian facility due to a change in approach to servicing Canada.

Adjusted operating ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2022	2021	2022	2021
Total operating expenses	$1,529.9	$1,290.8	$4,585.6	$3,678.2
Divide by: Operating revenues	1,675.3	1,444.5	5,042.7	4,033.9
Operating ratio	91.3%	89.4%	90.9%	91.2%

Total operating expenses	$1,529.9	$1,290.8	$4,585.6	$3,678.2
Adjusted for:
Fuel surcharge revenues	(233.5)	(114.4)	(648.5)	(314.8)
Litigation and audit assessments	—	—	(62.2)	—
Acquisition-related costs	(0.1)	—	(0.3)	—
Property gain—net	—	—	50.9	—
Adjusted total operating expenses	$1,296.3	$1,176.4	$3,925.5	$3,363.4

Operating revenues	$1,675.3	$1,444.5	$5,042.7	$4,033.9
Less: Fuel surcharge revenues	233.5	114.4	648.5	314.8
Revenues (excluding fuel surcharge)	$1,441.8	$1,330.1	$4,394.2	$3,719.1

Adjusted operating ratio	89.9%	88.4%	89.3%	90.4%

Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$125.8	$110.0	$347.7	$271.3
Litigation and audit assessments	—	—	62.2	—
Acquisition-related costs	0.1	—	0.3	—
Property gain—net	—	—	(50.9)	—
Income tax effect of non-GAAP adjustments (1)	—	—	(2.9)	—
Adjusted net income	$125.9	$110.0	$356.4	$271.3
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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Enterprise Results Summary

Enterprise net income increased $15.8 million, approximately 14%, in the third quarter of 2022 compared to the same quarter in 2021. Income from operations declined $8.3 million during that same period inclusive of a $20.6 million decline in gains on sales of property and equipment. Changes in our equity investments for the three months ended September 30, 2022 included pre-tax net gains of $25.9 million compared to $3.1 million in pre-tax net losses during the three months ended September 30, 2021. A corresponding increase in income taxes partially offset the net increase in pre-tax income.

Adjusted net income increased $15.9 million, approximately 14%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $230.8 million, approximately 16%, in the third quarter of 2022 compared to the same quarter in 2021.

Factors contributing to the increase were as follows:
•a $119.1 million increase in fuel surcharge revenues resulting from increased fuel prices in the third quarter of 2022 compared to the same quarter in 2021, as well as fuel surcharge revenues from the acquisition of MLS;
•an $86.8 million increase in Truckload segment revenues (excluding fuel surcharge) resulting from improved revenue per truck per week, the addition of revenues (excluding fuel surcharge) from the acquisition of MLS, and incremental dedicated volumes, partially offset by lower network volumes due to a return to more balanced market conditions and reduced network productivity; and
•a $39.0 million increase in Intermodal segment revenues (excluding fuel surcharge) due to an increase in revenue per order and orders despite continued network fluidity challenges.

The above factors were partially offset by:
•a $10.4 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order due to moderating market conditions, partially offset by volume growth within our brokerage business (including our Power Only offering) in addition to incremental port dray revenues.

Enterprise revenues (excluding fuel surcharge) increased $111.7 million, approximately 8%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations decreased $8.3 million, approximately 5%, in the third quarter of 2022 compared to the same quarter in 2021, primarily due to higher rail purchased transportation costs within Intermodal, an increase in driver-related costs resulting from pay increases and an increase in company drivers, fewer equipment sales resulting in lower gains, and higher maintenance costs due to inflationary cost pressures and the MLS acquisition. The above factors were partially offset by an increase in revenue per order in Intermodal, revenue per truck per week in Truckload, and net revenue per order in Logistics driven by effective network and revenue management. Our dedicated Truckload volumes grew due to the acquisition of MLS and new business start-ups, while our brokerage business experienced a 5% increase in order volume driven by the continued expansion of our Power Only offering and leveraging our Schneider FreightPower® digital platform.

Adjusted income from operations decreased $8.2 million, approximately 5%.

Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the third quarter of 2021. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation increased $42.7 million, or 6%, quarter over quarter, primarily resulting from higher rail purchased transportation driven by increases in Intermodal rail cost per mile. These increases were partially offset by a decline in third-party carrier costs within Logistics due to lower purchased transportation costs per order driven by moderating market conditions.
•Salaries, wages, and benefits increased $65.8 million, or 23%, quarter over quarter, largely due to higher driver pay within Truckload and Intermodal resulting from pay increases and an increase in company drivers. The acquisition of MLS and an increase in headcount across the organization contributed to the remaining increase quarter over quarter.
•Fuel and fuel taxes for company trucks increased $63.1 million, or 90%, quarter over quarter, driven primarily by an increase in cost per gallon, as well as additional fuel expense recorded related to the acquisition of MLS. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $14.0 million, or 19%, quarter over quarter, mainly due to the acquisition of MLS, which accounted for nearly half of the increase. The remaining increase was driven by additional depreciation expense incurred as a result of truck and trailer growth within Truckload and container growth within Intermodal.

•Operating supplies and expenses—net increased $41.0 million, or 38%, quarter over quarter, largely resulting from a decrease in gains on sales of property and equipment due to fewer equipment gains, higher maintenance costs due to inflationary cost pressures and the MLS acquisition, additional rail storage expenses caused by network fluidity challenges, and an increase in equipment rental expense driven by port congestion and higher customer dwell time. These factors were partially offset by lower cost of goods sold in our leasing business due to a reduction in lease activity.
•Insurance and related expenses increased $7.2 million, or 37%, quarter over quarter, primarily due to increases in auto liability insurance costs relating to favorable claims frequency and severity in the prior year. The remaining increase was also attributable to increased claims frequency in the current year and insurance premium costs for MLS.
•Other general expenses increased $5.3 million, or 15%, quarter over quarter, primarily related to increased professional service costs.

Total Other Expenses (Income)

Total other expenses decreased $29.0 million in the third quarter of 2022 compared to the same quarter in 2021. This change was driven by a $25.9 million pre-tax gain on our equity investments in the third quarter of 2022 compared to a $3.1 million pre-tax net loss in the third quarter of 2021. See Note 6, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes increased $4.9 million, approximately 13%, in the third quarter of 2022 compared to the same quarter in 2021, primarily due to higher taxable income. The effective income tax rate was 25.0% for the three months ended September 30, 2022 compared to 25.2% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income from Operations by Segment

The following tables summarize revenues and income from operations by segment.

	Three Months Ended September 30,
Revenues by Segment (in millions)	2022	2021
Truckload	$571.2	$484.4
Intermodal	334.7	295.7
Logistics	464.2	474.6
Other	97.3	98.0
Fuel surcharge	233.5	114.4
Inter-segment eliminations	(25.6)	(22.6)
Operating revenues	$1,675.3	$1,444.5

	Three Months Ended September 30,
Income from Operations by Segment (in millions)	2022	2021
Truckload	$83.2	$85.1
Intermodal	31.1	45.7
Logistics	27.9	22.1
Other	3.2	0.8
Income from operations	145.4	153.7
Adjustments:
Acquisition-related costs	0.1	—
Adjusted income from operations	$145.5	$153.7

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
•Network - Transportation services of one-way shipments.

MLS and deBoer impacts are included within dedicated operations below beginning in the first and third quarters of 2022, respectively.

	Three Months Ended September 30,
	2022	2021
Dedicated
Revenues (excluding fuel surcharge) (1)	$306.7	$204.0
Average trucks (2) (3)	6,020	4,240
Revenue per truck per week (4)	$3,925	$3,706
Network
Revenues (excluding fuel surcharge) (1)	$265.3	$279.9
Average trucks (2) (3)	4,526	4,942
Revenue per truck per week (4)	$4,514	$4,364
Total Truckload
Revenues (excluding fuel surcharge) (5)	$571.2	$484.4
Average trucks (2) (3)	10,546	9,182
Revenue per truck per week (4)	$4,178	$4,060
Average company trucks (3)	8,560	6,875
Average owner-operator trucks (3)	1,986	2,307
Trailers (6)	42,980	36,434
Operating ratio (7)	85.4%	82.4%
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

Truckload revenues (excluding fuel surcharge) increased $86.8 million, approximately 18%, in the third quarter of 2022 compared to the same quarter in 2021, due to an 11% increase in volume resulting from the acquisition of MLS and new business start-ups within dedicated, while network volumes decreased mainly due to a return to more balanced market conditions. Rate per loaded mile also increased 5%, achieved in support of inflationary operating costs and ongoing challenges with longer dwell times at customer locations, and was partially offset by reduced network productivity. Additionally, dedicated average trucks grew nearly 1,800 units quarter over quarter to approximately 6,000, which was a milestone crossed in the second quarter of 2022 and further supported increased volumes. Network average trucks declined approximately 400 units quarter over quarter to approximately 4,500.

Truckload income from operations decreased $1.9 million, approximately 2%, in the third quarter of 2022 compared to the same quarter in 2021. Factors contributing to the decrease in income from operations include reduced network volumes, an increase in driver-related costs resulting largely from pay increases and more company drivers within dedicated, fewer equipment sales resulting in lower gains, and higher maintenance costs due to inflationary cost pressures and the MLS acquisition. These items were mostly offset by favorable pricing conditions, as well as volume growth within dedicated bolstered by the acquisition of MLS.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended September 30,
	2022	2021
Orders (1)	115,743	111,801
Containers	28,308	23,796
Trucks (2)	1,691	1,569
Revenue per order (3)	$2,936	$2,624
Operating ratio (4)	90.7%	84.5%
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

Intermodal revenues (excluding fuel surcharge) increased $39.0 million, approximately 13%, in the third quarter of 2022 compared to the same quarter in 2021, primarily due to a $312, or 12%, improvement in revenue per order, a result of higher rate per mile, and a 4% increase in orders. Intermodal also grew its container count by 4,512, or 19%, from the third quarter of 2021, which helped drive the increase in order count despite continued fluidity challenges resulting from supply chain constraints, including the impact of rail labor negotiations.

Intermodal income from operations decreased $14.6 million, approximately 32%, in the third quarter of 2022 compared to the same quarter in 2021. Factors contributing to the decrease in income from operations include higher rail-related costs, mainly due to network fluidity issues which put upward pressure on carrier rates, increased dray execution costs, and nonrecurring costs related to the transition to the UP as our Western rail provider on January 1, 2023.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended September 30,
	2022	2021
Operating ratio (1)	94.0%	95.3%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) decreased $10.4 million, approximately 2%, in the third quarter of 2022 compared to the same quarter in 2021. This was primarily due to a decrease in revenue per order driven by moderating market conditions. The decrease was partially offset by increased volume within our brokerage business due to further leveraging our Schneider FreightPower® digital platform, continued expansion of our Power Only offering, and incremental port dray revenues.

Logistics income from operations increased $5.8 million, approximately 26%, in the third quarter of 2022 compared to the same quarter in 2021. Increased net revenue per order within our brokerage business, in addition to volume growth cited above, contributed to the increase in income from operations quarter over quarter.

Other

Other income from operations increased $2.4 million in the third quarter of 2022 compared to the same quarter in 2021. The increase was primarily driven by a higher income from operations in our leasing business and a decrease in performance-based incentive compensation.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Enterprise Results Summary

Enterprise net income increased $76.4 million, approximately 28%, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $101.4 million increase in income from operations, partially offset by the corresponding increase in income taxes.

Adjusted net income increased $85.1 million, approximately 31%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues increased $1,008.8 million, approximately 25%, in the nine months ended September 30, 2022 compared to the same period in 2021.

Factors contributing to the increase were as follows:
•a $333.7 million increase in fuel surcharge revenues resulting from increased fuel prices in the first nine months of 2022 compared to the same period in 2021, as well as fuel surcharge revenues from the acquisition of MLS;
•a $279.9 million increase in Truckload segment revenues (excluding fuel surcharge) driven by improved revenue per truck per week, the addition of revenues (excluding fuel surcharge) from the acquisition of MLS, and increased dedicated volumes, partially offset by lower network volumes due to driver capacity constraints primarily in the first half of 2022, reduced network productivity, and a return to more balanced market conditions in the third quarter of 2022;
•a $270.0 million increase in Logistics segment revenues (excluding fuel surcharge) resulting from increased revenue per order in the first half of 2022, volume growth within our brokerage business (including our Power Only offering), and incremental port dray revenues predominately in the first half of 2022 driven by port congestion and supply chain constraints; and
•a $146.4 million increase in Intermodal segment revenues (excluding fuel surcharge) due to an increase in revenue per order and orders despite network fluidity constraints.

Enterprise revenues (excluding fuel surcharge) increased $675.1 million, approximately 18%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations increased $101.4 million, approximately 29%, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to an increase in revenue per truck per week in Truckload, revenue per order in Intermodal, and net revenue per order in Logistics driven by strong freight market conditions in the first half of 2022, in addition to effective network and revenue management. A net gain on sale of $50.9 million in connection with the sale of our Canadian facility due to a change in approach to servicing Canada also contributed to the increase. Our dedicated Truckload volumes grew with the acquisition of MLS and new business start-ups, while our brokerage business experienced a 13% increase in order volume driven by leveraging our Schneider FreightPower® digital platform and the continued expansion of our Power Only offering. The above factors were partially offset by an increase in driver-related costs resulting from pay increases, costs incurred to attract and retain drivers, and an increase in company drivers. Higher rail purchased transportation costs within Intermodal, a $57.0 million adverse settlement related to a lawsuit with former owners of WSL, fewer equipment sales resulting in lower gains, and higher maintenance costs due to inflationary cost pressures also partially offset the favorable impacts on income from operations noted above.

Adjusted income from operations increased $113.0 million, approximately 32%.

Enterprise operating ratio (operating expenses as a percentage of operating revenues) improved on both a GAAP and adjusted basis when compared to the same period of 2021. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation costs increased $353.6 million, or 19%, period over period, primarily resulting from increased third-party carrier costs within Logistics due to volume growth and higher purchased transportation costs per order during the first half of 2022, as well as higher rail purchased transportation resulting from an increase in both rail costs and orders in Intermodal.
•Salaries, wages, and benefits increased $201.5 million, or 24%, period over period, largely due to higher driver pay within Truckload and Intermodal resulting from pay increases and actions to address driver capacity constraints, in addition to an increase in company drivers. The acquisition of MLS, an increase in headcount across the organization, and incremental healthcare costs contributed to the remaining increase period over period.
•Fuel and fuel taxes for company trucks increased $186.8 million, or 92%, period over period, driven by an increase in cost per gallon and additional fuel expense recorded related to the acquisition of MLS. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $37.8 million, or 17%, period over period, mainly due to the acquisition of MLS, which accounted for nearly half of the increase. The remaining increase was driven by additional depreciation expense incurred as a result of truck and container growth within Truckload and Intermodal, respectively.
•Operating supplies and expenses—net increased $30.0 million, or 8%, period over period, driven by fewer equipment sales period over period, an increase in equipment rental expense largely due to port congestion, higher maintenance costs due to inflationary cost pressures and the MLS acquisition, additional rail storage expenses caused by network fluidity challenges, and a $5.2 million increase in expense related to an adverse audit assessment over the applicability of state sales tax. These factors were partially offset by the gain relating to the sale of the Company’s Canadian facility in the first quarter of 2022 and lower cost of goods sold in our leasing business due to a reduction in lease activity.
•Insurance and related expenses increased $17.3 million, or 29%, period over period, primarily due to increases in auto liability insurance costs relating to favorable claims frequency and severity in the prior year. The remaining increase can be attributed to increased claims frequency in the current year and insurance premium costs for MLS.
•Other general expenses increased $80.4 million, or 82%, period over period, primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL and higher driver onboarding costs resulting from increased costs to attract and retain drivers and the hiring of additional company drivers in 2022.

Total Other Expenses (Income)

Total other expenses increased $0.2 million, approximately 3%, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $15.8 million pre-tax gain on our equity investments compared to a $17.1 million pre-tax gain recorded for the same period in 2021, partially offset by a $1.2M decrease in interest expense. See Note 6, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes increased $24.8 million, approximately 27%, in the nine months ended September 30, 2022 compared to the same period in 2021 due to higher taxable income. The effective income tax rate was 25.0% for the nine months ended September 30, 2022 compared to 25.2% for the same period last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Nine Months Ended September 30,
Revenues by Segment (in millions)	2022	2021
Truckload	$1,691.2	$1,411.3
Intermodal	971.9	825.5
Logistics	1,531.2	1,261.2
Other	274.2	284.9
Fuel surcharge	648.5	314.8
Inter-segment eliminations	(74.3)	(63.8)
Operating revenues	$5,042.7	$4,033.9

	Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2022	2021
Truckload	$283.3	$197.0
Intermodal	112.3	100.6
Logistics	117.1	55.0
Other	(55.6)	3.1
Income from operations	457.1	355.7
Adjustments:
Litigation and audit assessments	62.2	—
Acquisition-related costs	0.3	—
Property gain—net	(50.9)	—
Adjusted income from operations	$468.7	$355.7

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
•Network - Transportation services of one-way shipments.

MLS and deBoer impacts are included within dedicated operations below beginning in the first and third quarters of 2022, respectively.

	Nine Months Ended September 30,
	2022	2021
Dedicated
Revenues (excluding fuel surcharge) (1)	$892.1	$587.3
Average trucks (2) (3)	5,908	4,182
Revenue per truck per week (4)	$3,922	$3,643
Network
Revenues (excluding fuel surcharge) (1)	$796.6	$821.6
Average trucks (2) (3)	4,533	5,159
Revenue per truck per week (4)	$4,564	$4,133
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,691.2	$1,411.3
Average trucks (2) (3)	10,441	9,341
Revenue per truck per week (4)	$4,201	$3,914
Average company trucks (3)	8,420	6,960
Average owner-operator trucks (3)	2,021	2,381
Trailers (6)	42,980	36,434
Operating ratio (7)	83.2%	86.0%
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

Truckload revenues (excluding fuel surcharge) increased $279.9 million, approximately 20%, in the nine months ended September 30, 2022 compared to the same period in 2021, due to a 12% increase in rate per loaded mile, realized in response to the impacts of inflation on operating costs and ongoing challenges at customer locations resulting in longer dwell times, partially offset by reduced network productivity. Additionally, an 8% increase in volume resulted from the acquisition of MLS and new business start-ups within dedicated, while network volumes declined mainly due to driver capacity constraints in the first half of 2022 and a return to more balanced market conditions in the third quarter of 2022.

Truckload income from operations increased $86.3 million, approximately 44%, in the nine months ended September 30, 2022 compared to the same period in 2021. Factors contributing to the increase in income from operations include favorable pricing conditions, a $50.9 million net gain related to the sale of the Company’s Canadian facility, and additional dedicated volumes inclusive of the MLS acquisition. These items were partially offset by lower volumes within network; an increase in driver-related costs resulting largely from pay increases, actions taken to attract and retain drivers, and an increase in company drivers within dedicated; fewer equipment sales resulting in lower gains; and higher maintenance costs due to inflationary cost pressures.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
Orders (1)	345,533	334,480
Containers	28,308	23,796
Trucks (2)	1,691	1,569
Revenue per order (3)	$2,803	$2,442
Operating ratio (4)	88.4%	87.8%
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

Intermodal revenues (excluding fuel surcharge) increased $146.4 million, approximately 18%, in the nine months ended September 30, 2022 compared to the same period in 2021. Contributing to the increase was a $361, or 15%, improvement in revenue per order and a 3% increase in volume; both of which were driven by strong market conditions in the first half of the year. This was partially offset by shorter length of haul. Intermodal grew its container count by 4,512, or 19%, period over period, which helped drive the increase in order count despite fluidity challenges.

Intermodal income from operations increased $11.7 million, approximately 12%, in the nine months ended September 30, 2022 compared to the same period in 2021, mainly the result of factors impacting revenues discussed above, partially offset by higher rail-related and dray execution costs.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
Operating ratio (1)	92.4%	95.6%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $270.0 million, approximately 21%, in the nine months ended September 30, 2022 compared to the same period in 2021. This increase was mainly the result of an increase in revenue per order and 13% volume growth within our brokerage business driven by supportive market conditions in the first half of 2022, and expansion of our Power Only offering and Schneider FreightPower® digital platform. Also contributing to the increase were additional port dray revenues predominately in the first half of 2022 resulting from port congestion and supply chain constraints.

Logistics income from operations increased $62.1 million, approximately 113%, in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to net revenue per order improvements in addition to volume growth within both brokerage and our port dray business.

Other

Included in Other was a loss from operations of $55.6 million in the nine months ended September 30, 2022 compared to income of $3.1 million in the same period in 2021. The change was primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL and $5.2 million of expense related to an adverse audit assessment over the applicability of state sales tax. The above items were partially offset by an increase in income from operations within our leasing business.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $150.0 million accounts receivable facility, for which our available capacity as of September 30, 2022 was $322.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.

The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$349.7	$244.8
Marketable securities	44.6	49.3
Total cash, cash equivalents, and marketable securities	$394.3	$294.1

Debt:
Senior notes	$205.0	$265.0
Finance leases	7.7	5.3
Total debt	$212.7	$270.3

Debt

At September 30, 2022, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our financing arrangements.

Cash Flows

The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by operating activities	$578.3	$396.0
Net cash used in investing activities	(371.5)	(249.6)
Net cash used in financing activities	(101.9)	(37.7)

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Operating Activities

Net cash provided by operating activities increased $182.3 million, approximately 46%, in the first nine months of 2022 compared to the same period in 2021. The increase was a result of an increase in net income adjusted for various noncash charges and a decrease in cash used for working capital. Working capital changes were driven by a decrease in cash used for trade accounts receivable and other liabilities, primarily the result of a larger increase in trade accounts receivable during 2021 than in 2022 and prior year’s $30.7 million payment of payroll taxes deferred under the CARES Act.

Investing Activities

Net cash used in investing activities increased $121.9 million, approximately 49%, in the first nine months of 2022 compared to the same period in 2021. The increase in cash used was primarily driven by an increase in net capital expenditures; the acquisition of deBoer for $32.5 million, net of cash acquired; and additional investments in equity securities in 2022.

Net Capital Expenditures

The following table sets forth our net capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2022	2021
Purchases of transportation equipment	$321.1	$296.9
Purchases of other property and equipment	38.4	33.4
Proceeds from sale of property and equipment	(101.1)	(145.2)
Net capital expenditures	$258.4	$185.1

Net capital expenditures increased $73.3 million in the first nine months of 2022 compared to the same period in 2021. The increase was driven by a $44.1 million decrease in proceeds from the sale of property and equipment and a $24.2 million increase in purchases of transportation equipment mainly due to growth capital and higher costs for new equipment. The decrease in proceeds is primarily due to fewer equipment sales, partially offset by the sale of our Canadian facility in the first quarter of 2022.

Financing Activities

Net cash used in financing activities increased $64.2 million, approximately 170%, in the first nine months of 2022 compared to the same period in 2021. The main driver of the increase in net cash used was a $60.0 million repayment of a private placement note in March of 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for our contractual obligations as of December 31, 2021. There were no material changes to our contractual obligations during the nine months ended September 30, 2022.

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

The following risk factor replaces in its entirety the risk factor titled “We depend on railroads in the operation of our intermodal business, and therefore, our ability to offer intermodal services could be limited if we experience instability from third parties we use in that business” included in our 2021 Form 10-K. For the avoidance of doubt, only the second and final paragraphs of this risk factor have been modified.

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

In certain markets and rail corridors, rail service is limited to a few railroads or even a single railroad due to the lack of competition. Our ability to provide intermodal services in certain traffic lanes is likely to be reduced or constricted if any of the Class I railroads were to discontinue service or have interruptions of service in those lanes or if the overall quality of rail service in those lanes were to deteriorate. Since 2020, the National Carriers’ Conference Committee (“NCC”), which represents all major Class 1 freight railroads in the U.S., as well as many smaller freight and passenger lines in national collective bargaining and labor organizations representing North American rail workers have been engaged in negotiations to settle disputes of rates of pay, rules, and working conditions for railroad workers, but those negotiations failed to progress. A three-person presidential emergency board, created and appointed by President Biden, became involved in the process and conducted hearings in July and August and were also unsuccessful in resolving the dispute. A federally mandated cooling-off period for negotiations expired on September 16, 2022, opening the possibility of a nationwide strike by rail workers or lockout by the railroads. On September 16, 2022, the major railroads and unions representing railroad workers reached a tentative agreement thereby averting significant rail and shipping disruptions in the U.S. The deal must still be ratified by the 12 unions representing the rail workers; however, while the ratification process remains pending, the rail workers have agreed not to strike. As of the date of this Quarterly Report on Form 10-Q, six unions have ratified the agreement; two unions have rejected the agreement; one union initially rejected the agreement but recently reached a new tentative agreement after continued negotiations with the railroads; one union, the third largest rail union, recently rejected the agreement but will maintain the status quo during continued negotiations until at least November 19, 2022; and the remaining two unions will hold votes by November 20, 2022. If an agreement is not ultimately ratified or rail service is interrupted or experiences a deterioration in quality due to the ongoing labor dispute, it could have a material adverse effect on our business.

Our contracts with the railroads are subject to periodic renewal, and our intermodal business may be adversely affected by any adverse change in our contract terms with the railroads, our relationships with the railroads, or declines in service and volume levels provided by the railroads.

In addition, a portion of the freight we deliver through both our Intermodal and Truckload segments is imported to the U.S. through ports of call where workers are largely unionized, and which recently have been, subject to COVID-induced congestion, backlogs, and unloading delays. The ILWU is a labor union which primarily represents dock workers on the West Coast of the U.S. The ILWU’s current coast wide contract with west coast port owners expired on July 1, 2022. As of the date of this Quarterly Report on Form 10-Q, the ILWU and PMA, which represents west coast port owners, had not entered into a new contract. In the previous four contract negotiations between the ILWU and port owners dating back to the late 1990s, negotiations went past the July 1 deadline, and in those contract years, work slowdowns or employer lockouts ensued. News reports indicate that the expiration of the contract without an extension removes mechanisms for handling workplace grievances and, as a result, may increase the likelihood of slowdowns if there are labor disputes at any relevant ports, and that there have been recent actions at certain ports, including refusal to work in specific areas or on specific vessels due to safety concerns, as well as accusations of work slowdown tactics by the ILWU. Although, as of the date of this Quarterly Report on Form 10-Q, there have been no reports or signs of work stoppages or strikes while the ILWU and PMA continue to negotiate and the reported incidents generally haven’t delayed cargo movement; there can be no guarantee that work stoppages, shipping backlogs, port congestion, or other disruptions at any of these ports will not occur or that confrontations over work disputes won’t escalate. Furthermore, according to news reports, throughout the first half of 2022 cargo had been re-routed to East Coast ports in preparation for labor issues at West Coast ports. If cargo continues to be re-routed due to ongoing labor issues, the East Coast ports may also experience increased congestion for the foreseeable future. In addition, recent news reports indicate that the security guards at the Los Angeles-Long Beach Ports voted to authorize a strike, although a date was not set, and it is possible that dock workers would not cross picket lines in the event of strike by security guards at those ports. Any such event could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company does not have a share repurchase program and did not repurchase any equity securities during the three months ended September 30, 2022.

Limitation Upon Payment of Dividends

The 2018 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2018 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	October 27, 2022	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)