Form 10-K
period 2022-12-31
Schneider National, Inc.
filed 2023-02-17
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐         No ☒

The aggregate market value of Class B common stock held by non-affiliates on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,211.9 million. The registrant’s Class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s Class A common stock is convertible into one share of the registrant’s Class B common stock.

As of February 14, 2023, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 95,001,189 shares of Class B common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SCHNEIDER NATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022
i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ACT	Advanced Clean Trucks
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEV	Battery-electric vehicle
Board	Board of Directors
CARB	California Air Resources Board
CARES	Coronavirus Aid, Relief, and Economic Security
CCA	Cloud Computing Arrangement
ChemDirect	Fortem Invenio, Inc.
Clearinghouse	Commercial Driver’s License Drug and Alcohol Clearinghouse
CODM	Chief Operating Decision Maker
deBoer	deBoer Transportation, Inc.
DHS	Department of Homeland Security
DOL	Department of Labor
DOT	Department of Transportation
DSU	Deferred Stock Unit
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization
EPA	United States Environmental Protection Agency
FLSA	Fair Labor Standards Act of 1938
FMCSA	Federal Motor Carrier Safety Administration
FTFM	First to Final Mile operating segment
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HOS	Hours of Service
ILWU	International Longshore and Warehouse Union
IPO	Initial Public Offering
IRS	Internal Revenue Service
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
LTL	Less than Truckload. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business.
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
NHTSA	National Highway Traffic Safety Administration
NYSE	New York Stock Exchange
OSHA	Occupational Safety and Health Administration
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SaaS	Software as a Service
SCDM	Supply Chain and Distribution Management operating segment
SEC	United States Securities and Exchange Commission
TMS	Transportation Management System
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)

U.S.	United States
Voting Trust	Schneider National, Inc. Voting Trust
VTL	Van Truckload operating segment
WBCL	Wisconsin Business Corporation Law
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
ZEV	Zero-emission vehicles

PART I

ITEM 1. BUSINESS

References to “notes” are to the notes to consolidated financial statements included in this Annual Report on Form 10-K.
Company Overview
Schneider National, Inc. and its subsidiaries (together “Schneider,” the “Company,” “we,” “us,” or “our”) are among the largest providers of surface transportation and logistics solutions in North America. We offer a multimodal portfolio of services and an array of capabilities and resources that leverage artificial intelligence, data science, and analytics to provide innovative solutions that coordinate the timely, safe, and effective movement of customer products. The Company offers truckload, intermodal, and logistics services to a diverse customer base throughout the continental U.S., Canada, and Mexico. We were founded in 1935 and have been a publicly held holding company since our IPO in 2017. Our stock is publicly traded on the NYSE under the ticker symbol “SNDR.”
Our diversified portfolio of complementary service offerings enables us to serve the varied needs of our customers and to allocate capital in a manner that seeks to maximize returns across all market cycles and economic conditions. Our service offerings include transportation of full-truckload freight, which we directly transport utilizing either our company-owned transportation equipment and company drivers, owner-operators, or third-party carriers under contract with us. We have arrangements with most of the major North American rail carriers to transport freight in containers. We also provide customized freight movement, transportation equipment, labor, systems, and delivery services tailored to meet individual customer requirements, which typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local deliveries, freight handling, specialized equipment, and freight network design. In addition, we provide comprehensive logistics services with a network of over 64,000 qualified third-party carriers. We categorize our operations into the following reportable segments:
•Truckload – Over the road freight transportation via dry van, bulk, temperature-controlled, and flat-bed trailers across either network or dedicated configurations. Freight is transported and delivered by our company-employed drivers in company trucks and by owner-operators with company-owned trailers and executed through long-haul or regional services, including customized solutions for high-value and time-sensitive loads throughout North America.
•Intermodal – Door-to-door container on flat car service through a combination of rail and dray transportation, in association with our rail providers. Our intermodal business uses company-owned containers, chassis, and trucks with primarily company dray drivers, augmented by third-party dray capacity.
•Logistics – Asset-light freight brokerage (including both traditional brokerage and Power Only services which leverage our nationwide company-owned trailer pools to match third-party capacity with customer demand), supply chain (including 3PL), warehousing, and import/export services. Our logistics business provides value-added services using both our assets and third-party capacity, augmented by our trailing assets, to manage and move customers’ freight.
Consistent with the transportation industry, our business can be seasonal across each of our segments, which generally translates to our reported revenues being the lowest in the first quarter and highest in the fourth quarter. Operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher maintenance expense and higher fuel consumption from increased idle time.
For more information on our reportable segments, see Note 14, Segment Reporting.
Additionally, we lease equipment to third parties through our wholly owned subsidiary Schneider Finance, Inc., which is primarily engaged in leasing trucks to owner-operators including, but not limited to, owner-operators with whom we contract, and we provide insurance for both company drivers and owner-operators through our wholly owned insurance subsidiary.
Our Mission and Strategy
We are driven by our uncompromising values to safely deliver goods that enhance the lives of people everywhere. We forge long-term relationships with our customers as an integral partner in, and extension of, their supply chains. Our strategy is based on delivering superior experiences to our customers utilizing an integrated, multimodal approach to provide capacity-oriented solutions centered on delivering customer value and industry-leading service. We believe our operating strategy adds value to customers, fuels our earnings, and generates shareholder returns. We continually analyze opportunities for capital investment and effective capital deployment to provide additional value for our customers and increase returns for our shareholders.

Business Developments
Acquisitions
On December 31, 2021, the Company completed the acquisition of MLS, a privately held truckload carrier based in Celina, OH. MLS is a dedicated carrier that primarily serves the central U.S. and complements our growing dedicated operations. In 2022, MLS financial results are reported in dedicated operations as part of our Truckload segment.
On June 7, 2022, the Company completed the acquisition of deBoer, which provided us the opportunity to expand our tractor and trailer fleet primarily within our dedicated Truckload operations, as well as our company driver capacity. During the second half of 2022, the Company successfully transitioned equipment and employees from deBoer to Schneider, deBoer operations ceased, and drivers and equipment were deployed primarily within Truckload.
Refer to Note 2, Acquisitions, for additional details on our recent acquisitions.
Foreign Operations
During the first quarter of 2022, the Company announced a change in approach to servicing Canada and the sale of its Guelph, Ontario facility, which resulted in the recognition of a net gain of $50.9 million in operating supplies and expenses—net in the consolidated statements of comprehensive income. The Company still engages in the movement of cross-border Canadian freight, but no longer has Canadian-based operations.
On November 30, 2022, the Company sold 100% of its China-based logistics operations to certain members of the Company’s local management team in China as those operations were no longer profitable or strategic. The sale resulted in the recognition of a $5.0 million loss, which was recorded within operating supplies and expenses—net in the consolidated statements of comprehensive income. This sale is not expected to have a material effect on our results of operations or consolidated financial statements.
Industry and Competition
Truckload
The trucking industry plays a vital role in providing both growth and stability in the U.S. economy and moves the vast majority of freight volume in the U.S. It is a highly competitive and fragmented industry, characterized by numerous small carriers. Increased regulations and initiatives to improve the safety and reduce emissions of the U.S. trucking industry have impacted industry dynamics in recent years and are discussed in the Regulation section below. Our Truckload segment competes with thousands of dry van and specialty equipment carriers. While we compete with many smaller carriers on a regional basis, only a limited number of carriers represent competition in all markets across North America.
Intermodal
The domestic intermodal segment is highly consolidated amongst three of the largest intermodal providers, including our Intermodal segment, and operates a significant portion of the U.S. domestic container fleet. Our Intermodal segment competes with intermodal providers and other transportation service companies, including truckload carriers.
Logistics
The logistics industry is a large, fast-growing, and fragmented market that represents an integral part of the global economy. Logistics plans, implements, and controls the movement and storage of goods, generally using the assets of others. Our Logistics segment competes with other logistics companies, brokerage businesses, and truckload carriers.
Customers
During the year ended December 31, 2022, we offered our services to approximately 8,300 customers across our portfolio, including nearly 150 Fortune 500 companies, and all of our top 25 customers used services from all three of our reportable segments. Our Logistics segment manages over 64,000 qualified carrier relationships and managed approximately $3.0 billion of third-party freight in 2022.
Our revenue is derived from a diverse customer base. We maintain a broad end-market footprint, encompassing numerous industries including consumer products, retail, chemicals, electronics and appliances, e-commerce, auto, home improvement, and food and beverage. Our diversified revenue mix and customer base allow for revenue and yield management stability throughout the year, despite the fact that many of our customers are also affected by seasonal fluctuations.

Transportation Equipment
Our company-owned transportation equipment fleet was comprised of the following at December 31, 2022:

Transportation Equipment Type	Approximate Number of Units
Over-the-road sleeper cab tractors	7,300
Day cab tractors	2,600
Other tractors (yard tractors, straight trucks, and training tractors)	300
Trailers	44,000
Containers	28,500
Chassis	21,000
Human Capital Management
Schneider is committed to promoting a diverse and inclusive culture that values and respects the varied talents and perspectives of our associates. We recognize the advantage of hiring and retaining associates who help us create value for our shareholders.
Associates and Workforce
As of December 31, 2022, we employed approximately 17,050 associates, 67% of whom are drivers with the remaining 33% consisting of mechanics and warehouse personnel, managers, and other corporate office associates. Approximately 16% of our associates are based at our headquarters in Green Bay, Wisconsin. We have not experienced any work stoppages and consider our associate relations to be good. Currently, five of our company drivers are members of an organized labor union, as a result of a commitment we made in the 1980s to allow this group of drivers to finish their careers at Schneider while remaining union members. None of our other associates are represented by a labor union.
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
Associate Recruitment, Development, and Retention
•Company drivers - As a result of retirements, high turnover rates, and the challenges of attracting new drivers, the industry and the long-haul truckload sector, in particular, have been characterized by persistent shortages of truck drivers. Recognizing the essential role that our drivers play in the ability to serve our customers, we remain focused on making our driver experience the best in the industry. We employ measures to improve retention, and our turnover rate is generally consistent with the industry standard. Those measures include offering drivers competitive salaries and benefits, establishing driver pay scales which provide for increasing pay by experience level and performance, offering both live and remote driver training by experienced driving instructors, and maintaining a modern truck fleet with the latest safety technology, all of which focus on improving the overall driver experience.
•Non-driver Company associates - Our mechanics, warehouse personnel, managers, and other corporate office associates help to facilitate and coordinate service to customers, ensure equipment is operational and well-maintained, and generally support our operations. As we strive to offer best-in-class service to our customers, we focus on hiring top talent and providing them with opportunities for development and growth within their roles and throughout the organization. We utilize a performance management system that incorporates goals and development plans that are assessed semiannually to better position associates for future career growth. Succession planning is regularly performed to help identify and develop a pipeline of talent in critical roles within our organization. Additionally, we routinely conduct market analyses to ensure wages and benefits remain competitive, and we offer associates classroom, virtual, and web-based training options through our comprehensive learning program.
Associate Engagement
We promote associate engagement throughout our organization. We conduct biennial associate surveys to measure associate satisfaction and garner ideas to improve workforce engagement. Survey results are used to implement programs that will enhance associate connectivity with the Company which is believed to lead to increased innovation, productivity, and profitability.

Diversity and Inclusion
We believe diversity fuels innovation, improves strategic thinking, and cultivates leadership. ‘Respect for All’ is one of our four core values. We embrace and seek diversity that is inclusive of thought, race, ethnicity, gender, age, religion, sexual orientation, experience, and background. Furthering our Company’s diversity goals and objectives has been incorporated into the selection of and performance management process for our leaders and associates. We have also established Cultural Connections, an internal group committed to educating ourselves and coworkers on ongoing social issues and fostering interpersonal relationships across cultures both at Schneider and in the community, and in 2022, we were named a “Best Employer for Women” and a “Best Employer for Diversity” by Forbes.
Safety
“Safety first and always” is a Schneider core value. We believe we have a responsibility to our associates, customers, and the community to operate safely. Our safety culture is built on five key components:
•Driver hiring and drug testing. We hire both experienced drivers and drivers new to the industry through a comprehensive hiring process. As part of that process, we voluntarily choose to use hair testing in addition to mandated urine-based drug testing. While costing more per driver, hair testing is generally more accurate than urine-based testing.
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
•Equipment and technology. We invest in trucks that are configured with roll stability, collision mitigation, lane departure warning, and forward-facing cameras. Driving behavior is electronically monitored, alerts are provided to the driver situationally, and performance is documented for subsequent coaching. We also employ electronic logging to improve HOS compliance and reduce fatigue occurrences.
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
Owner-Operators
In addition to the company drivers we employ, we enter into contracts with independent contractors who work as “owner-operators”. Owner-operators are small business owners who own and maintain their own trucks, may employ drivers they hire, and provide us with services under a contractual arrangement whereby they are generally responsible for the costs of truck ownership and operating expenses. Owner-operators select their own load assignments, have control over their schedule, and are compensated on a per load basis. Owner-operators tend to be experienced drivers and represented approximately 16% of driver capacity as of December 31, 2022.
Environmental, Social, and Governance
We prioritize doing business responsibly and embrace that we have a role to play in the betterment of society. At Schneider, we define sustainability broadly as safe and responsible practices that strengthen the economy and create a safer world. We seek to accomplish this by maintaining a modern fleet to maximize fuel and energy efficiency, leveraging our intermodal service to convert loads from truck to rail, consolidating freight whenever possible, and continuing to introduce technologies to coordinate the movement of products timely, safely, and efficiently. Additionally, we continue to evaluate alternative fuel vehicles, and our efforts to improve overall fleet fuel efficiency and reduce GHG emissions are ongoing. We are in the process of adding nearly 100 Class 8 battery-electric zero emission trucks to our California fleet to contribute toward the Company’s goal of cutting its carbon dioxide emissions by 7.5% per mile by 2025 and 60% per mile by 2035, and we continue to look for opportunities to expand our battery-electric fleet. In addition to efforts to make our fleet more efficient and reduce emissions, we are focused on improving sustainability at our operating facilities including upgrading to high-efficiency lighting, enhancing existing programs for recycling motor oil, tires, and batteries, and building a new innovation center that will leverage geothermal energy and solar energy to maximize resource efficiency. We are an EPA SmartWay® Transport Partner and are proud to be one of only four freight carriers to receive the EPA’s SmartWay® Award of Excellence each year since the award was created. We were the first company to receive the National Safety Council’s Green Cross for Safety Award for two consecutive years. As always, we continue to ingrain safety into our corporate culture and strive to conduct all of our operations as safely as possible.

Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies. In 2022, we made 99% of our fuel purchases through negotiated volume purchase discounts. We store fuel in underground storage tanks at five locations and in above-ground storage tanks at two locations. We believe that we are in substantive compliance with applicable environmental laws relating to the storage of fuel.
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
We seek to find ways to reduce our carbon dioxide emissions including increasing the fuel efficiency of our current fleet, exploring alternative fuel vehicles, and deploying BEVs. In recent years, we invested in our existing diesel fleet to improve truck aerodynamics, reduce trailer drag, and implement electric-powered heating, ventilation, and air conditioning systems, which translates to emissions reductions and fuel savings. We are currently exploring alternative fuel vehicles, including hydrogen vehicles, and are in the process of adding nearly 100 BEVs to our fleet which will replace existing diesel trucks and reduce our diesel fuel usage.
Regulation
Our operations as a for-hire motor carrier are regulated and licensed by various federal, state, and local government agencies in North America, including the U.S. DOT, FMCSA, U.S. DHS, NHTSA, EPA, and OSHA. These regulatory authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions, and periodic financial reporting. Our driver associates and owner-operators must also comply with carrier qualifications and enacted governmental regulations regarding safety, equipment, and operating methods. Examples include the DOT regulation of equipment weight, equipment dimensions, driver HOS, drug and alcohol testing of our current and prospective driver associates, as well as other driver eligibility requirements, on-board reporting of operations, and ergonomics. The FMCSA Clearinghouse rule requires employers to report information related to violations of the drug and alcohol regulation for current and prospective driver employees and to query the Clearinghouse for such driver employees before allowing them to operate a commercial motor vehicle on public roads, as well as at least annually for current drivers. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration and Customs and Border Protection within the DHS, and our cross-border operations in Canada and Mexico are subject to regulation by each of those countries.
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
We are also subject to a variety of laws and regulations which are targeted at reducing GHG emissions and improving air quality and fuel efficiency at a national level. Prominent among those regulations are certain environmental regulations in effect in the State of California, including the Heavy-Duty Vehicle GHG Emission Reduction Regulation which was issued to reduce GHG emissions from certain long-haul tractor-trailers that operate in California by requiring owners of such vehicles or equipment to retrofit their vehicles with aerodynamic elements and accessories and implement technologies that improve fuel efficiency (regardless of where the vehicle is registered), and the ACT regulation, which requires original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors beginning in 2024. Under the ACT, every new tractor sold in California will need to be zero-emission by 2045. While the ACT does not apply to those simply operating tractors in California, it could impact the cost and/or supply of traditional diesel tractors and lead to similar legislation in other states or at the federal level. The EPA and the NHTSA have also begun taking coordinated steps in support of a new generation of clean vehicles and engines to reduce GHG emissions. Complying with these and any future GHG regulations enacted by the CARB, EPA, NHTSA, and/or any other state or federal governing body has increased and will likely continue to increase the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. However, we cannot predict the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG regulations.

Federal and state lawmakers are considering a variety of other climate-change proposals related to carbon and GHG emissions. The proposals could potentially limit carbon emissions within certain states and municipalities, which would restrict the location and amount of time that diesel-powered tractors may idle. Such proposals could result in decreased productivity or increased driver turnover. Regulatory requirements and changes in regulatory requirements may affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services. If current regulatory requirements become more stringent or new environmental laws and regulations regarding climate change are introduced, we could be required to make significant capital expenditures or discontinue certain activities.
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
Technology
Our business is executed through an integrated technology platform that encompasses an end-to-end process design which focuses on information accessibility across our value chain. Our platform enables an integrated approach to cash processing including load/order acceptance based on driver and network optimization, vehicle dispatch, continuous quote monitoring, and visibility to loads from pick-up to delivery and customer collection. Proprietary decision support tools are embedded throughout the platform and assist our associates in making the right trade-offs to drivers’ needs for earnings and work-life balance, customers’ needs for reliable capacity and service, and our business and its shareholders’ needs for an adequate return. Decision support tools improve our ability to, among other things, situationally coach drivers, minimize fuel costs, and maintain the fleet in the most cost-effective manner to maximize shareholder value.
Schneider FreightPower® digitally connects the benefits of our integrated technology platform with the strength of our trailer network and carrier relationships to service our customers. We continue to expand our business capabilities by extending our foundational integrated technology platform, making advancements to our in-cab technology, and leveraging mobile applications to better connect with company drivers and customers. One example is a mobile application that prompts our company drivers to rate the shipping, receiving, and driver support locations they visit. Our gathering and sharing of this information with customers and providers have been well received and are driving action to improve the drivers' experience. Additionally, through our investment in MLSI, in which we are collaborating to develop a TMS using MLSI’s SaaS technology, we aim to further complement our technology platform and enable enhanced decision making, resource allocation, and visibility for our supply chain partners. During 2022, we successfully transitioned our Power Only business to MLSI’s TMS and are in the process of converting the remainder of our Logistics business.
Our in-cab telematics platform delivers on-board technology through our private application store to enable communication, regulatory compliance, and driver productivity. This comprehensive platform includes message capabilities, applications that scan and automate paperwork, and customer and location specific step-by-step work assignments. Our telematics platform is fully integrated with our back-office planning and execution systems and delivers real-time data in our business. Trailer and container fleets are equipped with monitoring devices which function both when tethered to a tractor or standing alone. Our tractors are equipped with stability control and collision mitigation technology, lane departure warning, and forward-facing cameras. All tractor technology interfaces with the in-cab device and provides the driver and the driver’s leader with real-time performance data. We are constantly reevaluating our existing technology to find efficiencies and drive innovation, with some of our current efforts focused on exploring autonomous trucking and additional safety technologies.
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
The “Investors” section of our website also contains corporate governance guidelines, our code of ethics, Board committee charters, and other corporate policies. In addition, our website contains information on our sustainability goals, including our Corporate Responsibility Report. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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
You should consider each of the following factors, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes, in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. In general, we are subject to the same general risks and uncertainties that impact many other companies such as general economic, industry, and/or market conditions and growth rates; risks and uncertainties associated with or arising out of possible future pandemics; possible future terrorist threats or armed conflicts and their effect on the worldwide economy; and changes in laws or accounting rules. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of these risks occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.
Risks Related to Our Business, Industry, and Strategy
Our operating results may be adversely affected by unfavorable economic and market conditions.
Our business and results of operations are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand, industry truck capacity, inflation, and our operating costs. Regarding our operating costs, inflationary pressures persist but are generally expected to decline in the U.S. in the near-term due to easing of supply chain constraints. We cannot predict future economic conditions, fuel price fluctuations, transportation equipment resale values, or how consumer confidence could be affected by such conditions. Economic conditions that decrease shipping demand, including but not limited to public health crises, outbreaks of infectious diseases, or increases in truck capacity in the North American transportation and logistics industry, can exert downward pressure on rates and equipment utilization. In general, significant decreases in shipping volumes within the industry or increases in available truck capacity result in more aggressive freight pricing as carriers compete for loads and to maintain truck productivity. Likewise, we are also subject to cost increases outside our control that could materially reduce our profitability if we are unable to offset such increases through rate increases or cost reductions. Such cost increases include, but are not limited to, driver wages, third-party carrier costs, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, regulations, transportation equipment and related maintenance costs, and healthcare and other employee benefit costs. We cannot predict whether, or in what form, any such cost increases could occur. Any such cost increase or event could adversely affect our results of operations or cash flows.

We operate in a highly competitive and fragmented industry that is characterized by intense price competition which could have a materially adverse effect on our results of operations.
Our operating segments compete with many other truckload carriers, logistics, brokerage, and transportation service providers of varying sizes, and to a lesser extent, LTL carriers, railroads, and other transportation or logistics companies, some of which have a larger fleet, greater access to equipment, preferential customer contracts, greater capital resources, or other competitive advantages. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity, and to some degree, on freight rates alone. Our competitors periodically reduce their freight rates to gain business, especially when economic conditions are present which negatively impact customer shipping volumes, truck capacities, or operating costs. Moreover, to limit the number of approved carriers to a manageable number, some of our customers select “core carriers” as approved transportation service providers, and in some instances, we may not be selected. Other of our customers periodically accept bids from multiple carriers for their shipping needs, which also periodically results in the loss of business to competitors. Some of our customers have, and others may in the future, used or expanded their own private fleets rather than outsourcing loads to us. Further, our industry has experienced market entrance by well-resourced, non-traditional firms or startups who, in some cases, have undercut market prices to capture market share. Finally, our existing competitors, as well as new market entrants, have and continue to introduce new brokerage platforms or technologies, which has increased competition. Although we believe we are well positioned and have adopted technologies, developed strategies, and heavily invested in our own digital service offerings to deter, compete with, or supplant existing competitors and new market entrants, there can be no assurance that our investments, technologies, or strategies will be successful in enabling us to sustain or grow our current market share in each of our segments. These competitive dynamics could have an adverse effect on the number of shipments we transport and the freight rates we receive, which could limit our growth opportunities and reduce our profitability.
We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.
We strive to maintain a diverse customer base however, a significant portion of our operating revenues is generated from a number of major customers, the loss of one or more of which could have a material adverse effect on our business. Aside from our dedicated operations and supply chain management, we generally do not have long-term contractual relationships, rate agreements, or minimum volume guarantees with our customers. Furthermore, certain of the long-term contracts in our dedicated operations are subject to cancellation. There is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements, certain of our customers may engage in competitive bidding processes that could negatively impact our contractual relationships. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition, and results of operations.
Difficulties attracting and retaining qualified drivers could materially, adversely affect our profitability and ability to maintain or grow our fleet.
The trucking industry continues to experience difficulty in attracting and retaining sufficient numbers of qualified drivers, both new and experienced, including owner-operators, and such shortages have and could continue to require us to significantly increase driver compensation, rely more on higher-cost third-party carriers, idle transportation equipment, or dispose of the equipment altogether, any of which could adversely affect our growth and profitability. Our challenge with attracting and retaining qualified drivers is driven by several factors including intense market competition for a limited pool of qualified drivers, inconsistent driver pay, the preference among drivers to work closer to home and be home most nights, and our highly selective hiring standards.
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
We face risks associated with unionization.
Although we believe that our relations with our associates are good and the number of our associates who are currently represented by a labor union is not significant, we face risks associated with the potential unionization of certain of our associates. We have recently been the subject of isolated unionization efforts involving a relatively small number of associates, which efforts were defeated. If a significant number of our associates opt to be represented by a labor union, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

Additionally, our responses to any union organizing efforts could negatively impact how our brand is perceived and have adverse effects on our business, including on our financial results. These responses could also expose us to legal risk or reputational harm and cause us to incur costs to defend legal and regulatory actions. Moreover, any labor disputes or work stoppages, whether or not our other associates unionize, could disrupt our operations and reduce our revenues.
A subset of our employee population works remotely which may exacerbate the cybersecurity risks to our business, including an increased demand for information technology resources, increased risk of phishing, and other cybersecurity attacks.
We have, and will continue to have, a portion of our workforce that works from home full-time or under flexible work arrangements, and we have provided associates with expanded remote network access options which enable them to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks. Specifically, our associates working remotely expose the Company to cybersecurity risks in the following ways: (1) unauthorized access to sensitive information as a result of increased remote access, including associates use of company-owned and personal devices and videoconferencing functions and applications to remotely handle, access, discuss, or transmit confidential financial data, (2) increased exposure to phishing and other scams as cybercriminals manipulate associates through phishing schemes to, among other things, install malicious software on Company systems and equipment and surrender sensitive information, and (3) violation of international, federal, or state-specific privacy laws. We believe that the increased number of associates working remotely has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

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
Our truckload operations are largely dependent on diesel fuel, and accordingly, significant increases in diesel fuel costs could materially and adversely affect our truckload operations, and if we are unable to pass increased costs on to customers through rate increases or fuel surcharges or if shippers opt for intermodal rail over trucking their freight, our results of operations and financial condition could be adversely affected. Likewise, if diesel fuel prices decrease significantly, the results of our intermodal operations could be adversely affected as shippers shift intermodal freight to over the road trucking. Prices and availability of petroleum products are subject to political, economic, geographic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel.
Our fuel surcharge program does not protect us against the full effect of increases in diesel fuel prices, and the terms of our fuel surcharge agreements vary by customer. In addition, because our fuel surcharge recovery lags behind changes in diesel fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. There is variability in the compensatory nature of individual customer fuel surcharge programs that can affect inflationary cost recovery of fuel.
There is no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in diesel fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations. As of December 31, 2022, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.
We depend on railroads and access to the nation’s ports of call in the operation of our intermodal business, and therefore, our ability to offer intermodal services or our results of operations could be adversely impacted if our rail partners or certain ports of call were to perform poorly or experience service disruptions.
Our Intermodal segment utilizes railroads and, in some cases, third-party drayage carriers to transport freight for our intermodal customers. The majority of these services are provided pursuant to contracts with our service partners which are subject to periodic renewal. While we have had agreements with all of the Class I railroads, our primary contracts for railroad transportation in support of our intermodal operations are currently with CSX Transportation and the Union Pacific Railroad Company.

In certain areas of the U.S., rail service is limited to a few railroads, or even a single railroad due to the lack of competition. Our ability to provide intermodal services in certain traffic lanes is, therefore, likely to be adversely affected if any of the Class I railroads were to discontinue service in certain lanes, or if either of our rail partners experience service interruptions, or if the overall quality of their rail service were to deteriorate. In addition, our intermodal business may be adversely affected by declines in service and volume levels provided by the railroads.
All of the Class I railroads in the U.S., including our current rail partners, are unionized and have a history of disruption due to labor disputes and collective action, including strikes. For example, a national rail strike that could have paralyzed much of the U.S. economy appears to have been averted in December 2022 after the U.S. Congress intervened to bind the railroads and rail workers to a proposed settlement that was reached earlier in the year between the railroads and union leaders. There can be no guarantee that rail workers who disagree with the proposed settlement will not take actions that disrupt rail service on a wide scale. As a result, we cannot predict whether or when a rail strike or labor dispute involving our rail partners could occur.
In addition, a portion of the freight we deliver through both our Intermodal and Truckload segments is imported to the U.S. through ports of call where workers are represented by the ILWU, a labor union which primarily represents dock workers on the west coast of the U.S., or the International Longshoremen’s Association, a labor union representing longshore workers along the east coast of the U.S. The ILWU’s current coast wide contract with west coast port owners expired on July 1, 2022. As of the date of this Annual Report on Form 10-K, the ILWU and Pacific Maritime Assocation, which represents west coast port owners, had not entered into a new contract. In the previous four contract negotiations between the ILWU and port owners dating back to the late 1990s, negotiations went past the expiration of the contract and work slowdowns or employer lockouts ensued. Although, as of the date of this Annual Report on Form 10-K, there have been no reports or signs of work stoppages or strikes, there can be no guarantee that work stoppages or other disruptions at any of the west coast ports will not occur.
We are making strategic investments in new offerings and technologies and expect to continue to make such investments in the future. These ventures are inherently risky, and we may never realize any expected benefits from them which could have a material adverse effect on our business and financial results.
We engage in strategic transactions and make strategic investments including investments in autonomous vehicle technology, cloud-based TMS software platforms, telematics, and mobile software applications which are focused on establishing a competitive advantage in the transportation and logistics services offered by the Company or exploiting new market opportunities. Refer to Note 5, Investments, to our consolidated financial statements for information on our strategic investments. Such strategic investments naturally entail risks and uncertainties, some of which are beyond our control. For example, we may not be able to derive value from strategic investments or we may incur higher than expected costs in realizing a return on such investments or overestimate the benefits that we receive or realize from such investments. Therefore, we cannot provide assurance that any of our strategic investments will generate anticipated financial returns. If our strategic investments fail to meet our expectations, our business and results of operations may be adversely impacted.
The valuation of the Company’s investments is subject to volatility.
The market valuation of our strategic investments in various public and private companies may experience substantial price volatility which, when accounted for under GAAP, could have a material adverse effect on the Company’s financial condition and results of operations. Refer to Note 5, Investments, to our consolidated financial statements for information on our strategic investments. Those investments can be negatively affected by market and economic factors including liquidity, credit deterioration, financial results, interest rate fluctuations, or other factors. As a result, future fluctuations in their value could result in significant losses and have a material adverse impact on the Company’s financial condition and results of operations.
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
Severe weather, climate, and similar events could harm our results of operations or make our results more volatile.
From time to time, we may suffer impacts from severe weather, climate, and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions, which may become more severe in the future as a result of climate change. These events may disrupt freight shipments or routes, affect regional economies, destroy our assets, disrupt fuel supplies, increase fuel costs, cause lost revenue and productivity, increase our maintenance costs, or adversely affect the business or financial condition of our customers, any of which could harm our results of operations or make our results of operations more volatile.

Risks Relating to Our Financial Condition, Taxation, and Capital Requirements
Our goodwill, other intangible assets, internal use software, or long-lived assets may become impaired, which could result in a significant charge to earnings.
We hold significant amounts of goodwill and long-lived assets, and the balances of these assets could increase in the future if we acquire other businesses. At December 31, 2022, the balance of our goodwill, other intangible assets, internal use software, and long-lived assets was $2.6 billion, and the total market value of the Company’s outstanding shares was $4.2 billion. Under GAAP, our goodwill, other intangible assets, internal use software, and long-lived assets are subject to an impairment analysis when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In addition, we test goodwill for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, other intangible assets, internal use software, and long-lived assets may not be recoverable include, but are not limited to, a sustained decline in stock price and market capitalization, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in applicable laws or regulations or legal proceedings, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, other intangible assets, internal use software, and long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our long-lived assets is materially impaired. In this case, we would be required under GAAP to record a noncash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.
We have significant ongoing capital requirements that could affect our profitability if we either fail or are unable to match the timing of our capital investments with customer demand, or we are otherwise unable to generate sufficient returns on our invested capital.
Our truckload and intermodal operations are capital-intensive, and our strategic decision to invest in newer equipment requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of new or used tractors. Recently, the amount and timing of capital expenditures also has been affected by delayed truck deliveries by original equipment manufacturers due to semiconductor and other component shortages. If anticipated freight volume differs materially from our forecasts or customer demand, our truckload operations may have too many or too few assets. During periods of decreased customer demand, our asset utilization is challenged, and we may be forced to sell equipment on the open market in order to rightsize our fleet. This could cause us to incur losses on such sales, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability. Should demand for freight shipments weaken or our margins suffer due to increased competition or general economic conditions, we may have to limit our fleet size or operate our transportation equipment for longer periods, either of which could have a materially adverse effect on our operations and profitability.
Our effective tax rate may fluctuate, which would impact our future financial results.
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
We self-insure, or insure through our wholly-owned captive insurance company, a significant portion of our claims exposure resulting from auto liability, general liability, cargo, and property damage claims, as well as workers’ compensation. In addition to insuring portions of our risk, our captive insurance company provides insurance coverage to our owner-operator drivers. We are also responsible for our legal expenses relating to such claims, which can be significant both on an aggregate and individual claim basis. Although we reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience, estimating the number and severity of claims, as well as related costs to settle or resolve them, is inherently difficult, and such costs could exceed our estimates. Accordingly, our actual losses associated with insured claims may differ materially from our estimates and adversely affect our financial condition and results of operations in material amounts.

As a supplement to our self-insurance program, we maintain insurance with excess insurance carriers for potential losses, which exceed the amounts we self-insure. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear verdicts,” where juries have awarded tens or even hundreds of millions of dollars to accident victims and their families. Given this recent trend, it is possible that one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our aggregate insurance coverage, we would bear the excess, in addition to our other self-insured amounts.
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
Risks Relating to Our Governance Structure
Voting control of the Company is concentrated with a Voting Trust that was established for certain members of the Schneider family, which limits the ability of our other shareholders to influence major corporate transactions.
We currently have a dual class common stock structure consisting of (1) Class A common stock, entitled to ten votes per share and (2) Class B common stock, entitled to one vote per share. The Schneider family, including trusts established for the benefit of certain members of the Schneider family, collectively beneficially own 100% of our outstanding Class A common stock and approximately 41% of our outstanding Class B common stock, representing approximately 94% of the total voting power of all of our outstanding common stock and approximately 68% of our total outstanding common stock.
A Voting Trust holds the shares of Class A common stock that are beneficially owned by the Schneider family. The independent directors who are members of our Corporate Governance Committee serve as trustees of the Voting Trust, and in general, those directors have full power and discretion to vote the Class A shares included in the Voting Trust with two exceptions. First, in the case of any Major Transaction (as defined under our Amended and Restated Bylaws, including, most notably, a transaction resulting in more than 40% of the voting power of our common stock being held outside of the Schneider family), the independent directors of our Corporate Governance Committee must vote the shares of common Class A stock held in the Voting Trust as directed by the trustees of certain trusts which have been established for the benefit of certain Schneider family members. As a result, the outcome of the vote on any Major Transaction is not within the discretion of the Voting Trustees. Second, the independent directors of our Corporate Governance Committee must vote the shares of common Class A stock held in the Voting Trust in accordance with a nomination process agreement pursuant to which two specified Schneider family members will be nominated to serve on our Board on an annual, rotating basis.
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
We have elected to take advantage of this “controlled company” exemption, and therefore, the holders of our Class B common stock may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could therefore make our Class B common stock less attractive to some investors or otherwise depress our stock price.
The price of our Class B common stock has been and may continue to be volatile and may fluctuate significantly, which may adversely impact investor confidence and increase the likelihood of securities class action litigation.
Our Class B common stock price has experienced volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, the gain or loss of customers, announcements that we, our competitors, our customers, or our vendors or other key partners may make regarding their operating results and other factors which are beyond our control such as market conditions in our industry, new market entrants, technological innovations, and economic and political conditions or events. These and other factors may cause the market price and demand for our Class B common stock to fluctuate substantially. During 2022, the closing stock price of our Class B common stock ranged from a low of $20.30 per share to a high of $27.28 per share. Our Class B common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
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
Each of our certificate of incorporation, our by-laws, and Wisconsin law, as currently in effect, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to a bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others:
•a dual class common stock structure, which provides the Voting Trust the ability to control the outcome of matters requiring shareholder approval, even if the Voting Trust beneficially owns significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
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
The declaration and amount of any future dividends, including the payment of special dividends, is dependent on multiple factors, including our financial performance and capital needs, and is subject to the discretion of our Board. The Board may, in its discretion, determine to cut, cancel, or eliminate our dividend and, therefore, the declaration of any dividend, at any frequency, as it is not assured. Each quarter, the Board considers whether the declaration of a dividend is in the best interest of our shareholders and in compliance with applicable laws and agreements. Although we expect to continue to pay dividends to holders of our Class A and Class B common stock, we have no obligation to do so, and our dividend policy may change at any time without notice. Future dividends may also be affected by factors that our Board deems relevant, including our potential future capital requirements for investments, legal risks, changes in federal and state income tax laws, or corporate laws and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, we may not pay dividends at any rate or at all.
Risks Related to Legal Compliance
If the independent contractors with whom we engage under our alternative owner-operator business model are deemed by law to be employees, our business, financial condition, and results of operations could be adversely affected.
Like many of our competitors, in certain of our service offerings we offer an alternative owner-operator business model, which provides opportunities for small business owners and private entrepreneurs who own tractors to selectively contract with us as independent contractors to transport freight, which they choose, at contracted rates. Were such independent contractors subsequently determined to be our employees, we would be liable under various federal and state laws for a variety of taxes, wages, and other compensation and benefits, including for prior periods, which were not timely paid or remitted. In the U.S., the regulatory and statutory landscape relating to the classification status of independent contractors (or workers) who work in temporary or flexible jobs and who are paid by the task or project is evolving. Various federal and state regulatory authorities, as well as independent contractors themselves, have asserted that independent contractor drivers in the trucking industry, such as those operating under our “owner-operator choice model”, are employees rather than independent contractors for a variety of purposes, including income tax withholding, workers’ compensation, wage and hour compensation, unemployment, and other issues. Some state and federal authorities have enacted, or are considering, new laws to make it harder to classify workers as independent contractors and easier for tax and other authorities to reclassify independent contractors as employees.
Most recently, in October 2022, the U.S. DOL published a Notice of Proposed Rulemaking and request for comments on its proposal to revise its interpretation of independent contractor status under the FLSA. The FLSA establishes minimum wage, overtime pay, recordkeeping, and other employment standards affecting employees and independent contractors in the private sector and in federal, state, and local governments. The DOL’s proposal would rescind the independent contractor regulation adopted by the prior administration in January 2021 and would shift the current analysis of whether a worker is an employee of a business for purposes of the FLSA from a more streamlined “economic reality” test to a more complex “totality-of-the-circumstances” standard which is widely expected to make it more difficult for workers to be classified as independent contractors under the FLSA. While the final rule may differ from the current proposal, we believe that if the DOL’s current proposal is adopted, it could dramatically limit the circumstances under which we may classify our current independent contractor “owner-operators” as independent contractors under FLSA. Any federal legislation or regulation which significantly limits our ability to classify owner-operators as independent contractors could result in driver shortages or adversely impact our freight capacity which, in turn, could adversely impact our results of operations.
Additionally, courts in certain jurisdictions have issued decisions that could result in a greater likelihood that independent contractors will be judicially classified as employees. As a result, we are, from time to time, party to administrative proceedings and litigation, including class actions, alleging violations of the FLSA and other state and federal laws which seek retroactive reclassification of certain current and former independent contractors as employees. An adverse decision in such legal proceedings in an amount that materially exceeds our reserves or federal or state legislation in this area which render the owner-operator model either impractical or extinct thereby curtailing our revenue opportunities could have an adverse effect on our results of operations and profitability.
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
We are subject to various environmental laws and regulations dealing with emissions from our tractor fleet, the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. If a spill or other accident involving hazardous substances occurs, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be liable for cleanup costs, other damages, fines, or penalties, any of which could be in material amounts or have a materially adverse effect on our business and operating results.
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
Our information technology systems may also be susceptible to interruptions or failures for a variety of reasons including software or hardware failure, user error, power outages, natural disasters, computer viruses, or other types of interruptions. For example, in 2022 our operations were temporarily disrupted due to a firmware defect (which was not related to a cyber event and did not involve a breach of data) in a third-party vendor’s equipment, which caused certain critical computer applications to not function properly. As a result of this incident, we were required to rely on manual processes to book freight, execute loads, and pay carriers for two business days and otherwise execute our business continuity plans. While this disruption resulted in lost revenue and operating profit, it did not have a material impact on our annual results of operations. However, a significant disruption or failure in our computer networks or applications could have a material adverse effect on our business, including operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation.
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
As a result of the nature and scope of our operations, we are subject to various claims and lawsuits in the ordinary course of business, which could adversely affect us.
As a result of the nature and scope of our operations, we are involved in various legal proceedings and claims and exposed to a variety of litigation, including those related to accidents involving our trucks and our brokerage operations, cargo claims, commercial disputes, property damage, and environmental liability, which may not be fully covered by our insurance. Such litigation may include claims by current or former employees or third parties, and certain proceedings may be certified or purport to be class actions. In appropriate cases, we have taken and will seek subrogation from third parties who are responsible for losses or damages that we may become legally obligated to pay to claimants.

In particular, the defense of trucking accidents is challenging for a variety of reasons, one of which is the recent rise in “nuclear verdicts” - excessive jury awards that surpass what would generally be regarded as reasonable or rational compensation for the injuries or damages suffered, social inflation, societal perceptions of the trucking industry, and ultimately, litigation financing, where third parties are financing litigation in return for a share of settlement proceeds or awarded damages.
Litigation is inherently uncertain, and the costs of defending litigation, particularly class-action litigation, may be substantial, and in any period, we could experience significant adverse results, which could have an adverse effect on our financial condition or results of operations. While we purchase insurance coverage at levels we deem adequate, future litigation may exceed our insurance coverage or may not be covered by insurance. In addition, adverse publicity surrounding an allegation or claim that results in litigation may cause significant reputational harm that could have a significant adverse effect on our financial condition or results.
Our long-term sustainability and GHG reduction goals are predicated on large scale customer adoption of intermodal, the operational feasibility and reliability of heavy-duty ZEVs, and the corresponding build out of a national support infrastructure to reasonably and efficiently manufacture, distribute, or store electricity or alternative fuels for ZEVs, none of which can be assured.
Although priority and focus vary, like many public companies, we are under pressure from certain stakeholders, including investors and customers, to establish goals focused on sustainability and, in particular, decarbonization. The Company is also subject to certain federal and state environmental laws and regulations, including those of the U.S. EPA and state environmental agencies which are aggressively focused on the reduction of GHG emissions. Most notably, the CARB is currently developing a medium and heavy-duty zero-emission fleet regulation with the goal of achieving a zero-emission truck and bus California fleet by 2045 everywhere feasible and significantly earlier for certain market segments such as last mile delivery and drayage applications. Other states have signed a multi-state agreement to require 100% sales of zero-emission trucks by 2050. In response, we set the ambitious goal to reduce our per-mile CO2 emissions by 7.5% by 2025, and by 2035, we are aiming to reduce our per-mile CO2 emissions by 60%. A critical component of our multi-pronged plan to reduce our carbon emissions and comply with California’s and other states’ emissions requirements is the deployment of ZEVs in significant numbers in these states together with leveraging our intermodal capability.
As an early adopter of ZEVs, there can be no assurance that we will be successful deploying ZEVs in our operations in significant numbers, that we will be successful converting more over the road freight to intermodal, that the national support infrastructure, including the nation’s electricity grid, for heavy-duty ZEVs will be built-out as expected. Should any of those things fail to occur, we may fail to meet our published sustainability goals, which could result in losing the support of our investors, customers, and other stakeholders; become subject to regulatory enforcement actions; or suffer reputational harm which, in any case, may increase the cost of providing transportation services or adversely affect our financial condition, results of operations, and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we owned or leased approximately 250 properties across 36 states and Mexico. Our expansive network includes approximately 48 operating centers, 6 distribution warehouses, 11 offices, and over 150 drop yards. In addition, we physically operate at several customer locations. The operating centers we own or lease throughout the U.S. offer on-site management to support our transportation network for our Truckload and Intermodal segments. Often, our facilities include customer service centers, fuel and maintenance stations, and other amenities to support our drivers. Our facility network also includes warehouse capacity to further enhance our supply chain solutions. The following table provides a list of 40 properties that are central to our transportation network and indicates the functional capability at each site as of December 31, 2022. Approximately half of the properties are owned and the remainder are leased.

Facility Capabilities
Location	Owned or Leased	Segment	Customer Service	Operations	Fuel	Maintenance
Alexander, AR	Owned	Truckload	X	X		X
Atlanta, GA	Owned	Truckload	X	X		X
Boaz, AL	Owned	Truckload	X	X		X
Carlisle/Harrisburg, PA	Leased	Truckload	X	X	X	X
Celina, OH	Leased	Truckload	X	X
Charlotte, NC	Owned	Truckload	X	X	X	X
Chicago, IL	Leased	Logistics	X	X
Chicago, IL (three locations)	Leased	Intermodal		X
Dallas/Wilmer, TX	Owned	Truckload	X	X		X
Dallas, TX	Leased	Logistics	X	X
Des Moines, IA	Leased	Truckload		X
Edwardsville, IL	Owned	Truckload	X	X	X	X
Gary, IN	Owned	Truckload	X	X	X	X
Green Bay, WI	Owned	Truckload		X
Green Bay, WI (two facilities)	Owned	Other	X	X
Houston, TX	Leased	Truckload	X	X		X
Houston, TX	Leased	Truckload		X		X
Indianapolis, IN	Owned	Truckload	X	X		X
Laredo, TX	Leased	Truckload	X	X	X	X
Lima, OH	Leased	Truckload	X	X		X
Lincoln, AL	Owned	Truckload	X	X		X
London, KY	Owned	Truckload	X	X		X
Marysville, OH	Owned	Truckload	X	X	X	X
Mexico City, Mexico	Leased	Multiple	X	X
New Castle, IN	Owned	Truckload	X	X		X
Obetz, OH	Leased	Truckload	X	X		X
Phoenix, AZ	Owned	Truckload	X	X		X
Portland, OR	Owned	Truckload	X	X		X
Rainbow City, AL	Owned	Truckload	X	X		X
Reserve, LA	Leased	Truckload		X		X
Romulus, MI	Leased	Truckload	X	X
Salt Lake City, UT	Leased	Truckload	X	X		X
San Antonio, TX	Leased	Truckload	X	X
San Bernardino, CA	Leased	Intermodal		X
Shrewsbury, MA	Leased	Truckload	X	X
Upton, KY	Owned	Truckload	X	X		X
West Memphis, AR	Owned	Truckload	X	X	X	X

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
For a description of certain pending legal proceedings, see Note 13, Commitments and Contingencies, of the notes to consolidated financial statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock
Our common equity consists of our Class B common stock, entitled to one vote per share, and our Class A common stock, entitled to 10 votes per share. Our Class B common stock has traded on the NYSE under the symbol “SNDR” since our IPO in April 2017. Our Class A common stock is held by the Voting Trust for the benefit of members of the Schneider family. Each share of Class A common stock is convertible into one share of Class B common stock. There is no public trading market for our Class A common stock.
Holders of Record
As of February 14, 2023, there was one holder of record of our Class A common stock, the Voting Trust, and 50 holders of record of our Class B common stock. Because many of our shares of Class B common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividend Policy
We have a policy of paying quarterly cash dividends to holders of our Class A and Class B common stock. The declaration and amount of any future dividends is subject to the discretion of our Board and will depend on our financial condition, earnings, legal requirements, certain debt agreements we are then party to, and other factors our Board deems relevant and, therefore, is not assured.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company did not have a share repurchase program or repurchase any equity securities during the year and three months ended December 31, 2022, respectively.
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
The following graph compares the cumulative total shareholder return on our Class B common stock to the cumulative total return of the Standard and Poor’s 500 Stock Index, the Dow Jones Transportation Index, and a customized peer group for the period from December 31, 2017 through December 31, 2022. The 2020 peer group, which was used by the Board’s Compensation Committee for 2021 compensation decisions, consisted of ArcBest Corp., JB Hunt Transport Services, Inc., Ryder System, Inc., Avis Budget Group, Inc., Knight-Swift Transportation Holdings Inc., C.H. Robinson Worldwide, Landstar System, Inc., Werner Enterprises, Inc., Expeditors International of Washington, Inc., Old Dominion Freight Line, Inc., XPO Logistics, Hub Group, Inc., Kirby Corporation, and Saia. There were no changes to the 2021 peer group used to make 2022 compensation decisions. The comparison assumes $100 was invested on December 31, 2017 in our Class B common stock and in each of the foregoing indices and peer group and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Schneider National, Inc.
S&P 500 - Total Return
Dow Jones Transportation Average
Peer Group

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Schneider National, Inc.	$100.00	$65.99	$77.99	$82.03	$107.89	$95.07
S&P 500 - Total Returns	100.00	95.62	125.72	148.85	191.58	156.88
Dow Jones Transportation	100.00	87.67	105.94	123.44	164.44	135.56
2021 Peer Group	100.00	82.78	104.69	132.86	208.63	170.46

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

INTRODUCTION

Company Overview
We are a transportation and logistics services company providing a multimodal portfolio of truckload, intermodal, and logistics solutions. Our diversified portfolio of complementary service offerings combines truckload services with intermodal and logistics offerings, enabling us to serve our customers’ varied transportation needs.
Recent Developments
Acquisitions
On December 31, 2021, the Company completed the acquisition of MLS, a privately held truckload carrier based in Celina, OH. MLS is a dedicated carrier that primarily serves the central U.S. and complements our growing dedicated operations. In 2022, MLS financial results are reported in dedicated operations as part of our Truckload segment.
On June 7, 2022, the Company completed the acquisition of deBoer, which provided us the opportunity to expand our company driver capacity, as well as our tractor and trailer fleet primarily within our dedicated Truckload operations. During the second half of 2022, the Company successfully transitioned equipment and employees from deBoer to Schneider, deBoer operations ceased, and equipment and drivers were deployed primarily within Truckload.
Refer to Note 2, Acquisitions, for additional details on our recent acquisitions.
Adverse Legal Judgment
On April 25, 2022, in connection with the litigation with the former owners of WSL, the Delaware Superior Court entered judgment in favor of the former owners, awarding $40.0 million in compensatory damages plus interest and attorneys’ fees. A final settlement in the amount of $57.0 million was reached and recognized in our results of operations for the year ended December 31, 2022. Refer to Note 13, Commitments and Contingencies, for additional details.
Strategy
We seek to deliver a superior portfolio of services that enables our business to grow revenue, profitability, and shareholder returns and perform resiliently through economic and freight cycles. We believe our competitive strengths position us to pursue our strategy as follows:
Leverage core strengths to drive organic growth and advance our market position
We intend to drive organic growth through leveraging our existing customer relationships, as well as expanding our customer base. We believe our broad portfolio of services, with different asset intensities, and our North American footprint allow for supply chain alternatives, which enable new and existing customer growth. We also plan to drive revenue growth by increasing our marketing to customers that seek to outsource their transportation services. Our growth decisions are based on our “Value Triangle,” which represents profitable growth while balancing the needs of our customers, associates, and shareholders. Our integrated technology platform serves as an instrumental factor, which drives profitability as it enables real-time, data-driven decision support science on every load/order and assists our associates in proactively managing our services across our network. Together with our highly incentivized and proactive sales organization, we believe that our platform will continue to provide a high level of service and foster organic growth in each of our reportable segments.
Expand capabilities in the specialty and dedicated freight markets and continue growing our asset-light and non-asset businesses
We believe that our capabilities position us to grow in the specialty and dedicated freight markets, which have higher barriers to entry, potentially higher margins, and lasting customer relationships. The complexity and time-sensitivity of the loads often require increased collaboration with, and greater understanding of, our customers’ business needs and processes. The transportation of specialty freight requires specially trained drivers with appropriate licenses and special hauling permits, as well as equipment that can handle items with unique requirements in terms of temperature, freight treatment, size, and shape.

As such, there are few carriers that have comparable scale and capabilities in the specialty and dedicated markets, which we believe will allow us to grow profitably.
We believe that opportunities identified within our intermodal product offering allow us to profitably grow our services and compete in the intermodal marketplace. As an asset-based provider, we have more control over our equipment, perform most of our own drays, and retain strong contractual and differentiated rail relationships. We believe our integrated technology platform will enable us to experience certain benefits of complete end-to-end control, including increased pick-up and delivery predictability, better visibility, and the ability to source and retain capacity.
Freight brokerage, which is a significant part of our Logistics segment, is a business that is expected to be a driver of future growth. As shippers increasingly consolidate their business with fewer freight brokers, we continue to be well-positioned due to our customer service, Schneider FreightPower® digital marketplace, an established, dense network of qualified third-party carriers, and access to our sizable trailer network. We believe shippers see the value of working with providers like us that have scale, capacity, and lane density. Brokerage serves as a non-asset innovation hub for Schneider, particularly in the areas of predictive analytics, process automation, and new customer relationship generation.
Continue to improve our operations and margins by leveraging benefits from investments in technology and business transformation
We continue to benefit from our technology and business transformation by improving the effectiveness with which we use data to increase revenue and lower costs. Visibility into each driver’s profile allows us to increase driver satisfaction and retention by matching drivers to loads and routes that better fit their individual needs. We can improve our customer service, retain drivers, lower costs, and generate business by anticipating our customers’ and drivers’ needs and preferences in a dynamic network. We believe the implementation of simple and intuitive customer interfaces will also enable a stronger connection with our customers through increased interaction and an enhanced user experience. Our Schneider FreightPower® online marketplace, for example, digitally connects our asset based network capabilities with the strength of our trailer network and carrier relationships to service our customers. Additionally, through our investment in MLSI, with which we are collaborating to develop a TMS using MLSI’s SaaS technology, we aim to further complement our technology platform and enable enhanced decision making, resource allocation, and visibility with our supply chain partners. We expect additional margin improvement as we continue to leverage data analytics within our integrated technology platform. Along with our revenue management discipline, our integration of technology and systems through leading, third-party providers will allow us to continue to incorporate new technologies and build additional capabilities into the platform over time, maintaining our competitive edge and setting the foundation for future growth.
Allocate capital across businesses to maximize return on capital while pursuing strategic organic and inorganic growth opportunities
Our broad portfolio of services provides us with a greater opportunity to allocate capital within our portfolio in a manner that maximizes returns across all market cycles and economic conditions. For example, we can efficiently move our equipment between services and regions when we see opportunities to maximize our return on capital. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses, while optimizing returns across reportable segments. Furthermore, our strong balance sheet and financial position enable us to carry out an acquisition strategy that strengthens our overall portfolio. We are positioned to leverage our scalable platform and experienced operations team to acquire high-quality businesses that meet our disciplined selection criteria to enhance our service offerings and broaden our customer base.
Create a differentiated driver and associate experience that enables us to attract and retain top talent at all levels
Our people are our strongest assets, and we believe they are key to growing our customer base and driving our performance. Our goal is to be the employer of choice; attract, develop, engage, and retain the best talent in the industry. We strive for a high-performance culture that seeks individuals who are passionate about our business and fit our culture, and that promotes diversity, equality, and inclusion through a collaborative environment. We value the direct relationship we have with our associates, and we intend to continue working together to provide professional growth and a quality work environment without third-party representation. Our compensation structure is performance-based and aligns with our strategic objectives.
We seek to maintain our reputation as a preferred carrier of choice within the driver community through our continued focus on improving the driver experience and to attract and retain high-quality, safe drivers that meet or exceed our qualification standards. We invest in the well-being of our associates through our commitment to ensure a differentiated driver experience and efforts to improve time-at-home, pay stability, and the quality of drivers’ touchpoints. We provide mandatory physical check-ups which cover sleep apnea and hair or urine-based drug testing, among other things. We believe that investing in the health of our associates helps maintain a high-quality driver base.

Our technology platform facilitates the application, screening, and onboarding of top talent. As an industry leader with a respected “safety first and always” culture and underlying core value, we believe that we will continue to be the employer of choice for both driving and non-driving associates.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 18, 2022 and is available on the SEC’s website at www.sec.gov, as well as the “Investors” section of our website at www.schneider.com.
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

	Year Ended December 31,
(in millions, except ratios)	2022	2021
Operating revenues	$6,604.4	$5,608.7
Revenues (excluding fuel surcharge) (1)	5,741.9	5,163.9
Income from operations	600.4	533.7
Adjusted income from operations (2)	617.0	532.7
Operating ratio	90.9%	90.5%
Adjusted operating ratio (3)	89.3%	89.7%
Net income	$457.8	$405.4
Adjusted net income (4)	471.5	407.2
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
Revenues (excluding fuel surcharge)

	Year Ended December 31,
(in millions)	2022	2021
Operating revenues	$6,604.4	$5,608.7
Less: Fuel surcharge revenues	862.5	444.8
Revenues (excluding fuel surcharge)	$5,741.9	$5,163.9
Adjusted income from operations

	Year Ended December 31,
(in millions)	2022	2021
Income from operations	$600.4	$533.7
Litigation and audit assessments (1) (2) (3)	62.2	(13.5)
Acquisition-related costs (4)	0.3	1.9
Goodwill impairment (5)	—	10.6
Property gain—net (6)	(50.9)	—
Sale of business (7)	5.0	—
Adjusted income from operations	$617.0	$532.7
(1)Includes a $57.0 million charge for an adverse settlement related to a lawsuit with former owners of WSL, inclusive of prejudgment interest and the former owners’ attorneys’ fees, for the year ended December 31, 2022. Refer to Note 13, Commitments and Contingencies, for more information.
(2)Includes $5.2 million in charges related to an adverse audit assessment for prior period state sales tax on rolling stock equipment used within that state, for the year ended December 31, 2022.
(3)In 2021, we recorded a $13.5 million recovery of an adverse tax ruling from 2020 related to prior period federal excise taxes as a result of a favorable ruling in the U.S. Court of Appeals.
(4)Advisory, legal, and accounting costs related to the Company’s acquisitions. Refer to Note 2, Acquisitions, for additional details.
(5)Goodwill impairment charge recorded for our Asia reporting unit during the year ended December 31, 2021. Refer to Note 6, Goodwill and Other Intangible Assets, for more information.
(6)Net gain on the sale of our Canadian facility due to a change in approach to servicing Canada.
(7)Loss from sale of our China-based logistics operations. See Note 1, Summary of Significant Accounting Policies, for additional details.

Adjusted operating ratio

	Year Ended December 31,
(in millions, except ratios)	2022	2021
Total operating expenses	$6,004.0	$5,075.0
Divide by: Operating revenues	6,604.4	5,608.7
Operating ratio	90.9%	90.5%

Total operating expenses	$6,004.0	$5,075.0
Adjusted for:
Fuel surcharge revenues	(862.5)	(444.8)
Litigation and audit assessments	(62.2)	13.5
Acquisition-related costs	(0.3)	(1.9)
Goodwill impairment	—	(10.6)
Property gain—net	50.9	—
Sale of business	(5.0)	—
Adjusted total operating expenses	$5,124.9	$4,631.2

Operating revenues	$6,604.4	$5,608.7
Less: Fuel surcharge revenues	862.5	444.8
Revenues (excluding fuel surcharge)	$5,741.9	$5,163.9

Adjusted operating ratio	89.3%	89.7%
Adjusted net income

	Year Ended December 31,
(in millions)	2022	2021
Net income	$457.8	$405.4
Litigation and audit assessments	62.2	(13.5)
Acquisition-related costs	0.3	1.9
Goodwill impairment	—	10.6
Property gain—net	(50.9)	—
Sale of business	5.0	—
Income tax effect of non-GAAP adjustments (1)	(2.9)	2.8
Adjusted net income	$471.5	$407.2
(1)Our estimated tax rate on non-GAAP items is determined annually using the applicable consolidated federal and state effective tax rate, modified to remove the impact of tax credits and adjustments that are not applicable to the specific items. Due to differences in the tax treatment of items excluded from non-GAAP income, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP items may differ from our GAAP tax rate and from our actual tax liabilities. There were no income tax effects related to the sale of business in 2022 or the goodwill impairment in 2021.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Enterprise Results Summary
Enterprise net income increased $52.4 million, approximately 13%, in the year ended December 31, 2022 compared to 2021, primarily due to a $66.7 million increase in income from operations, partially offset by the corresponding increase in the provision for income taxes. In addition, net income in 2022 and 2021 included pre-tax equity investment net gains of $13.7 million and $21.6 million, respectively.
Adjusted net income increased $64.3 million, approximately 16%.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $995.7 million, approximately 18%, in the year ended December 31, 2022 compared to 2021.
Factors contributing to the increase were as follows:
•a $417.7 million increase in fuel surcharge revenues resulting from increased fuel prices in 2022 compared to 2021, as well as fuel surcharge revenues from the acquisition of MLS;
•a $301.7 million increase in Truckload segment revenues (excluding fuel surcharge) driven by the addition of revenues (excluding fuel surcharge) from the acquisition of MLS, improved revenue per truck per week, and increased dedicated volumes, partially offset by lower network volumes due to driver capacity constraints, reduced network productivity, and moderating market demand;
•a $147.5 million increase in Logistics segment revenues (excluding fuel surcharge) resulting from volume growth within our brokerage business (including our Power Only offering) and incremental port dray revenues from port congestion and supply chain constraints, partially offset by decreased revenue per order within our brokerage business; and
•a $144.3 million increase in Intermodal segment revenues (excluding fuel surcharge) due to an increase in revenue per order.
Enterprise revenues (excluding fuel surcharge) increased $578.0 million, approximately 11%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $66.7 million, approximately 12%, in the year ended December 31, 2022 compared to 2021, primarily due to an increase in revenue per order in Intermodal, revenue per truck per week in Truckload, and net revenue per order in Logistics driven by strong freight market conditions in the first half of 2022, in addition to effective network and revenue management. A net gain on sale of $50.9 million in connection with the sale of our Canadian facility due to a change in approach to servicing Canada also contributed to the increase. Volumes grew in dedicated Truckload with the acquisition of MLS and new business start-ups, while our brokerage business experienced an 8% increase in order volume driven by leveraging our Schneider FreightPower® digital platform and the expansion of our Power Only offering. The above factors were partially offset by an increase in driver-related costs resulting from pay increases, costs incurred to attract and retain an increased number of company drivers in 2022; higher rail purchased transportation costs within Intermodal; a $57.0 million adverse settlement related to a lawsuit with former owners of WSL; fewer equipment sales resulting in lower gains; and higher maintenance costs due to inflationary cost pressures.
Adjusted income from operations increased $84.3 million, approximately 16%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on a GAAP basis but improved on an adjusted basis when compared to the same period in 2021. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation increased $245.2 million, or 9%, year over year, mainly related to higher rail purchased transportation resulting from an increase in rail costs in Intermodal. Third-party carrier costs also increased due to volume growth and purchased transportation costs recorded related to the acquisition of MLS, partially offset by lower purchased transportation costs per order within Logistics.
•Salaries, wages, and benefits increased $226.5 million, or 20%, year over year, largely due to higher driver pay within Truckload and Intermodal resulting from pay increases and actions taken to address driver capacity constraints, in addition to an increase in company drivers. The acquisition of MLS, an increase in headcount across the organization, and incremental healthcare costs contributed to the remaining increase year over year.
•Fuel and fuel taxes for company trucks increased $239.6 million, or 85%, year over year, driven by an increase in cost per gallon and additional fuel expense recorded related to the acquisition of MLS. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $53.8 million, or 18%, year over year, largely due to the acquisition of MLS, which accounted for nearly half of the increase. The remaining increase was driven by additional depreciation expense resulting from truck and trailer growth within Truckload and container growth within Intermodal.

•Operating supplies and expenses—net increased $71.6 million, or 15%, year over year, driven by lower gains from equipment sales period over period, higher maintenance costs due to inflationary cost pressures and the MLS acquisition, an increase in equipment rental expense largely due to port congestion, an increase in operating taxes resulting from the $13.5 million recovery of prior period federal excise taxes in 2021 and the $5.2 million in expense in 2022 related to an adverse audit assessment over the applicability of state sales tax, as well as additional rail storage expenses caused by network fluidity challenges. These factors were partially offset by the gain relating to the sale of the Company’s Canadian facility in the first quarter of 2022 and lower cost of goods sold in our leasing business due to a reduction in lease activity.
•Insurance and related expenses increased $20.6 million, or 25%, year over year, primarily due to increases in auto liability insurance costs relating to favorable claims frequency and severity in 2021 compared to 2022, as well as the additional insurance premium costs for MLS in 2022.
•Other general expenses increased $82.3 million, or 61%, year over year, primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL. The remaining increase is attributable to increased professional services expense, higher driver onboarding costs resulting from increased costs to attract and retain drivers, and the hiring of company drivers in 2022.
•Goodwill impairment charges decreased $10.6 million year over year, due to the full impairment recorded for our Asia reporting unit in 2021.
Total Other Expenses (Income)
Total other income decreased $4.7 million in the year ended December 31, 2022 compared to 2021, primarily due to a $7.9 million decrease in pre-tax equity investment net gains as we recorded $13.7 million in pre-tax net gains in 2022 compared to $21.6 million in 2021. See Note 5, Investments, for more information on our equity investments.
Income Tax Expense
Our provision for income taxes increased $9.6 million, approximately 7%, in the year ended December 31, 2022 compared to 2021 due to higher taxable income. Our effective income tax rate was 24.2% for the year ended December 31, 2022 and 25.2% in 2021. While we anticipate that our ongoing effective tax rate will be 24.5% - 25.0%, our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Year Ended December 31,
Revenues by Segment (in millions)	2022	2021
Truckload	$2,236.6	$1,934.9
Intermodal	1,287.4	1,143.1
Logistics	1,956.2	1,808.7
Other	364.0	365.3
Fuel surcharge	862.5	444.8
Inter-segment eliminations	(102.3)	(88.1)
Operating revenues	$6,604.4	$5,608.7

	Year Ended December 31,
Income (Loss) from Operations by Segment (in millions)	2022	2021
Truckload	$352.2	$284.7
Intermodal	165.1	155.2
Logistics	141.2	92.4
Other	(58.1)	1.4
Income from operations	600.4	533.7
Adjustments:
Litigation and audit assessments	62.2	(13.5)
Acquisition-related costs	0.3	1.9
Goodwill impairment	—	10.6
Property gain—net	(50.9)	—
Sale of business	5.0	—
Adjusted income from operations	$617.0	$532.7
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
MLS and deBoer impacts are included within dedicated operations beginning in the first and third quarters of 2022, respectively. The Truckload KPIs for the year ended December 31, 2021, do not contemplate the impacts of our acquisition of MLS on December 31, 2021. As of December 31, 2021, MLS operated approximately 900 tractors and 3,600 trailers.

	Year Ended December 31,
	2022	2021
Dedicated
Revenues (excluding fuel surcharge) (1)	$1,190.4	$818.3
Average trucks (2) (3)	5,915	4,265
Revenue per truck per week (4)	$3,948	$3,756
Network
Revenues (excluding fuel surcharge) (1)	$1,045.1	$1,115.0
Average trucks (2) (3)	4,534	5,059
Revenue per truck per week (4)	$4,522	$4,315
Total Truckload
Revenues (excluding fuel surcharge) (5)	$2,236.6	$1,934.9
Average trucks (2) (3)	10,449	9,324
Revenue per truck per week (4)	$4,197	$4,059
Average company trucks (3)	8,438	6,987
Average owner-operator trucks (3)	2,011	2,337
Trailers (6)	43,950	36,601
Operating ratio (7)	84.3%	85.3%
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
Truckload revenues (excluding fuel surcharge) increased $301.7 million, approximately 16%, in the year ended December 31, 2022 compared to 2021 due to an 8% increase in rate per loaded mile realized in response to the impacts of inflation on operating costs and challenges at customer locations resulting in longer dwell times, partially offset by reduced network productivity, and a 7% increase in volume driven by the acquisition of MLS and new business start-ups within dedicated, partially offset by lower network volume mainly due to driver capacity constraints and moderating market demand.
Truckload income from operations increased $67.5 million, approximately 24%, in the year ended December 31, 2022 compared to 2021. Factors contributing to the increase in income from operations include favorable pricing conditions, a $50.9 million net gain related to the sale of the Company’s Canadian facility, and additional dedicated volumes inclusive of the MLS acquisition. These items were partially offset by lower volumes within network; an increase in driver-related costs resulting from pay increases, actions taken to attract and retain drivers, and an increase in company drivers within dedicated; lower gains from equipment sales; higher maintenance costs due to inflationary cost pressures; and additional depreciation expense incurred as a result of truck and trailer growth.
Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Year Ended December 31,
	2022	2021
Orders (1)	453,218	448,568
Containers	28,035	25,187
Trucks (2)	1,588	1,602
Revenue per order (3)	$2,845	$2,526
Operating ratio (4)	87.2%	86.4%
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
Intermodal revenues (excluding fuel surcharge) increased $144.3 million, approximately 13%, in the year ended December 31, 2022 compared to 2021. Revenue per order increased $319, or 13%, and orders increased 1% driven primarily by strong but moderating market conditions during 2022. This was partially offset by shorter length of haul due to growth in the East which typically has a lower length of haul and revenue per order.
Intermodal income from operations increased $9.9 million, approximately 6%, in the year ended December 31, 2022 compared to 2021 mainly due to factors impacting revenues discussed above, partially offset by higher rail-related costs largely related to the impact of network fluidity issues, increased fuel expenses, and increased driver-related costs to attract and retain drivers.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Year Ended December 31,
	2022	2021
Operating ratio (1)	92.8%	94.9%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) increased $147.5 million, approximately 8%, in the year ended December 31, 2022 compared to 2021. This increase was mainly the result of 8% volume growth within our brokerage business driven by supportive market conditions during the first half of 2022, expansion of our Power Only offering and Schneider FreightPower® digital platform, and additional port dray revenues in the first half of 2022. This was partially offset by a decrease in revenue per order.
Logistics income from operations increased $48.8 million, approximately 53%, in the year ended December 31, 2022 compared to 2021, primarily due to net revenue per order improvements within our brokerage business and volume growth, as cited above.
Other
Included in Other was a loss from operations of $58.1 million in the year ended December 31, 2022 compared to income of $1.4 million in 2021. The change was primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL, a $5.2 million expense related to an adverse audit assessment over the applicability of state sales tax, and a $5.0 million loss related to the sale of the Asia business in 2022. In 2021, we received a refund of $13.5 million for excise taxes paid in a 2020 audit assessment that was subsequently overturned, partially offset by a $10.6 million goodwill impairment recorded for our Asia reporting unit.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $150.0 million accounts receivable facility, for which our combined available capacity as of December 31, 2022 was $322.8 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$385.7	$244.8
Marketable securities	45.9	49.3
Total cash, cash equivalents, and marketable securities	$431.6	$294.1

Debt:
Senior notes	$205.0	$265.0
Finance leases	10.1	5.3
Total debt	$215.1	$270.3
Debt
At December 31, 2022, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
(in millions)	2022	2021
Net cash provided by operating activities	$856.4	$566.1
Net cash used in investing activities	(598.8)	(626.4)
Net cash used in financing activities	(116.7)	(90.4)
Operating Activities
Net cash provided by operating activities increased $290.3 million, approximately 51%, during 2022 compared to 2021. The increase was a result of an increase in net income adjusted for various noncash charges and a decrease in cash used for working capital. Working capital changes were driven by an increase in cash provided by trade accounts receivable, primarily resulting from a decrease in trade accounts receivable during 2022 compared to an increase in 2021, as well as prior year’s $30.7 million payment of payroll taxes deferred under the CARES Act, partially offset by a decrease in accounts payable.
Investing Activities
Net cash used in investing activities decreased $27.6 million, approximately 4%, during 2022 compared to 2021. The decrease in cash used relates primarily to a $239.6 million decrease in amounts used for acquisitions and sale of business, net of cash, partially offset by an increase in net capital expenditures and additional investments in equity securities in 2022.

Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Year Ended December 31,
(in millions)	2022	2021
Purchases of transportation equipment	$535.1	$399.4
Purchases of other property and equipment	52.9	49.5
Proceeds from sale of property and equipment	(126.3)	(177.8)
Net capital expenditures	$461.7	$271.1
Net capital expenditures increased $190.6 million in 2022 compared to 2021. The increase was driven by a $135.7 million increase in purchases of transportation equipment mainly due to growth capital and higher costs for new equipment and a $51.5 million decrease in proceeds from the sale of property and equipment. The decrease in proceeds is primarily due to fewer equipment sales, partially offset by the sale of our Canadian facility in the first quarter of 2022.
We currently anticipate 2023 net capital expenditures to be $525.0 - $575.0 million.
Financing Activities
Net cash used in financing activities increased $26.3 million, approximately 29%, during 2022 compared to 2021.The main driver of the increase in net cash used was a $60.0 million repayment of a private placement note in 2022 compared to 2021’s $40.0 million repayment of a private placement note.
Other Considerations That Could Affect Our Results, Liquidity, and Capital Resources
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
As of December 31, 2022, we had contractual obligations related to our long-term debt of $205.0 million and $14.2 million for principal borrowings and interest, respectively, which become due through 2025. See Note 7, Debt and Credit Facilities, for additional information regarding our debt obligations. We also have contractual obligations for finance and operating leases and purchase commitments related to agreements to purchase transportation equipment. See Note 8, Leases, and Note 13, Commitments and Contingencies, respectively, for additional information regarding our lease and purchase commitment obligations.

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
Our reserves represent accruals for the estimated self-insured and reinsured portions of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. At December 31, 2022 and 2021, we had an accrual of $164.9 million and $158.3 million, respectively, for estimated claims net of reinsurance receivables.
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
Our goodwill balance at December 31, 2022 and 2021 was $228.2 million and $240.5 million, respectively. Goodwill is evaluated for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate the carrying value is not recoverable. A reporting unit can be a segment or business within a segment. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of our reporting units is less than their respective carrying values. Examples of qualitative factors that are assessed include our share price, financial performance, market and competitive factors in our industry, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. In the quantitative impairment evaluation, the carrying value of a reporting unit, including goodwill, is compared with its fair value. We base our fair value estimation on a valuation, which uses a combination of (1) an income approach based on the present value of estimated future cash flows and (2) market approaches based on EBITDA valuation multiples of comparable companies and transactions. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded equal to that excess. Significant judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain risks discussed earlier in this document.

The Company acquired MLS on December 31, 2021 and deBoer on June 7, 2022. As a result of these acquisitions, the Company recorded additions to our goodwill of $104.3 million and $6.1 million, respectively. Goodwill recorded as a result of the Company’s acquisition of MLS represents its own reporting unit, while goodwill recorded as a result of the deBoer acquisition is included in our VTL/Dedicated Services reporting unit as drivers and assets were deployed within this business and deBoer operations ceased.
We completed the required annual goodwill impairment assessment for our three reporting units with goodwill as of October 31, 2022 using quantitative assessments. The fair values of our VTL/Dedicated Services and Import/Export reporting units were substantially in excess of their respective carrying value. The fair value of our MLS reporting unit exceeded its carrying value by less than 5%. The determination of fair value of MLS was based on the discounted cash flow, guideline public company, and guideline transaction methods using key assumptions included in the table below. An increase in the discount rate, decrease in the long-term growth rate or projected profitability if future financial performance doesn't meet management's expectations, or reduction in market multiples for comparable companies may result in the carrying value of this reporting unit exceeding its fair value which would result in an impairment of goodwill recorded for the MLS reporting unit. MLS’s operating performance has exceeded expectations since acquisition, and recent new business wins have made a positive impact on future projections.

MLS Goodwill Key Assumptions	October 31, 2022
Discount rate (1)	11.0%
Long-term revenue growth rate (2)	3.0%
Valuation multiples (3)	5.0x - 6.0x
(1)The discount rate is based on the Company’s Weighted Average Cost of Capital.
(2)The long-term revenue growth rate applied to the terminal period in our discounted cash flow was 3.0%. In the forecasted periods leading up to the terminal period, the revenue growth rates ranged from approximately 3.0% to 17.0% based on our current estimates for growth in those periods. Securing a significant new customer in early 2023 resulted in forecasted revenue growth of 17% for 2023.
(3)The EBITDA valuation multiples were selected considering the size, profitability, and growth of comparative public companies.
There were no triggering events identified from the date of our assessment through December 31, 2022 that would require an update to our annual impairment test. If future operating performance of our VTL/Dedicated Services, MLS, or Import/Export reporting units is below our expectations, or there are changes to forecasted growth rates or our cost of capital, a decline in the fair value of the reporting units could result, and we may be required to record a goodwill impairment charge. See Note 6, Goodwill and Other Intangible Assets, for more information.
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
Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies. For our recent acquisitions, fair value estimates of acquired property and equipment were based on independent appraisals that gave consideration to the highest and best use of the assets. The transportation equipment; land, buildings, and improvements; and other property and equipment appraisals used one, or a combination, of the market, income (direct capitalization), or sales comparison approaches. Significant estimates and assumptions, including recent sales prices of similar equipment, asset condition, and current and anticipated market trends, were used in determining the fair values of these assets.

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
Commodity Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices will raise our operating costs, even after applying fuel surcharge revenues. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The average diesel price per gallon in the U.S., as reported by the Department of Energy, increased from $3.26 per gallon for fiscal year 2021 to $4.96 per gallon for fiscal year 2022. We cannot predict the extent or speed of potential changes in fuel prices in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset future increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past but continue to evaluate this possibility.
Inflation Risk
Inflation can have an unfavorable impact on our operating costs, and a prolonged period of inflation could cause interest rates, fuel, wages, healthcare and other employee benefits, transportation equipment and related maintenance, insurance premiums, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. During 2022, the U.S. experienced rising inflation, with levels reaching a 40-year high, and as a result, we have experienced increases in our fuel, transportation equipment, labor and third-party capacity, tire, and maintenance costs. To date, we have been able to recover the majority of those price increases from our customers; however, we may not be able to continue to recover higher costs if inflationary pressures persist. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Schneider National, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Schneider National, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Claims Accruals — Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company is self-insured for various claims, which primarily relate to accident-related claims for personal injury, collision, and comprehensive compensation, along with workers' compensation. Claims accruals represent accruals for pending claims, including adverse development of known claims, as well as incurred but not reported claims. The claims accruals are based on estimated or expected losses for claims considering the nature and severity of each claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved for each case, estimates of future claims development, and the legal and other costs to settle or defend the claims. At December 31, 2022 and 2021, the Company had an accrual of $164.9 million and $158.3 million, respectively, for estimated claims net of reinsurance receivables.
The subjectivity of estimating the claims accruals for pending claims and incurred but not reported claims, requires a high degree of auditor judgement and an increased extent of effort. This includes the need to involve our actuarial specialists when performing audit procedures to evaluate whether claims accruals are appropriately stated as of December 31, 2022.

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
Goodwill Valuation – Midwest Logistics Systems Reporting Unit — Refer to Note 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for potential impairment involves comparing the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of (1) an income approach based on the present value of estimated future cash flows and (2) market approaches based on Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”) valuation multiples of comparable companies and transactions. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, history, future expansion and profitability expectations, amount and timing of future cash flows, and the discount rate applied to the cash flows. Changes in these estimates, assumptions or judgments could have significant impacts in determining the fair value of reporting units, the amount of any goodwill impairment charge, or both. The goodwill balance was $228.2 million as of December 31, 2022, of which $104.3 million related to the Midwest Logistics Systems (“MLS”) reporting unit. As of October 31, 2022 (the date for the Company’s annual quantitative test for goodwill impairment), the fair value of MLS exceeded its carrying value by less than 5% and, therefore, no impairment was recognized.
The subjectivity of management’s estimates and assumptions related to the discount rate, forecasts of future revenues and profitability, and EBITDA valuation multiples requires a high degree of auditor judgement and an increased extent of effort. This includes the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate, forecasts of future revenues and profitability, and EBITDA valuation multiples for the MLS reporting unit included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate, forecasts of future revenues and profitability and EBITDA valuation multiples.
•We evaluated the reasonableness of management’s forecasts for both revenue and profitability by comparing the forecasts to (1) historical results, (2) internal communications to the Board of Directors, (3) forecasted information in industry reports, and evaluated the reasonableness of near-term revenue growth by obtaining signed customer contracts.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by (1) testing the source information underlying the determination of the discount rate, (2) testing the mathematical accuracy of the calculations, and (3) developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the EBITDA valuation multiples selected by management, which included assessing the appropriateness of the guideline companies and transactions.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 17, 2023
We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Schneider National, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 17, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 17, 2023

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Operating revenues	$6,604.4	$5,608.7	$4,552.8
Operating expenses:
Purchased transportation	2,902.9	2,657.7	1,997.8
Salaries, wages, and benefits	1,376.0	1,149.5	1,046.5
Fuel and fuel taxes	521.0	281.4	204.4
Depreciation and amortization	350.0	296.2	290.5
Operating supplies and expenses—net	534.0	462.4	533.0
Insurance and related expenses	103.0	82.4	86.1
Other general expenses	217.1	134.8	106.8
Goodwill impairment charge	—	10.6	—
Restructuring—net	—	—	1.0
Total operating expenses	6,004.0	5,075.0	4,266.1
Income from operations	600.4	533.7	286.7
Other expenses (income):
Interest income	(2.9)	(2.1)	(3.3)
Interest expense	9.6	12.5	13.6
Other income—net	(10.3)	(18.7)	(6.5)
Total other expenses (income)—net	(3.6)	(8.3)	3.8
Income before income taxes	604.0	542.0	282.9
Provision for income taxes	146.2	136.6	71.2
Net income	457.8	405.4	211.7
Other comprehensive income (loss):
Foreign currency translation adjustment—net	(1.5)	0.1	0.6
Net unrealized gains (losses) on marketable securities—net of tax	(3.5)	(0.9)	0.1
Total other comprehensive income (loss)—net	(5.0)	(0.8)	0.7
Comprehensive income	$452.8	$404.6	$212.4

Weighted average shares outstanding	177.9	177.6	177.3
Basic earnings per share	$2.57	$2.28	$1.19

Weighted average diluted shares outstanding	178.8	178.1	177.6
Diluted earnings per share	$2.56	$2.28	$1.19

Dividends per share of common stock	$0.32	$0.28	$2.26
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$385.7	$244.8
Marketable securities	45.9	49.3
Trade accounts receivable—net of allowance of $13.7 million and $5.2 million, respectively	643.7	705.4
Other receivables	21.3	35.9
Current portion of lease receivables—net of allowance of $1.3 million and $1.1 million, respectively	111.2	110.6
Inventories	53.0	27.4
Prepaid expenses and other current assets	89.5	75.1
Total current assets	1,350.3	1,248.5
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,410.7	3,056.2
Land, buildings, and improvements	219.0	215.7
Other property and equipment	174.1	175.1
Total property and equipment	3,803.8	3,447.0
Less accumulated depreciation	1,523.8	1,396.0
Net property and equipment	2,280.0	2,051.0
Lease receivables	163.1	160.1
Internal use software and other noncurrent assets	296.6	237.2
Goodwill	228.2	240.5
Total noncurrent assets	2,967.9	2,688.8
Total Assets	$4,318.2	$3,937.3
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$276.7	$331.7
Accrued salaries, wages, and benefits	97.8	104.5
Claims accruals—current	75.5	83.9
Current maturities of debt and finance lease obligations	73.3	61.4
Other current liabilities	113.6	108.7
Total current liabilities	636.9	690.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	141.8	208.9
Claims accruals—noncurrent	95.2	88.5
Deferred income taxes	538.2	451.0
Other noncurrent liabilities	68.9	74.9
Total noncurrent liabilities	844.1	823.3
Total Liabilities	1,481.0	1,513.5
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,655,907 and 95,701,868 shares issued, and 94,993,144 and 94,626,740 shares outstanding, respectively	—	—
Additional paid-in capital	1,584.4	1,566.0
Retained earnings	1,257.8	857.8
Accumulated other comprehensive loss	(5.0)	—
Total Shareholders’ Equity	2,837.2	2,423.8
Total Liabilities and Shareholders’ Equity	$4,318.2	$3,937.3
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$457.8	$405.4	$211.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350.0	296.2	290.5
Goodwill impairment	—	10.6	—
(Gains) losses on sales of property and equipment—net	(85.7)	(63.9)	6.2
Proceeds from lease receipts	83.5	75.8	69.0
Loss on sale of business	5.0	—	—
Deferred income taxes	83.0	2.0	1.7
Long-term incentive and share-based compensation expense	16.5	14.4	8.9
Gains on investments in equity securities—net	(13.7)	(21.6)	(8.8)
Noncash restructuring—net	—	—	1.1
Other noncash items—net	(15.2)	(4.4)	7.4
Changes in operating assets and liabilities:
Receivables	51.6	(162.0)	(65.4)
Other assets	(43.4)	(46.0)	(15.3)
Payables	(42.2)	70.2	56.5
Claims reserves and other receivables—net	8.5	6.8	3.8
Other liabilities	0.7	(17.4)	50.9
Net cash provided by operating activities	856.4	566.1	618.2
Investing Activities:
Purchases of transportation equipment	(535.1)	(399.4)	(274.8)
Purchases of other property and equipment	(52.9)	(49.5)	(49.7)
Proceeds from sale of property and equipment	126.3	177.8	87.4
Proceeds from sale of off-lease inventory	25.8	17.0	22.7
Purchases of lease equipment	(105.6)	(91.7)	(94.5)
Proceeds from marketable securities	6.2	14.6	24.2
Purchases of marketable securities	(7.6)	(18.7)	(23.6)
Investments in equity securities	(24.2)	(5.2)	(10.4)
Acquisitions and sale of business, net of cash acquired	(31.7)	(271.3)	—
Net cash used in investing activities	(598.8)	(626.4)	(318.7)
Financing Activities:
Payments of debt and finance lease obligations	(62.0)	(40.8)	(55.6)
Dividends paid	(55.7)	(49.6)	(400.0)
Other financing activities	1.0	—	—
Net cash used in financing activities	(116.7)	(90.4)	(455.6)
Net increase (decrease) in cash and cash equivalents	140.9	(150.7)	(156.1)
Cash and Cash Equivalents:
Beginning of period	244.8	395.5	551.6
End of period	$385.7	$244.8	$395.5
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$13.0	$14.6	$0.6
Dividends declared but not yet paid	16.2	14.1	13.6
Sale of assets in exchange for notes receivable	2.3	—	—
Cash paid during the period for:
Interest	9.3	11.6	12.8
Income taxes—net of refunds	52.8	145.9	61.6
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance—December 31, 2019	$—	$1,542.7	$693.6	$0.1	$2,236.4
Net income	—	—	211.7	—	211.7
Other comprehensive income	—	—	—	0.7	0.7
Share-based compensation expense	—	8.6	—	—	8.6
Dividends declared at $2.26 per share of Class A and B common shares	—	—	(402.8)	—	(402.8)
Share issuances	—	0.2	—	—	0.2
Exercise of employee stock options	—	1.6	—	—	1.6
Shares withheld for employee taxes	—	(0.9)	—	—	(0.9)
Balance—December 31, 2020	—	1,552.2	502.5	0.8	2,055.5
Net income	—	—	405.4	—	405.4
Other comprehensive loss	—	—	—	(0.8)	(0.8)
Share-based compensation expense	—	14.6	—	—	14.6
Dividends declared at $0.28 per share of Class A and Class B common shares	—	—	(50.1)	—	(50.1)
Share issuances	—	0.9	—	—	0.9
Exercise of employee stock options	—	0.7	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—December 31, 2021	—	1,566.0	857.8	—	2,423.8
Net income	—	—	457.8	—	457.8
Other comprehensive loss	—	—	—	(5.0)	(5.0)
Share-based compensation expense	—	17.2	—	—	17.2
Dividends declared at $0.32 per share of Class A and Class B common shares	—	—	(57.8)	—	(57.8)
Share issuances	—	0.2	—	—	0.2
Exercise of employee stock options	—	3.4	—	—	3.4
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—December 31, 2022	$—	$1,584.4	$1,257.8	$(5.0)	$2,837.2
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
We are one of the largest providers of surface transportation and logistics solutions in North America that, through our wholly owned subsidiaries, provides safe, reliable, and innovative truckload, intermodal, and logistics services to a diverse group of customers throughout the continental U.S., Canada, and Mexico.
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
We record our lease receivables net of an allowance for doubtful accounts based on an aging analysis to reserve amounts expected to be uncollectible. The terms of the lease agreements generally give us the ability to take possession of the underlying asset in the event of default. We may incur credit losses in excess of recorded allowances if the full amount of anticipated proceeds from the sale or re-lease of the asset supporting the third-party’s financial obligation, which can be impacted by economic conditions, is not realized.
Inventory
Our inventories consist of tractors and trailing equipment owned by our equipment leasing company to be sold or leased to owner-operators, as well as parts, tires, supplies, and fuel for use in our Company operations. These inventories are valued at the lower of cost or net realizable value using specific identification or average cost. The following table shows the components of our inventory balances as of the dates shown.

(in millions)	December 31, 2022	December 31, 2021
Tractors and trailing equipment for sale or lease	$35.8	$13.3
Replacement parts	15.7	13.2
Tires and other	1.5	0.9
Total	$53.0	$27.4
Investments in Marketable Securities
Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

We adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which is codified in ASC 326, as of January 1, 2020. Under this guidance, credit losses are recorded through an allowance for credit losses rather than as a direct write-down to the security, and unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of December 31, 2022 and 2021. Cost basis is determined using the specific identification method.
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

2022
Tractors	3 - 8 years
Trailing equipment	6 - 20 years
Other transportation equipment	4 - 5 years
Buildings and improvements	5 - 25 years
Other property	3 - 10 years
Salvage values, when applicable, generally range from 5% - 30% or 0% - 25% of the original cost for tractors and trailing equipment, respectively, and reflect any agreements with tractor suppliers for residual or trade-in values for certain new equipment.
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
Gains and losses on the sale or other disposition of equipment are based on the difference between the proceeds received less costs to sell and the net book value of the assets disposed. Gains and losses are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net in the consolidated statements of comprehensive income. For the years ended December 31, 2022, 2021, and 2020, we recognized $85.7 million of net gains, $63.9 million of net gains, and $6.7 million of net losses on the sale of property and equipment, respectively. Net gains for 2022 were primarily related to the sale of the Company’s Canadian facility. Included in losses on the sale of property and equipment for the year ended December 31, 2020 was a net loss of $0.5 million related to the shutdown of our FTFM service offering.

Assets Held for Sale
Assets held for sale consist of transportation equipment and are included in prepaid expenses and other current assets in the consolidated balance sheets. Reclassification to assets held for sale occurs when the required criteria, as defined by ASC 360, Property, Plant and Equipment, are satisfied.
Assets held for sale are evaluated for impairment when transferred to held for sale status or when impairment indicators are present. The carrying amount of assets held for sale is not recoverable if the carrying amount exceeds the fair value less estimated costs to sell the asset. An impairment loss is recorded for the excess of the asset’s carrying amount over the fair value less estimated costs to sell. Impairment losses are recorded in operating supplies and expenses—net in the consolidated statements of comprehensive income. We recorded no significant impairment losses for the years ended December 31, 2022, or 2021, and $4.7 million in losses for the year ended December 31, 2020.
Assets held for sale by segment as of December 31, 2022 and 2021 were as follows:

(in millions)	2022	2021
Truckload	$21.0	$0.5
Intermodal	0.8	0.2
Total	$21.8	$0.7
Internal Use Software and Cloud Computing Arrangements
We capitalize certain costs incurred to acquire, develop, or modify software to meet the Company’s internal needs. Only costs incurred during the application development stage are capitalized once the preliminary project stage is complete and management has committed to funding the project. Internal use software costs are amortized on a straight-line basis primarily over five years, or the expected useful life if different, with amortization expense recorded within depreciation and amortization on the consolidated statements of comprehensive income. We recorded $24.5 million, $20.2 million, and $15.4 million of amortization expense related to internal use software during the years ended December 31, 2022, 2021, and 2020, respectively.
Additionally, with the adoption of ASU 2018-15 on January 1, 2020, we capitalize certain implementation costs for internal use software incurred in a CCA that is a service contract. CCA implementation costs are amortized on a straight-line basis over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. Amortization expense is recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income, similar to the related hosting fees. We recorded $1.3 million and $1.0 million of amortization expense related to CCA implementation costs during the years ended December 31, 2022, and 2021, respectively. There was no amortization expense related to CCA implementation during the year ended December 31, 2020.
Capitalized computer costs are evaluated for impairment on an ongoing basis. If events or changes in circumstances (such as the manner in which the hosting arrangement is expected to be used) indicate that the carrying value may not be recoverable, the Company will evaluate the asset for impairment. If impairment is identified, it is recorded in operating supplies and expenses—net in the consolidated statements of comprehensive income.
The following table provides information related to our internal use software and CCA implementation costs as of the dates shown.

(in millions)	December 31, 2022	December 31, 2021
Internal use software	$341.3	$319.4
Less accumulated amortization	249.5	225.5
Net internal use software	$91.8	$93.9

CCA implementation costs	$27.2	$10.3
Less accumulated amortization	2.3	1.0
Net CCA implementation costs (1)	$24.9	$9.3
(1)On the consolidated balance sheets, the current portion of CCA implementation costs are included within prepaid expenses and other current assets and amounted to $1.3 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, and the noncurrent portion is included in internal use software and other noncurrent assets and amounted to $23.5 million and $8.1 million for the years ended December 31, 2022 and 2021, respectively.

Goodwill
Goodwill is tested for impairment annually in October, or more frequently if impairment indicators exist. The carrying amount of a reporting unit’s goodwill is considered not recoverable, and an impairment loss is recorded if the carrying amount of the reporting unit exceeds the reporting unit’s fair value, as determined based on the combination of income and market approaches. See Note 6, Goodwill and Other Intangible Assets, for more information on our goodwill.
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
For the years ended December 31, 2022, 2021, and 2020, no customer accounted for more than 10% of our consolidated revenues.
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We record valuation allowances for deferred tax assets to the extent we do not believe these assets are more likely than not to be realized through the reversal of existing taxable temporary differences, projected future taxable income, or tax-planning strategies. We record a liability for unrecognized tax benefits when the benefits of tax positions taken on a tax return are not more likely than not to be sustained upon audit. Interest and penalties related to uncertain tax positions are classified as income tax expense in the consolidated statements of comprehensive income.
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
Share-based Compensation
We have share-based compensation plans covering certain employees, including officers and directors. We account for share-based compensation using the fair value recognition provisions of current accounting standards for share-based payments. These awards have historically consisted of restricted shares, RSUs, performance-based restricted shares, PSUs, and non-qualified stock options. We recognize compensation expense over the requisite service periods within each award. See Note 12, Share-Based Compensation, for more information about our plans.
Claims Accruals
We are self-insured for loss of and damage to our owned and leased transportation equipment. We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular accidents, and cargo damage. Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim. We have excess policies to limit our exposure to catastrophic claim costs. The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type.
Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred but not reported claims. We do not discount our estimated losses. At December 31, 2022 and 2021, we had an accrual of $164.9 million and $158.3 million, respectively, for estimated claims net of reinsurance receivables. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2022 and 2021, we had an aggregate prepaid insurance asset of $9.2 million and $11.0 million, respectively, which represented prefunded premiums and deposits.
Sale of Business
On November 30, 2022, the Company entered into a management buyout agreement to sell 100% of its China-based logistics operations to certain members of Asia’s management team, ceasing Schneider’s Asia operations. The sale resulted in the recognition of a $5.0 million loss, which was recorded within operating supplies and expenses—net in the consolidated statements of comprehensive income, and operating results through the date of sale are included within Other. In conjunction with the management buyout agreement, a $4.1 million payment was made and is included within acquisitions and sale of business, net of cash acquired on the consolidated statements of cash flows.
Accounting Standards Recently Adopted
We adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which increases the transparency of government assistance. This standard requires businesses to disclose information about transactions with a government that are accounted for by applying a grant or contribution model by analogy (for example, International Financial Reporting Standards guidance in International Accounting Standard 20 or guidance on contributions for not-for-profit entities in ASC 958-605), including information about the nature of the transaction, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transaction. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

2. ACQUISITIONS

deBoer Transportation, Inc.
We entered into a Securities Purchase Agreement, dated June 7, 2022, to acquire 100% of the outstanding equity of deBoer, a regional, dedicated carrier headquartered in Blenker, WI. The acquisition provided Schneider the opportunity to expand our tractor and trailer fleet primarily within our dedicated Truckload operations, as well as our company driver capacity. During the second half of 2022, the Company successfully transitioned equipment and employees from deBoer to Schneider, deBoer operations ceased, and drivers and equipment were deployed primarily within our Truckload segment.
The aggregate purchase price of the acquisition was approximately $34.6 million inclusive of certain cash and net working capital adjustments, and the assets acquired consisted primarily of rolling stock. The acquisition was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. The fair values of net assets acquired were determined using Level 3 inputs, and the excess of the purchase price over the estimated fair value of the net assets resulted in $7.7 million of goodwill being recorded within the Truckload reportable segment at the time of acquisition. Following the acquisition, $1.6 million of purchase price adjustments were made relating to deferred taxes and certain working capital amounts resulting in an adjusted goodwill balance of $6.1 million as of December 31, 2022.
Acquisition-related costs, which consisted of fees incurred for advisory, legal, and accounting services, were $0.3 million and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the period ended December 31, 2022.
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
The aggregate purchase price of the acquisition was approximately $268.8 million inclusive of $5.7 million in net working capital and other post-acquisition adjustments received in 2022 and a deferred payment of $3.2 million made in January 2022. Proceeds from the total purchase consideration were used to settle $26.9 million of MLS’s outstanding debt as of the acquisition date.
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

The following table summarizes the purchase price allocation for MLS, including any adjustments during the measurement period.

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 31, 2021 Opening Balance Sheet	Adjustments	Adjusted December 31, 2021 Opening Balance Sheet
Cash and cash equivalents	$—	$1.8	$1.8
Trade accounts receivable—net of allowance	18.6	(6.7)	11.9
Other receivables	0.9	1.5	2.4
Prepaid expenses and other current assets	1.6	—	1.6
Net property and equipment	148.9	(0.8)	148.1
Internal use software and other noncurrent assets	—	11.7	11.7
Goodwill	122.7	(18.4)	104.3
Total assets acquired	292.7	(10.9)	281.8

Trade accounts payable	1.8	1.6	3.4
Accrued salaries, wages, and benefits	1.7	0.9	2.6
Claims accruals—current	7.5	(3.0)	4.5
Other current liabilities	7.2	(3.9)	3.3
Deferred income taxes	—	(1.1)	(1.1)
Other noncurrent liabilities	—	0.3	0.3
Total liabilities assumed	18.2	(5.2)	13.0

Net assets acquired	$274.5	$(5.7)	$268.8
The above adjustments made during the measurement period ended December 31, 2022 were primarily related to working capital, property and equipment, leases, claims accruals, deferred taxes, and intangible assets. The fair values of identifiable intangible assets, including customer relationships and trademarks, were based on valuations using income-based approaches and Level 3 inputs. No material statement of comprehensive income effects were identified with these adjustments.
Combined unaudited pro forma operating revenues of the Company and MLS would have been approximately $5,816.0 million and $4,748.0 million for the years ended December 31, 2021 and 2020, respectively, and our earnings for the same periods would not have been materially different.

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

	Year Ended December 31,
Disaggregated Revenues (in millions)	2022	2021	2020
Transportation	$6,119.9	$5,166.7	$4,170.0
Logistics Management	274.2	219.0	149.7
Other	210.3	223.0	233.1
Total operating revenues	$6,604.4	$5,608.7	$4,552.8

Transportation
Transportation revenues are generated from our Truckload and Intermodal segments, as well as from our brokerage business, which is included in the Logistics segment.
In the Transportation portfolio, our service obligation to customers is satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenue are generally consistent across these modes given the relatively short-term nature of each contract. For the majority of our transportation business, the “contract with a customer” is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of the Company’s influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by rate schedules that accompany negotiated contracts. Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income and consists primarily of transportation equipment. The amount of operating revenues recorded for these services was $16.0 million and $6.3 million in 2022 and 2021, respectively. There was no revenue recorded in 2020 for freight movements in exchange for non-monetary consideration.
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
In certain transportation arrangements, an unrelated party contributes a specified service to our customer. For example, we contract with third-party carriers to perform transportation services on behalf of our customers in our brokerage business, and we use third-party rail carriers in our Intermodal segment. In situations that include the contributions of third parties, we act as principal in the arrangement, and accordingly, we recognize gross revenues from these transactions.
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
Under ASC 606, we have elected to use the right to invoice practical expedient, which reflects the fact that a customer obtains the benefit associated with logistics services as they are provided (output method), and therefore, we recognize revenue under these contracts over time.
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

Remaining Performance Obligations (in millions)	December 31, 2022
Expected to be recognized within one year
Transportation	$17.2
Logistics Management	10.2
Expected to be recognized after one year
Transportation	24.8
Logistics Management	8.5
Total	$60.7
This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Other current assets—Contract assets	$27.0	$33.8	$21.5
Other current liabilities—Contract liabilities	2.6	3.2	0.7
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

4. FAIR VALUE

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value at
(in millions)	Level in Fair Value Hierarchy	December 31, 2022	December 31, 2021
Equity investment in TuSimple (1)	1	$0.6	$12.7
Marketable securities (2)	2	45.9	49.3
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
The fair value of the Company’s debt was $199.1 million and $276.7 million as of December 31, 2022 and 2021, respectively. The carrying value of the Company’s debt was $205.0 million and $265.0 million as of December 31, 2022 and 2021, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.
The recorded value of cash, trade accounts receivable, lease receivables, and trade accounts payable approximates fair value.
We measure non-financial assets, such as assets held for sale and other long-lived assets, at fair value when there is an indicator of impairment and only when we recognize an impairment loss. The table below sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis during 2022. During 2021 we did not measure any non-financial assets at fair value.

(in millions)	Level in Fair Value Hierarchy	Fair Value at December 31, 2022
Assets held for sale (1)	2	$0.5
(1)Our held for sale transportation equipment is evaluated for impairment using market data upon classification as held for sale or as impairment indicators are present. If the carrying value of the assets held for sale exceeds the fair value, an impairment is recorded. All of the assets held for sale at December 31, 2022 were recorded at fair value. Refer to Note 1, Summary of Significant Accounting Policies, for further details on impairment charges.
As part of the MLS and deBoer acquisitions, certain assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Refer to Note 2, Acquisitions, for further details.

5. INVESTMENTS

Marketable Securities
The following table presents the maturities and values of our marketable securities as of the dates shown.

	December 31, 2022			December 31, 2021
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	4 to 98	$21.9	$19.3	$19.9	$19.6
Corporate debt securities	3 to 57	16.0	14.9	20.3	20.4
State and municipal bonds	1 to 154	12.4	11.7	9.1	9.3
Total marketable securities		$50.3	$45.9	$49.3	$49.3
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools, MLSI, a transportation technology development company, and ChemDirect, a business to business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of December 31, 2022 and 2021 were $86.0 million and $36.2 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs.
The following table summarizes the activity related to these equity investments during the periods presented.

	Year Ended December 31,
(in millions)	2022	2021	2020
Investment in equity securities	$24.0	$—	$10.0

Upward adjustments (1)	25.8	13.9	8.8
Cumulative upward adjustments	52.0
(1)Our updated investment values were determined using the backsolve method, a valuation approach that primarily uses an option pricing model to value shares based on the price paid for recently issued shares.

Equity Investments with Readily Determinable Fair Values
On January 12, 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. In the years ended December 31, 2022 and 2021, the Company recognized a pre-tax net loss of $12.1 million and a pre-tax net gain of $7.7 million, respectively, on its investment in TuSimple. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.
All of our equity investments are included in other noncurrent assets on the consolidated balance sheets with subsequent gains or losses recognized within other expense (income)—net on the consolidated statements of comprehensive income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the years ended December 31, 2022 and 2021.

(in millions)	Truckload	Logistics	Other	Total
Balance at December 31, 2020	$103.6	$14.2	$10.3	$128.1
Acquisition (see Note 2)	122.7	—	—	122.7
Goodwill impairment charge	—	—	(10.6)	(10.6)
Foreign currency translation adjustment	—	—	0.3	0.3
Balance at December 31, 2021	226.3	14.2	—	240.5
Acquisition (see Note 2)	7.7	—	—	7.7
Acquisition adjustments (see Note 2)	(20.0)	—	—	(20.0)
Balance at December 31, 2022	$214.0	$14.2	$—	$228.2
During the year ended December 31, 2022, we recorded goodwill in conjunction with the acquisition of deBoer and made measurement period adjustments related to the acquisitions of deBoer and MLS, both of which were recorded within the Truckload segment. Goodwill recorded as a result of the Company’s acquisition of MLS represents its own reporting unit, while goodwill recorded as a result of the deBoer acquisition is included in our VTL/Dedicated Services reporting unit as drivers and assets were deployed within this business, and deBoer operations ceased. Refer to Note 2, Acquisitions, for further details.
At December 31, 2022 and 2021, we had accumulated goodwill impairment charges of $53.2 million, which consisted of $34.6 million and $18.6 million in our Truckload reporting segment and Other, respectively.
Goodwill is tested for impairment at least annually using the discounted cash flow, guideline public company, and guideline transaction methods to calculate the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. Key inputs used in the guideline public company and guideline transaction methods include EBITDA valuation multiples of comparable companies and transactions. If interest rates rise or EBITDA valuation multiples of comparable companies and transactions decline, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.
During the fourth quarter of 2022 and 2021, annual impairment tests were performed on all three of our reporting units with goodwill as of October 31, our assessment date. No impairments resulted as part of the 2022 annual impairment tests. An impairment loss of $10.6 million was recorded for our Asia reporting unit in 2021 as the discounted cash flows expected to be generated by the reporting unit were not sufficient to recover its carrying value. This represented all of the remaining goodwill related to the Asia reporting unit. No impairments resulted for our remaining reporting units as part of the 2021 annual impairment tests.
The identifiable finite lived intangible assets other than goodwill listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisition of MLS. Our customer relationships and trademarks are amortized over a weighted-average amortization period of ten years. Refer to Note 2, Acquisitions, for further details.

	December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3.2	$0.3	$2.9
Trademarks	6.8	0.7	6.1
Total intangible assets	$10.0	$1.0	$9.0
Amortization expense for intangible assets was $1.0 million for the year ended December 31, 2022.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	December 31, 2022
2023	$1.0
2024	1.0
2025	1.0
2026	1.0
2027	1.0
2028 and thereafter	4.0
Total	$9.0

7. DEBT AND CREDIT FACILITIES

As of December 31, 2022 and 2021, debt included the following:

(in millions)	December 31, 2022	December 31, 2021
Unsecured senior notes: principal payable at maturities ranging from 2023 through 2025; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.93% and 3.61% for 2022 and 2021, respectively	$205.0	$265.0
Current maturities	(70.0)	(60.0)
Long-term debt	$135.0	$205.0
Scheduled future debt principal payments are as follows:

(in millions)	December 31, 2022
2023	$70.0
2024	40.0
2025	95.0
Total	$205.0
On November 4, 2022, we entered into a new agreement (the “2022 Credit Facility”) which replaces our previous agreement (the “2018 Credit Facility”). The 2022 Credit Facility provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. The 2022 agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under either of these agreements as of December 31, 2022 or 2021. Standby letters of credit under these agreements amounted to $0.1 million and $3.9 million on December 31, 2022 and 2021, respectively, and were primarily related to the requirements of certain of our real estate leases.
On July 30, 2021, we entered into Amendment No. 3 to our Amended and Restated Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. We had no outstanding borrowings under this facility at December 31, 2022 or 2021. At December 31, 2022 and 2021, standby letters of credit under this agreement amounted to $77.1 million and $70.3 million and were primarily related to the requirements of certain of our insurance obligations.

The credit agreements contain various financial and other covenants, including required minimum consolidated net worth, consolidated net debt, limitations on indebtedness, transactions with affiliates, shareholder debt, and restricted payments. The credit agreements and senior notes contain change of control provisions pursuant to which a change of control is defined to mean the Schneider family no longer owns more than 50% of the combined voting power of our capital shares. A change of control event causes an immediate termination of unused commitments under the credit agreements and requires repayment of all outstanding borrowings plus accrued interest and fees. The senior notes require us to provide notice to the note holders offering prepayment of the outstanding principal along with interest accrued to the date of prepayment. The prepayment date is required to be within 20 to 60 days from the date of notice. At December 31, 2022, the Company was in compliance with all financial covenants.

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
For our real estate leases, we have elected to apply the recognition requirement to leases of twelve months or less; therefore, a lease right-of-use asset and liability will be recognized for all of these leases. For our equipment leases, we have elected to not apply the recognition requirements to leases of twelve months or less. These leases will be expensed on a straight-line basis, and no operating lease right-of-use asset or liability will be recorded.
We have also elected to not separate the different components within the contract for our leases; therefore, all fixed costs associated with the lease are included in the right-of-use asset and lease liability. This often relates to the requirement for us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent. Some of our leases have variable payment amounts, and the variable portions of those payments are excluded from the right-of-use asset and lease liability.
At the inception of our contracts, we determine if the contract is or contains a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. None of our leases contain restrictions or covenants that restrict us from incurring other financial obligations.
Right-of-use lease assets and liabilities are recognized based on the present value of the future lease payments over the term. Our incremental borrowing rates are used as the discount rates for leases and are determined based on U.S. Treasury rates plus an applicable margin. Schneider uses multiple discount rates based on lease terms.
The following table presents our net lease costs for the years ended December 31, 2022, 2021, and 2020.

	Financial Statement Classification	Year Ended December 31,
(in millions)		2022	2021	2020
Operating lease cost
Operating lease cost	Operating supplies and expenses—net	$32.9	$31.3	$29.5
Short-term lease cost (1)	Operating supplies and expenses—net	6.3	3.0	3.1
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	2.2	0.8	0.5
Interest on lease liabilities	Interest expense	0.2	0.1	0.1
Variable lease cost	Operating supplies and expenses—net	2.9	0.9	2.2
Sublease income	Operating supplies and expenses—net	(3.0)	(4.5)	(4.5)
Total net lease cost		$41.5	$31.6	$30.9
(1)Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.

As of December 31, 2022 and 2021, remaining lease terms and discount rates under operating and finance leases were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	3.2 years	3.6 years
Finance leases	3.2 years	3.8 years

Weighted-average discount rate (1)
Operating leases	3.7%	3.3%
Finance leases	4.3%	2.5%
(1)Determined based on a portfolio approach.
Additional information related to our leases is as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$33.3	$31.4	$34.7
Operating cash flows for finance leases	0.2	0.1	0.1
Financing cash flows for finance leases	2.0	0.8	0.6

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$23.7	$28.7	$23.7
Finance leases	6.8	4.1	0.8
Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in internal use software and other noncurrent assets, other current liabilities, and other noncurrent liabilities, respectively, in the consolidated balance sheets. Operating lease right-of-use assets were $63.5 million and $68.6 million as of December 31, 2022 and 2021, respectively. We recorded a $0.1 million impairment loss on our operating lease right-of-use assets for the year ended December 31, 2022, no impairment losses for 2021, and $0.8 million in losses for 2020. For the year ended December 31, 2020, $0.3 million related to the shutdown of our FTFM service offering.
At December 31, 2022, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
2023	$29.3	$3.6
2024	19.6	3.5
2025	12.6	2.5
2026	6.7	1.1
2027	2.9	0.1
2028 and thereafter	1.9	—
Total	73.0	10.8
Amount representing interest	(4.1)	(0.7)
Present value of lease payments	68.9	10.1
Current maturities	(27.4)	(3.3)
Long-term lease obligations	$41.5	$6.8
For certain of our real estate leases, there are options contained within the lease agreement to extend beyond the initial lease term. The Company recognizes options as right-of-use assets and lease liabilities when deemed reasonably certain to be exercised. Future operating lease payments at December 31, 2022 include $1.0 million related to options to extend lease terms that we are reasonably certain to exercise.

As of December 31, 2022, we had several leases that were signed but had not yet commenced totaling $24.1 million over their lease terms. These leases will commence in 2023 and have lease terms of three to seven years.
The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of December 31, 2022 and 2021. Real and other property under finance leases are being amortized to a zero net book value over the initial lease term.

(in millions)	December 31, 2022	December 31, 2021
Transportation equipment	$3.1	$1.2
Real property	1.0	0.7
Other property	8.9	5.5
Accumulated amortization	(3.3)	(2.3)
Total	$9.7	$5.1
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
In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the years ended December 31, 2022, 2021, and 2020. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.
As of December 31, 2022 and 2021, investments in lease receivables were as follows:

(in millions)	December 31, 2022	December 31, 2021
Future minimum payments to be received on leases	$198.4	$193.9
Guaranteed residual lease values	126.1	123.3
Total minimum lease payments to be received	324.5	317.2
Unearned income	(50.2)	(46.5)
Net investment in leases	$274.3	$270.7
The amounts to be received on lease receivables as of December 31, 2022 were as follows:

(in millions)	December 31, 2022
2023	$141.0
2024	109.2
2025	73.2
2026	1.1
Total undiscounted lease cash flows	324.5
Amount representing interest	(50.2)
Present value of lease receivables	274.3
Current lease receivables—net of allowance	(111.2)
Long-term lease receivable	$163.1
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of December 31, 2022 was $64.6 million, which includes both current and future lease payments.
Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of December 31, 2022, our lease payments past due were $4.1 million.
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

	Year Ended December 31,
(in millions)	2022	2021	2020
Revenue	$195.0	$206.1	$206.3
Cost of goods sold	(161.8)	(177.6)	(185.6)
Operating profit	$33.2	$28.5	$20.7

Interest income on lease receivable	$37.0	$32.4	$26.5

9. INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2022, 2021, and 2020 were as follows:

(in millions)	2022	2021	2020
Current:
Federal	$28.1	$112.5	$60.4
Foreign	15.8	—	—
State	19.3	22.1	9.1
	63.2	134.6	69.5
Deferred:
Federal	82.8	0.8	(1.4)
State and other	0.2	1.2	3.1
	83.0	2.0	1.7
Total provision for income taxes	$146.2	$136.6	$71.2
For the year ended December 31, 2022, the foreign provision for income taxes is primarily related to the sale of our Canadian facility; for the years ended December 31, 2021 and 2020, the foreign provision is insignificant in relation to our overall provision.
The provision for income taxes for the years ended December 31, 2022, 2021, and 2020 differed from the amounts computed using the federal statutory rate in effect as follows:

	2022		2021		2020
(in millions, except percentages)	Dollar Impact	Rate	Dollar Impact	Rate	Dollar Impact	Rate
Income tax at federal statutory rate	$126.8	21.0%	$113.8	21.0%	$59.4	21.0%
State tax—net of federal effect	15.4	2.6	18.9	3.5	9.7	3.4
Change in valuation allowance	10.7	1.8	—	—	—	—
Other—net	(6.7)	(1.2)	3.9	0.7	2.1	0.8
Total provision for income taxes	$146.2	24.2%	$136.6	25.2%	$71.2	25.2%

The components of the net deferred tax liability included in deferred income taxes in the consolidated balance sheets as of December 31, 2022 and 2021 were as follows:

(in millions)	2022	2021
Deferred tax assets:
Compensation and employee benefits	$7.8	$10.1
Operating lease liabilities	16.4	17.8
State net operating losses and credit carryforwards	9.4	9.3
Foreign capital loss carryforward	10.7	—
Other	14.9	10.5
Total gross deferred tax assets	59.2	47.7
Valuation allowance	(12.8)	(2.5)
Total deferred tax assets—net of valuation allowance	46.4	45.2
Deferred tax liabilities:
Property and equipment	548.0	456.5
Prepaid expenses	5.6	5.5
Intangible assets	2.4	7.9
Operating lease right-of-use assets	15.2	16.5
Other	13.4	9.8
Total gross deferred tax liabilities	584.6	496.2
Net deferred tax liability	$538.2	$451.0
Unrecognized Tax Benefits
Our unrecognized tax benefits as of December 31, 2022 would reduce the provision for income taxes if subsequently recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Accrued interest and penalties for such unrecognized tax benefits as of December 31, 2022 and 2021 were $3.1 million and $2.7 million, respectively. We expect no significant increases or decreases for unrecognized tax benefits during the twelve months immediately following the December 31, 2022 reporting date.
As of December 31, 2022, 2021, and 2020, a reconciliation of the beginning and ending unrecognized tax benefits, which is recorded as other noncurrent liabilities in the consolidated balance sheets, is as follows:

(in millions)	2022	2021	2020
Gross unrecognized tax benefits—beginning of year	$5.2	$4.3	$4.3
Gross increases—tax positions related to current year	1.0	0.9	0.3
Gross decreases—tax positions taken in prior years	(0.2)	—	(0.3)
Gross unrecognized tax benefits—end of year	$6.0	$5.2	$4.3
Tax Examinations
We file a U.S. federal income tax return, as well as income tax returns in a majority of state tax jurisdictions. We also file returns in foreign jurisdictions. The years 2019, 2020, and 2021 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. In October 2022, the statute for 2018 expired. State and foreign jurisdictional statutes of limitations generally range from three to four years.
Carryforwards
As of December 31, 2022, we had $148.5 million of state net operating loss carryforwards which are subject to expiration from 2023 to 2043, and $51.5 million in capital loss carryforwards which are subject to expiration from 2023 to 2027. The deferred tax assets related to carryforwards at December 31, 2022 were $9.4 million for state net operating loss carryforwards and $10.8 million for the capital loss carryforwards. Carryforwards are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and projections of future taxable income. At December 31, 2022, we carried a total valuation allowance of $12.8 million, which represented $10.7 million against capital loss carryforwards and $2.1 million against state deferred tax assets.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Numerator:
Net income available to common shareholders	$457.8	$405.4	$211.7
Denominator:
Weighted average common shares outstanding	177.9	177.6	177.3
Dilutive effect of share-based awards and options outstanding	0.9	0.5	0.3
Weighted average diluted common shares outstanding	178.8	178.1	177.6

Basic earnings per common share	$2.57	$2.28	$1.19
Diluted earnings per common share	2.56	2.28	1.19
The calculation of diluted earnings per share excluded 0.3 million, 0.8 million, and 0.6 million share-based awards and options that had an anti-dilutive effect for the years ended December 31, 2022, 2021, and 2020, respectively.
Capital Stock and Rights
Our common equity consists of 750.0 million authorized shares of Class B common stock, entitled to one vote per share, and 250.0 million authorized shares of Class A common stock, entitled to 10 votes per share. Our Class B common stock has traded on the NYSE under the symbol “SNDR” since our IPO in April 2017. Our Class A common stock is held by the Voting Trust for the benefit of members of the Schneider family. Each share of Class A common stock is convertible into one share of Class B common stock. Our Class B common stock is not convertible into any other shares of our capital stock. There is no public trading market for our Class A common stock.
Our Amended and Restated Articles of Incorporation provide that holders of our Class A and Class B common stock will be treated equally and ratably on a per share basis with respect to dividends, unless disparate treatment is approved in advance by the vote of the holders of a majority of the outstanding shares of our Class A and Class B common stock, each voting as a separate group.
In the event of a dissolution, liquidation, or winding up of the company, the holders of Class A and Class B common stock are entitled to share ratably in all assets and funds remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding, unless disparate treatment is approved in advance by the vote of the holders of a majority of the outstanding shares of our Class A and Class B common stock, each voting as a separate group.
Additionally, a total of 50.0 million shares of preferred stock is authorized, none of which is currently outstanding. The Company has no present plans to issue any preferred stock.
Dividends Declared
During 2022, 2021, and 2020, the Company declared cash dividends totaling $0.32, $0.28, and $2.26 per share, respectively. Included in the 2020 amount was a special cash dividend of $2.00 per share, totaling $354.7 million.
Subsequent Event - Dividends Declared and Stock Repurchase Program
In January 2023, our Board declared a quarterly cash dividend for the first fiscal quarter of 2023 in the amount of $0.09 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on March 10, 2023 and is expected to be paid on April 10, 2023.
In January 2023, our Board also announced and approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common stock. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions.

11. EMPLOYEE BENEFIT PLANS

We sponsor defined contribution plans for certain eligible employees. Under these plans, annual contribution levels, as defined in the plan agreements, are based upon years of service. Expense under these plans totaled $12.1 million, $11.3 million, and $10.7 million in 2022, 2021, and 2020, respectively, and is classified in salaries, wages, and benefits in the consolidated statements of comprehensive income.
We also have a savings plan, organized pursuant to Section 401(k) of the Internal Revenue Code, to provide employees with additional income upon retirement. Under the terms of the plan, substantially all employees may contribute a percentage of their annual compensation, as defined, to the plan. We make contributions to the plan, up to a maximum amount per employee, based on a percentage of employee contributions. Our net expense under this plan was $14.2 million, $12.9 million, and $11.3 million in 2022, 2021, and 2020, respectively.

12. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B common stock to employees under our 2017 Omnibus Incentive Plan (“the Plan”). These awards have historically consisted of restricted shares, RSUs, performance-based restricted shares (“performance shares”), PSUs, and non-qualified stock options. Performance shares and PSUs granted prior to 2021 are earned based on attainment of threshold performance of earnings and return on capital targets. Beginning with grants in 2021, in addition to achievement of earnings and return on capital targets, a multiplier is applied to performance share and PSU achievement based on rTSR against peers over the performance period.
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
The following table summarizes the components of our employee share-based compensation expense.

	Year Ended December 31,
(in millions)	2022	2021	2020
Restricted shares and RSUs	$5.7	$5.8	$4.5
Performance shares and PSUs	8.7	6.1	1.9
Non-qualified stock options	1.4	1.4	0.9
Share-based compensation expense	$15.8	$13.3	$7.3
Related tax benefit	$3.8	$3.3	$1.8
As of December 31, 2022, we had $21.4 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.9 years.

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

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	484,808	$23.34
Granted	259,992	22.04
Vested	(141,556)	22.56
Forfeited	(13,657)	23.00
Unvested at December 31, 2020	589,587	22.96
Granted	341,508	22.61
Vested	(229,226)	22.82
Forfeited	(22,610)	22.77
Unvested at December 31, 2021	679,259	22.84
Granted (1)	322,316	25.85
Vested	(256,779)	23.49
Forfeited	(49,329)	23.91
Unvested at December 31, 2022	695,467	$23.92
(1)No restricted shares were granted during 2022.
The grant date fair value of restricted shares and RSUs is determined using the closing share price of the Company on the date of grant.
Performance Shares and PSUs
Performance shares and PSUs include a performance period of three years with vesting based on attainment of threshold performance of earnings and return on capital targets. These awards cliff-vest after a performance period of three years, subject to continued employment through the vesting date or retirement eligibility, with payout ranging from 0% - 200% of the target number of shares for both PSUs and performance shares. The 2021 and 2022 awards include an additional rTSR component that allows for payout ranging from 0% - 250% of the target number of shares. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each award. The dividend equivalents are forfeitable consistent with the date the awards vest and are distributed to participants in cash at the same time as the underlying shares.

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	519,721	$24.11
Granted	350,525	22.04
Vested	(44,802)	26.80
Forfeited	(170,422)	26.68
Unvested at December 31, 2020	655,022	22.15
Granted	439,620	24.44
Vested	—	—
Forfeited	(313,362)	22.27
Unvested at December 31, 2021	781,280	23.39
Granted (1)	224,455	28.32
Vested	(304,794)	22.04
Forfeited	(97,942)	24.23
Unvested at December 31, 2022	602,999	$25.77
(1)No performance shares were granted during 2022.
We estimated the grant date fair value of performance shares and PSUs containing a rTSR component using a Monte Carlo simulation which requires assumptions for expected term, volatility, dividend yield, and risk-free interest rate. We used the historical volatility of peers to derive the expected volatility of the stock. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant taking into consideration the expected term of the awards. No expected dividend yield was used as the award agreement assumes dividends distributed during the performance period are reinvested.
Assumptions used in the Monte Carlo simulation for awards granted in 2022 and 2021 were as follows:

	2022	2021
Weighted-average Monte Carlo value	$28.32	$24.44
Monte Carlo assumptions:
Expected term	2.87 years	2.87 years
Expected volatility	45.3%	45.8%
Risk-free interest rate	1.8	0.2
Non-qualified Stock Options
The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a period of four years, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant.

Non-qualified Stock Options Outstanding	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2019	537,248	$22.28	8.3	$641
Granted	233,636	22.04
Exercised (2)	(84,984)	19.00		440
Forfeited	—	—
Outstanding at December 31, 2020 (3)	685,900	20.60	7.1	735
Granted	305,668	22.63
Exercised (2)	(42,904)	17.00		243
Forfeited	—	—
Outstanding at December 31, 2021	948,664	21.42	7.3	5,208
Granted	311,501	25.58
Exercised (2)	(150,692)	22.65		467
Forfeited	(70,830)	22.92
Outstanding at December 31, 2022	1,038,643	$22.39	7.6	$1,794

Exercisable as of:
December 31, 2020	179,893	$21.18	5.8	$244
December 31, 2021	329,711	21.15	5.7	1,898
December 31, 2022	402,945	20.89	6.4	1,098
(1)The aggregate intrinsic value was computed using the closing share price on December 30, 2022 of $23.40, December 31, 2021 of $26.91, and December 31, 2020 of $20.70, as applicable.
(2)Cash received upon exercise of stock options was $3.4 million in 2022, $0.7 million in 2021, and $1.6 million in 2020.
(3)In November 2020, the exercise price of all outstanding options was adjusted downward by $2.00 to equitably adjust for the special dividend paid by the Company on November 19, 2020.

Unvested Non-qualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	406,685	$7.34
Granted	233,636	6.34
Vested	(134,314)	7.30
Forfeited	—	—
Unvested at December 31, 2020	506,007	6.89
Granted	305,668	5.86
Vested	(192,722)	7.01
Forfeited	—	—
Unvested at December 31, 2021	618,953	6.34
Granted	311,501	7.32
Vested	(223,926)	6.75
Forfeited	(70,830)	6.55
Unvested at December 31, 2022	635,698	$6.65
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

Assumptions used in calculating the Black-Scholes value of options granted during 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Weighted-average Black-Scholes value	$7.32	$5.86	$6.34
Black-Scholes assumptions:
Expected term	6.25 years	6.25 years	6.25 years
Expected volatility	30.0%	30.0%	31.0%
Expected dividend yield	1.2	1.2	1.2
Risk-free interest rate	2.1	0.7	1.6
Director Share Awards and Deferred Stock Units
Equity awards are granted to each director annually on the date of our annual shareholder meeting and accounted for as equity based in accordance with applicable accounting standards for these types of share-based payments. Expense related to our director equity based awards was $1.4 million in 2022, $1.3 million in 2021, and $1.3 million in 2020.
We also grant equity retainer awards, or shares in lieu of cash, on a quarterly basis to our non-employee directors. These awards consist of fully vested shares of our Class B common stock or DSUs. We account for the quarterly director share awards and DSUs as liability based in accordance with the applicable accounting standards for these types of share-based payments and remeasure the DSUs at the end of each reporting period through settlement. Expense related to our director liability based awards was $0.9 million in 2022, $1.2 million in 2021, and $0.9 million in 2020.

13. COMMITMENTS AND CONTINGENCIES

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
At December 31, 2022, our firm commitments to purchase transportation equipment totaled $448.0 million.
During the first quarter of 2022, the Company recorded a $5.2 million charge as a result of an adverse audit assessment by a state jurisdiction over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The charge is included within operating supplies and expenses—net on the consolidated statements of comprehensive income for the year ended December 31, 2022. The Company filed a request for appeal of the audit assessment with the state jurisdiction.
A representative of the former owners of WSL filed a lawsuit alleging that we did not fulfill certain obligations under the purchase and sale agreement and claiming that the former owners of WSL were entitled to damages including an additional payment of $40.0 million under an earn-out arrangement. On April 25, 2022, the Delaware Superior Court entered judgment in favor of the former owners of WSL, awarding $40.0 million in compensatory damages, plus prejudgment interest and the former owners’ attorneys’ fees. The Company settled with the former owners of WSL for a total of $57.0 million, which is included within other general expenses on the consolidated statements of comprehensive income for the year ended December 31, 2022.

14. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.
As of December 31, 2020, our operating segments within the Truckload reportable segment were VTL and Bulk. Beginning in 2022, the operating results of MLS, a standalone operating segment, were aggregated into the Truckload reportable segment, resulting in a total of three operating segments. The operating results of deBoer are also included within the Truckload reportable segment from the date of acquisition through when their operations ceased in July and their assets were deployed throughout the business. The three operating segments are aggregated because they have similar economic characteristics with our other Truckload operating segments and meet the other aggregation criteria described in ASC 280. VTL delivers truckload quantities over irregular routes using dry van trailers. Bulk transports key inputs to manufacturing processes, such as specialty chemicals, using specialty trailers. MLS provides dedicated truckload services focusing primarily on freight with consistent routes.
The Intermodal reportable segment provides rail intermodal and drayage services to our customers. Company-owned containers, chassis, and dray tractors are used to provide these transportation services.
As of December 31, 2020, our operating segments within the Logistics reportable segment were Brokerage, Supply Chain Management, and Import/Export Services. During 2021, the Company combined the Supply Chain Management and Import/Export Services operating segments into one operating segment. As of December 31, 2022 and 2021, there are only two remaining operating segments, Brokerage and SCDM, that are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. In the Logistics segment, we provide additional sources of truck capacity, manage transportation-systems analysis requirements for individual customers, and provide transloading and warehousing services.
We generate other revenues from our leasing and captive insurance businesses which are operated by wholly owned subsidiaries. Through November of 2022 and prior to executing a management buyout agreement to sell that business, the Company had operations in Asia that met the definition of an operating segment. None of these operations meet the quantitative reporting thresholds, and a result, are grouped in “Other” in the tables below. Also included in “Other” are revenues and expenses that are incidental to our operations and not attributable to any of the reportable segments.
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
The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $73.5 million, $62.4 million, and $62.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Revenues by Segment	Year Ended December 31,
(in millions)	2022	2021	2020
Truckload	$2,236.6	$1,934.9	$1,851.0
Intermodal	1,287.4	1,143.1	974.7
Logistics	1,956.2	1,808.7	1,129.3
Other	364.0	365.3	359.0
Fuel surcharge	862.5	444.8	318.3
Inter-segment eliminations	(102.3)	(88.1)	(79.5)
Operating revenues	$6,604.4	$5,608.7	$4,552.8

Income (Loss) from Operations by Segment	Year Ended December 31,
(in millions)	2022	2021	2020
Truckload	$352.2	$284.7	$187.8
Intermodal	165.1	155.2	75.0
Logistics	141.2	92.4	43.1
Other	(58.1)	1.4	(19.2)
Income from operations	$600.4	$533.7	$286.7

Depreciation and Amortization by Segment	Year Ended December 31,
(in millions)	2022	2021	2020
Truckload	$249.3	$210.2	$210.7
Intermodal	57.2	48.4	46.3
Logistics	0.1	0.2	0.1
Other	43.4	37.4	33.4
Depreciation and amortization	$350.0	$296.2	$290.5

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
Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited our consolidated financial statements. Deloitte & Touche LLP’s report on internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION

On February 14, 2023, the Company entered into an Amended and Restated Schneider Family Board Nomination Process Agreement (the “Amended Nomination Agreement”), dated as of February 14, 2023, with certain members of the Schneider family which amends the Schneider Family Board Nomination Process Agreement (the “Original Agreement”), dated as of October 5, 2016. Under the Amended Nomination Agreement, four specified members of the Schneider family have the right to nominate two family members to serve on our Board on an annual, rotating basis. The annual Schneider family director nominations, assuming each specified member of the Schneider family is able to serve, will rotate among the four specified Schneider family members through 2040 according to a schedule that is set forth in the Amended Nomination Agreement.
After the Schneider family director nominee rotation described above is complete, or if the rotation described above ends before 2040, the four specified Schneider family members may, if all such family members are in agreement, propose to our Corporate Corporate Governance Committee an amendment to the Amended Nomination Agreement, consistent with such agreement, to cover nominations of Schneider family members in subsequent periods, the approval of which shall be subject to the approval of our Governance Committee and our Board, which approval shall not be unreasonably withheld. Such proposal must be made before the later of (a) December 31st of the year in which the rotation system ends or six months after the date on which the last family member’s service as a director ends, whichever is later, or (b) December 31, 2040 in the event the rotation set forth above is completed.
The foregoing description of the Amended Nomination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.6 to this Annual Report on Form 10-K, and is incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for the information concerning our executive officers and our Code of Conduct below, the information required by Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022.
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
Information About Our Executive Officers
Our executive officers as of February 17, 2023, together with their ages, positions, and business experience are below:

Name	Age	Position
Mark B. Rourke	58	President, Chief Executive Officer and Director
Stephen L. Bruffett	59	Executive Vice President, Chief Financial Officer
Shaleen Devgun	50	Executive Vice President, Chief Innovation & Technology Officer
James Filter	52	Executive Vice President, Group President of Transportation & Logistics
Angela Fish	51	Executive Vice President, Human Resources
Thomas G. Jackson	57	Executive Vice President, General Counsel
Robert Reich	56	Executive Vice President, Chief Administrative Officer
Mark B. Rourke has served as our President and Chief Executive Officer, and as a Director, since April 2019. Prior to serving as our Chief Executive Officer, Mr. Rourke served as Executive Vice President and Chief Operating Officer and held various other roles within Schneider including President of our Truckload Services Division and General Manager of Schneider Transportation Management, where he was responsible for the effective delivery to market of sole source, promotional, and brokerage service offerings. Mark held a variety of other leadership roles at Schneider with increasing responsibility including Vice President of Customer Service, Director of Transportation Planning for Customer Service, Midwest Area Service Manager for Customer Service, and Director of Driver Training. Mr. Rourke joined our company in 1987, holds a bachelor’s degree in marketing from the University of Akron, Ohio, and has attended programs on corporate governance and strategic leadership at Harvard University. He currently serves on the Board for The Shyft Group, the Trucking Alliance, and the Green Bay Packers.
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
Shaleen Devgun has served as Executive Vice President, Chief Innovation and Technology Officer since 2022. Prior to serving as our Chief Innovation and Technology Officer, Mr. Devgun served as our Chief Information Officer from 2015 through 2021, as well as Vice President for Strategy, Planning, and Solution Delivery. Before joining Schneider in 2009, he spent 12 years in management consulting roles with DiamondCluster International and Deloitte, specializing in corporate venturing, formulation and execution of business and technology strategy, program leadership, and operational design. Mr. Devgun holds bachelor’s degrees in economics and math from the University of Pune and a master’s degree in business administration from the University of Detroit Mercy. He also serves on the Board for the Fox Cities Performing Arts Center.

James Filter has served as our Executive Vice President, Group President of Transportation and Logistics since April 2022. Prior to assuming his current role in 2022, Mr. Filter served as Senior Vice President and General Manager of Intermodal from 2015 to 2021 when his responsibilities were expanded to include accountabilities as Chief Commercial Officer. Mr. Filter joined our company in 1998 having previously worked at United Parcel Service (UPS) and served in the U.S. Marine Corps. He holds a bachelor’s degree from the University of Wisconsin-Green Bay and a master’s degree in business administration from Wayne State University. He currently serves on the Board for Family Services of Northeast Wisconsin.
Angela Fish has served as Executive Vice President, Human Resources since January 2022. She previously served as Senior Vice President of Human Resources. During her tenure at Schneider, she has held senior leadership roles across the human resources, benefits, and compensation areas. Prior to joining Schneider, she worked at the University of Michigan. She is a graduate of Northern Michigan University and locally serves on the Board of the YMCA.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information set forth under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables and Narrative” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2022. All of our equity compensation plans pursuant to which grants are currently being made have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2,247,074	$22.39	4,109,051
Equity compensation plans not approved by security holders	—	—	—
Total	2,247,074	$22.39	4,109,051
(1)The calculation of the weighted average exercise price includes only stock options and does not include the outstanding deferred stock units, restricted stock units, and performance-based restricted stock units reflected in the first column.
The remaining information required by Item 12 is incorporated herein by reference to the information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, the Board, and Management” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the information set forth under the caption “Corporate Governance” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8, above.
(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Year Ended	Balance at Beginning of Year	Charged to Expense / Against Revenue	Write-offs—Net of Recoveries	Balance at End of Year
December 31, 2020	$3.4	$1.4	$(1.1)	$3.7
December 31, 2021	3.7	2.3	(0.8)	5.2
December 31, 2022	5.2	10.6	(2.1)	13.7
All other schedules have been omitted either because they are not applicable or because the required information is included in our consolidated financial statements or the notes thereto.
(3) Exhibits

		Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date
3.1	Amended and Restated Articles of Incorporation of Schneider National, Inc., dated as of March 17, 2017	8-K	3.1	001-38054	4/12/2017
3.2	Amended and Restated Bylaws of Schneider National, Inc., dated as of April 26, 2021	8-K	3.1	001-38054	4/28/2021
4.1	Description of Class B Common Stock	10-K	4.1	001-38054	2/19/2020
9.1	Amended and Restated 1995 Schneider National, Inc. Voting Trust Agreement and Voting Agreement	S-1	9.1	333-215244	12/22/2016
9.2	Joinder to Amended and Restated 1995 Schneider National, Inc. Voting Trust Agreement and Voting Agreement	10-K	9.2	001-38054	2/27/2018
10.2	Note Purchase Agreement dated as of June 12, 2013 by and among Schneider National Leasing, Inc., as issuer, Schneider National, Inc., as parent guarantor, and the purchasers party thereto	S-1/A	10.3	333-215244	2/3/2017
10.3	Note Purchase Agreement dated as of November 10, 2014 by and among Schneider National Leasing, Inc., as issuer, Schneider National, Inc., as parent guarantor, and the purchasers party thereto	S-1/A	10.4	333-215244	2/3/2017
10.4	Joinder and Amendment No. 2, dated as of September 5, 2018, to Amended and Restated Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	9/6/2018
10.5	Amended and Restated Stock Restriction Agreement	S-1	10.6	333-215244	12/22/2016
10.6*	Amended and Restated Schneider Family Board Nomination Process Agreement

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
		8-K	4.1	001-38054	4/12/2017
10.8+	Schneider National, Inc. 2017 Omnibus Incentive Plan	S-1/A	10.9	333-215244	3/7/2017
10.9+	Schneider National, Inc. Senior Management Incentive Plan	S-1/A	10.10	333-215244	3/7/2017
10.10+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement	S-1/A	10.13	333-215244	3/7/2017
10.11+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (Annual Meeting Awards)	S-1/A	10.14	333-215244	3/7/2017
10.12+	Schneider National, Inc. Omnibus Long-Term Incentive Plan	S-1/A	10.18	333-215244	3/7/2017
10.14+	Schneider National, Inc. Long-Term Incentive Plan	S-1/A	10.22	333-215244	3/7/2017
10.15+	Schneider National, Inc. Long-Term Incentive Award Agreement (Restricted Cash)	S-1/A	10.23	333-215244	3/7/2017
10.16+*	Schneider National, Inc. 2005 Supplemental Savings Plan as Amended and Restated July 25, 2022
10.17+	First Amendment to Schneider National, Inc. 2005 Supplemental Savings Plan	S-1/A	10.25	333-215244	3/7/2017
10.18+	Form of Schneider National, Inc. Pre-IPO Key Employee Non-Compete and No-Solicitation Agreement	S-1/A	10.26	333-215244	3/7/2017
10.19+	Form of Schneider National, Inc. Post-IPO Non-Compete and No-Solicitation Agreement	S-1/A	10.27	333-215244	3/7/2017
10.20+	Form of Schneider National, Inc. Pre-IPO Key Employee Confidentiality Agreement	S-1/A	10.28	333-215244	3/7/2017
10.21+	Form of Schneider National, Inc. Post-IPO Confidentiality Agreement	S-1/A	10.29	333-215244	3/7/2017
10.22+	Schneider National, Inc. Director Deferred Compensation Program	S-1/A	10.30	333-215244	3/7/2017
10.23+	Schneider National, Inc. Employee Stock Purchase Plan, dated as of February 1, 1985, as amended as of March 17, 2017	S-8	4.3	333-217301	3/17/2017
10.24+	Form of Schneider National, Inc. Restricted Stock Award Agreement (2018)	10-Q	10.1	001-38054	4/30/2018
10.25+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2018)	10-Q	10.2	001-38054	4/30/2018
10.26+	Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (2018)	10-Q	10.3	001-38054	4/30/2018
10.27+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2018)	10-Q	10.4	001-38054	4/30/2018
10.28+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2018)	10-Q	10.5	001-38054	4/30/2018
10.29+	Form of Schneider National, Inc. Non-Compete and Non-Solicitation Agreement (2018)	10-Q	10.6	001-38054	4/30/2018

10.30+	Form of Schneider National, Inc. Confidentiality Agreement (2018)	10-Q	10.7	001-38054	4/30/2018
10.31+	Form of Schneider National, Inc. Restricted Share Award Agreement (2021)	10-Q	10.1	001-38054	4/29/2021
10.32+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2021)	10-Q	10.2	001-38054	4/29/2021
10.33+	Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (2021)	10-Q	10.3	001-38054	4/29/2021
10.34+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2021)	10-Q	10.4	001-38054	4/29/2021
10.35+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2021)	10-Q	10.5	001-38054	4/29/2021
10.36	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013 and as further amended and restated as of September 5, 2018, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	8/2/2021
10.37+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2022)	10-Q	10.1	001-38054	4/29/2022
10.38+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2022)	10-Q	10.2	001-38054	4/29/2022
10.39+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2022)	10-Q	10.3	001-38054	4/29/2022
10.40+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (2022)	10-Q	10.4	001-38054	4/29/2022
10.41+	Schneider National, Inc. Deferred Equity Plan	10-Q	10.1	001-38054	7/28/2022
10.42	Credit Agreement dated as of November 4, 2022, among Schneider National Leasing, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	001-38054	11/7/2022
21.1*	Subsidiaries of Schneider National, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.
*    Filed herewith.
** Furnished herewith.
+    Constitutes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	February 17, 2023	/s/ Mark B. Rourke
Mark B. Rourke
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2023.

Signature	Title

/s/ James L. Welch
James L. Welch	Chairman of the Board of Directors
/s/ Jyoti Chopra
Jyoti Chopra	Director
/s/ James R. Giertz
James R. Giertz	Director
/s/ Adam P. Godfrey
Adam P. Godfrey	Director
/s/ Robert W. Grubbs
Robert W. Grubbs	Director
/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.	Director
/s/ Therese A. Koller
Therese A. Koller	Director
/s/ Mark B. Rourke
Mark B. Rourke	Director
/s/ Paul J. Schneider
Paul J. Schneider	Director
/s/ John A. Swainson
John A. Swainson	Director

/s/ Mark B. Rourke
Mark B. Rourke	President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen L. Bruffett
Stephen L. Bruffett	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelly A. Dumas-Magnin
Shelly A. Dumas-Magnin	Vice President and Controller (Principal Accounting Officer)