Form 10-Q
period 2023-03-31
Schneider National, Inc.
filed 2023-04-27
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☐            No ☒
As of April 21, 2023, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 95,389,957 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
Board	Board of Directors
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
deBoer	deBoer Transportation, Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization
GAAP	United States Generally Accepted Accounting Principles
ILWU	International Longshore and Warehouse Union
IPO	Initial Public Offering
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
M&A	Mergers and Acquisitions
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business.
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SEC	United States Securities and Exchange Commission
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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
The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: inflation, both in the U.S. and globally; our ability to successfully manage operational challenges and disruptions, as well as related federal, state, and local government responses arising from future pandemics; economic and business risks inherent in the truckload and transportation industry, including inflation and competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage tight truck capacity brought about by driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements (including dedicated arrangements) and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 heavy-duty tractors and trailers; our ability to attract and retain qualified drivers and owner-operators; our reliance on owner-operators to provide a portion of our truck fleet; our dependence on railroads in the operation of our intermodal business; potential port congestion or interruptions that may result from contract negotiations between the ILWU and west coast port owners; service instability, availability, and/or increased costs from third-party capacity providers used by our business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; our ability to implement our plans to meet our greenhouse gas reduction goals; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 13, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company. The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating revenues	$1,428.7	$1,620.5
Operating expenses:
Purchased transportation	563.1	740.1
Salaries, wages, and benefits	337.8	337.5
Fuel and fuel taxes	113.0	110.2
Depreciation and amortization	91.8	83.8
Operating supplies and expenses—net	147.9	89.5
Insurance and related expenses	24.7	26.4
Other general expenses	35.8	97.9
Total operating expenses	1,314.1	1,485.4
Income from operations	114.6	135.1
Other expenses (income):
Interest income	(2.1)	(0.4)
Interest expense	4.4	2.8
Other expense (income)—net	(17.0)	9.2
Total other expenses (income)—net	(14.7)	11.6
Income before income taxes	129.3	123.5
Provision for income taxes	31.3	31.4
Net income	98.0	92.1
Other comprehensive income (loss):
Foreign currency translation adjustment—net	0.3	0.1
Net unrealized gains (losses) on marketable securities—net of tax	0.5	(1.6)
Total other comprehensive income (loss)—net	0.8	(1.5)
Comprehensive income	$98.8	$90.6

Weighted average shares outstanding	178.2	177.7
Basic earnings per share	$0.55	$0.52

Weighted average diluted shares outstanding	179.1	178.5
Diluted earnings per share	$0.55	$0.52
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$389.8	$385.7
Marketable securities	53.3	45.9
Trade accounts receivable—net of allowance of $12.5 million and $13.7 million, respectively	591.7	643.7
Other receivables	20.8	21.3
Current portion of lease receivables—net of allowance of $1.1 million and $1.3 million, respectively	112.6	111.2
Inventories	59.5	53.0
Prepaid expenses and other current assets	138.6	89.5
Total current assets	1,366.3	1,350.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,498.1	3,410.7
Land, buildings, and improvements	220.0	219.0
Other property and equipment	176.5	174.1
Total property and equipment	3,894.6	3,803.8
Less accumulated depreciation	1,518.4	1,523.8
Net property and equipment	2,376.2	2,280.0
Lease receivables	164.1	163.1
Internal use software and other noncurrent assets	335.9	296.6
Goodwill	228.2	228.2
Total noncurrent assets	3,104.4	2,967.9
Total Assets	$4,470.7	$4,318.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$330.1	$276.7
Accrued salaries, wages, and benefits	64.6	97.8
Claims accruals—current	73.7	75.5
Current maturities of debt and finance lease obligations	73.4	73.3
Other current liabilities	124.7	113.6
Total current liabilities	666.5	636.9
Noncurrent Liabilities:
Long-term debt and finance lease obligations	141.2	141.8
Claims accruals—noncurrent	97.8	95.2
Deferred income taxes	557.0	538.2
Other noncurrent liabilities	89.4	68.9
Total noncurrent liabilities	885.4	844.1
Total Liabilities	1,551.9	1,481.0
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,771,083 and 95,655,907 shares issued, and 95,388,727 and 94,993,144 shares outstanding, respectively	—	—
Additional paid-in capital	1,583.6	1,584.4
Retained earnings	1,339.4	1,257.8
Accumulated other comprehensive loss	(4.2)	(5.0)
Total Shareholders’ Equity	2,918.8	2,837.2
Total Liabilities and Shareholders’ Equity	$4,470.7	$4,318.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$98.0	$92.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.8	83.8
Gains on sales of property and equipment—net	(12.3)	(60.9)
Proceeds from lease receipts	19.3	20.5
Deferred income taxes	18.7	29.7
Long-term incentive and share-based compensation expense	4.8	5.8
(Gains) losses on investments in equity securities—net	(17.6)	8.4
Other noncash items—net	—	(6.4)
Changes in operating assets and liabilities:
Receivables	52.5	(77.8)
Other assets	(51.3)	(52.6)
Payables	(13.7)	56.1
Claims reserves and other receivables—net	0.8	9.1
Other liabilities	(7.9)	27.8
Net cash provided by operating activities	183.1	135.6
Investing Activities:
Purchases of transportation equipment	(143.1)	(60.3)
Purchases of other property and equipment	(12.5)	(14.4)
Proceeds from sale of property and equipment	34.7	64.8
Proceeds from sale of off-lease inventory	7.1	5.1
Purchases of lease equipment	(20.9)	(21.0)
Proceeds from marketable securities	2.0	2.2
Purchases of marketable securities	(8.8)	(3.6)
Investments in equity securities	(5.0)	(4.0)
Investment in note receivable	(10.0)	—
Acquisition of business, net of cash acquired	—	(3.2)
Net cash used in investing activities	(156.5)	(34.4)
Financing Activities:
Payments of debt and finance lease obligations	(0.8)	(60.4)
Dividends paid	(15.7)	(12.9)
Other financing activities	(6.0)	(0.1)
Net cash used in financing activities	(22.5)	(73.4)
Net increase in cash and cash equivalents	4.1	27.8
Cash and Cash Equivalents:
Beginning of period	385.7	244.8
End of period	$389.8	$272.6
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$80.1	$25.2
Dividends declared but not yet paid	16.8	16.0
Cash paid during the period for:
Interest	3.2	4.2
Income taxes—net of refunds	1.8	16.7
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

		Additional Paid-In Capital
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance—December 31, 2021	$—	$1,566.0	$857.8	$—	$2,423.8
Net income	—	—	92.1	—	92.1
Other comprehensive loss	—	—	—	(1.5)	(1.5)
Share-based compensation expense	—	5.4	—	—	5.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.9)	—	(14.9)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	2.3	—	—	2.3
Shares withheld for employee taxes	—	(2.4)	—	—	(2.4)
Balance—March 31, 2022	$—	$1,571.4	$935.0	$(1.5)	$2,504.9

Balance—December 31, 2022	$—	$1,584.4	$1,257.8	$(5.0)	$2,837.2
Net income	—	—	98.0	—	98.0
Other comprehensive income	—	—	—	0.8	0.8
Share-based compensation expense	—	5.1	—	—	5.1
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.4)	—	(16.4)
Share issuances	—	0.1	—	—	0.1
Exercise of employee stock options	—	0.1	—	—	0.1
Shares withheld for employee taxes	—	(6.1)	—	—	(6.1)
Balance—March 31, 2023	$—	$1,583.6	$1,339.4	$(4.2)	$2,918.8
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Financial results for an interim period are not necessarily indicative of the results for a full year. All intercompany transactions have been eliminated in consolidation.
In the opinion of management, these statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.
Property and Equipment
Gains and losses on property and equipment are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net on the consolidated statements of comprehensive income. For the three months ended March 31, 2023 and 2022, we recognized $12.3 million and $60.9 million of net gains on the sale of property and equipment, respectively. Net gains during 2022 were primarily related to the sale of the Company’s Canadian facility.

2. ACQUISITIONS

We acquired 100% of the outstanding equity of deBoer on June 7, 2022 for a final purchase price of approximately $34.6 million inclusive of certain cash and net working capital adjustments. The purchase price allocation for deBoer was considered final as of December 31, 2022 and resulted in $6.1 million of goodwill being recorded within the Truckload reportable segment. deBoer was a regional, dedicated carrier headquartered in Blenker, WI, and the acquisition provided us the opportunity to expand our tractor and trailer fleet primarily within our dedicated Truckload operations. Operating results for deBoer are included in our consolidated results of operations from the acquisition date through July 2022 when their operations ceased and drivers and equipment were deployed primarily within our Truckload segment.
On December 31, 2021, we acquired 100% of the outstanding equity of MLS, a dedicated trucking company based in Celina, OH, and certain affiliated entities holding assets comprising substantially all of MLS’s business. MLS is a dedicated carrier in the central U.S. that complements our growing dedicated operations. The aggregate purchase price of the acquisition was approximately $268.8 million inclusive of certain net working capital and other post-acquisition adjustments. The purchase price allocation for MLS was considered final as of December 31, 2022 and resulted in $104.3 million of goodwill being recorded within the Truckload reportable segment. Operating results for MLS are included in our consolidated results of operations beginning January 1, 2022.

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

Additional information related to our leases is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9.0	$8.3
Operating cash flows for finance leases	0.1	—
Financing cash flows for finance leases	0.8	0.3

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$14.0	$4.3
Finance leases	0.3	1.8
As of March 31, 2023, we had signed leases that had not yet commenced totaling $20.8 million. These leases will commence during the remainder of 2023 and have lease terms of three to seven years.
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
As of March 31, 2023 and December 31, 2022, investments in lease receivables were as follows:

(in millions)	March 31, 2023	December 31, 2022
Future minimum payments to be received on leases	$202.9	$198.4
Guaranteed residual lease values	126.1	126.1
Total minimum lease payments to be received	329.0	324.5
Unearned income	(52.3)	(50.2)
Net investment in leases	$276.7	$274.3
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of March 31, 2023 was $53.6 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of March 31, 2023, our lease payments past due were $3.4 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue	$60.8	$42.3
Cost of goods sold	(51.4)	(36.0)
Operating profit	$9.4	$6.3

Interest income on lease receivable	$9.4	$8.7

4. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended March 31,
Disaggregated Revenues (in millions)	2023	2022
Transportation	$1,317.0	$1,499.2
Logistics Management	49.8	75.7
Other	61.9	45.6
Total operating revenues	$1,428.7	$1,620.5
Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	March 31, 2023
Expected to be recognized within one year
Transportation	$17.1
Logistics Management	11.5
Expected to be recognized after one year
Transportation	20.6
Logistics Management	12.1
Total	$61.3
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	March 31, 2023	December 31, 2022
Other current assets—Contract assets	$27.8	$27.0
Other current liabilities—Contract liabilities	2.8	2.6
We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated services.
Non-monetary Consideration
Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income and consists primarily of transportation equipment. There was no revenue recorded for freight movements in exchange for non-monetary consideration for the three months ended March 31, 2023. During the three months ended March 31, 2022, $6.5 million was recorded for these services.

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	March 31, 2023	December 31, 2022
Equity investment in TuSimple (1)	1	$0.5	$0.6
Marketable securities (2)	2	53.3	45.9
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
The fair value of the Company’s debt was $199.7 million and $199.1 million as of March 31, 2023 and December 31, 2022, respectively. The carrying value of the Company’s debt was $205.0 million as of both March 31, 2023 and December 31, 2022. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of March 31, 2023 or December 31, 2022. Cost basis is determined using the specific identification method.
The following table presents the maturities and values of our marketable securities as of the dates shown.

	March 31, 2023			December 31, 2022
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	8 to 95 months	$22.9	$20.7	$21.9	$19.3
Corporate debt securities	4 to 121 months	18.9	17.9	16.0	14.9
State and municipal bonds	1 to 151 months	15.2	14.7	12.4	11.7
Total marketable securities		$57.0	$53.3	$50.3	$45.9
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools; MLSI, a transportation technology development company; and ChemDirect, a business to business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of March 31, 2023 and December 31, 2022 were $108.7 million and $86.0 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. In addition to our investment in MLSI, we also hold a $10.0 million note receivable from MLSI as of March 31, 2023. The note was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030.
As of March 31, 2023, our cumulative upward adjustments were $69.7 million. The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended March 31,
(in millions)	2023	2022
Investment in equity securities	$5.0	$4.0
Upward adjustments (1)	17.7	—
(1)Our updated investment value in 2023 was determined using a hybrid backsolve method, a valuation approach incorporating both IPO and M&A scenarios to estimate the value based on recently issued shares.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. In the three months ended March 31, 2023 and 2022, the Company recognized pre-tax net losses of $0.1 million and $8.4 million, respectively. See Note 5, Fair Value, for additional information on the fair value of our investment in TuSimple.
All of our equity investments, as well our note receivable from MLSI, are included in internal use software and other noncurrent assets on the consolidated balance sheets. Subsequent gains or losses on our equity investments are recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. Our goodwill balance as of March 31, 2023 and December 31, 2022 was $228.2 million and was comprised of $214.0 million and $14.2 million in our Truckload and Logistics segments, respectively. As of both March 31, 2023 and December 31, 2022, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
The identifiable finite lived intangible assets other than goodwill listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisition of MLS. Our customer relationships and trademarks are amortized over a weighted-average amortization period of ten years.

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3.2	$0.4	$2.8	$3.2	$0.3	$2.9
Trademarks	6.8	0.9	5.9	6.8	0.7	6.1
Total intangible assets	$10.0	$1.3	$8.7	$10.0	$1.0	$9.0
Amortization expense for intangible assets was $0.3 million for the three months ended March 31, 2023.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	March 31, 2023
Remaining 2023	$0.7
2024	1.0
2025	1.0
2026	1.0
2027	1.0
2028 and thereafter	4.0
Total	$8.7

8. DEBT AND CREDIT FACILITIES

As of March 31, 2023 and December 31, 2022, debt included the following:

(in millions)	March 31, 2023	December 31, 2022
Unsecured senior notes: principal maturities ranging from 2023 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.64% and 3.93% for 2023 and 2022, respectively	$205.0	$205.0
Current maturities	(70.0)	(70.0)
Long-term debt	$135.0	$135.0
Our Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of March 31, 2023 or December 31, 2022. Standby letters of credit under this agreement amounted to $0.1 million for both March 31, 2023 and December 31, 2022 and were primarily related to the requirements of certain of our real estate leases.
We also have a Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month LIBOR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. We had no outstanding borrowings under this facility as of March 31, 2023 or December 31, 2022. As of March 31, 2023 and December 31, 2022, standby letters of credit under this agreement amounted to $77.5 million and $77.1 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

9. INCOME TAXES

Our effective income tax rate was 24.2% and 25.4% for the three months ended March 31, 2023 and 2022, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Numerator:
Net income available to common shareholders	$98.0	$92.1
Denominator:
Weighted average common shares outstanding	178.2	177.7
Dilutive effect of share-based awards and options outstanding	0.9	0.8
Weighted average diluted common shares outstanding (1)	179.1	178.5

Basic earnings per common share	$0.55	$0.52
Diluted earnings per common share	0.55	0.52
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.5 million and 0.6 million share-based awards and options that had an anti-dilutive effect for the three months ended March 31, 2023 and 2022, respectively.

Common Shares Outstanding
The following table shows changes to our common shares outstanding for the three months ended March 31, 2023 and 2022.

	Class A Common Shares	Class B Common Shares
Outstanding as of December 31, 2021	83,029,500	94,626,740
Share issuances	—	258,523
Exercise of employee stock options	—	97,420
Shares withheld for employee taxes	—	(92,121)
Outstanding as of March 31, 2022	83,029,500	94,890,562

Outstanding as of December 31, 2022	83,029,500	94,993,144
Share issuances	—	633,860
Exercise of employee stock options	—	6,000
Shares withheld for employee taxes	—	(244,277)
Outstanding as of March 31, 2023	83,029,500	95,388,727
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. The Company did not repurchase any shares during the three months ended March 31, 2023.
Subsequent Event - Dividends Declared
In April of 2023, the Board of Directors declared a quarterly cash dividend for the second fiscal quarter of 2023 in the amount of $0.09 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 9, 2023 and will be paid on July 11, 2023.

11. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B common stock to employees under our 2017 Omnibus Incentive Plan (“the Plan”). These awards have historically consisted of restricted shares, RSUs, performance-based restricted shares (“performance shares”), PSUs, and non-qualified stock options. Performance shares and PSUs granted are earned based on attainment of threshold performance of earnings and return on capital targets, in addition to a multiplier applied based on rTSR against peers over the performance period.
Share-based compensation expense was $4.8 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of March 31, 2023, we had $35.6 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.1 years.
Equity-based awards granted during the first quarter of 2023 had a grant date fair value of $17.5 million and are included in the table below. RSUs granted in 2023 vest ratably over a period of three years where the majority of RSUs granted prior to 2023 vest ratably over a period of four years. No restricted shares, performance shares, or non-qualified stock options were granted during the first quarter of 2023.

2023 Grants	Number of Awards Granted	Weighted Average Grant Date Fair Value
RSUs	345,369	$28.86
PSUs	237,886	31.60
Total grants	583,255
The Monte-Carlo valuation model is used by the Company to determine the grant date fair value of PSUs, while the Company uses its stock price on the grant date as the fair value assigned to RSUs.

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
As of March 31, 2023, our firm commitments to purchase transportation equipment totaled $358.2 million.
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
A representative of the former owners of WSL filed a lawsuit alleging that we did not fulfill certain obligations under the purchase and sale agreement and claiming that the former owners of WSL were entitled to damages including an additional payment of $40.0 million under an earn-out arrangement. On April 25, 2022, the Delaware Superior Court entered judgment in favor of the former owners of WSL, awarding $40.0 million in compensatory damages, plus prejudgment interest and the former owners’ attorneys’ fees, to which we recognized a $59.0 million charge in the three months ended March 31, 2022. The Company later settled with the former owners of WSL for a total of $57.0 million, which was included within other general expenses on the consolidated statements of comprehensive income for the year ended December 31, 2022.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.
In November 2022, the Company executed a management buyout agreement to sell its Asia operations. While Asia met the definition of an operating segment, it did not meet the quantitative threshold for separate disclosure, and the results were included in “Other” in the tables below during 2022.
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
The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $18.2 million and $19.5 million for the three months ended March 31, 2023 and 2022, respectively.

Revenues by Segment	Three Months Ended March 31,
(in millions)	2023	2022
Truckload	$537.0	$548.4
Intermodal	266.1	302.1
Logistics	382.2	545.7
Other	92.2	85.3
Fuel surcharge	179.2	166.0
Inter-segment eliminations	(28.0)	(27.0)
Operating revenues	$1,428.7	$1,620.5

Income (Loss) from Operations by Segment	Three Months Ended March 31,
(in millions)	2023	2022
Truckload	$62.6	$119.4
Intermodal	30.0	38.9
Logistics	18.5	41.9
Other	3.5	(65.1)
Income from operations	$114.6	$135.1

Depreciation and Amortization by Segment	Three Months Ended March 31,
(in millions)	2023	2022
Truckload	$67.2	$57.1
Intermodal	13.1	13.7
Logistics	0.1	—
Other	11.4	13.0
Depreciation and amortization	$91.8	$83.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2022.

INTRODUCTION

Company Overview
We are a transportation and logistics services company providing a multimodal portfolio of truckload, intermodal, and logistics solutions. Our diversified portfolio of complementary service offerings enables us to serve the varied needs of our customers and to allocate capital in a manner that seeks to maximize returns across all market cycles and economic conditions. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses, while optimizing returns across reportable segments. Our strong balance sheet, scalable platform, and experienced operations team are supportive of our acquisition strategy, which includes acquiring high-quality businesses that meet our disciplined selection criteria to enhance our service offerings and broaden our customer base.
Our truckload services consist of over the road freight transportation via dry van, bulk, temperature-controlled, and flat-bed trailers across either network or dedicated configurations. Freight is transported and delivered by our company-employed drivers in company trucks and by owner-operators with company-owned trailers and executed through long-haul or regional services, including customized solutions for high-value and time-sensitive loads throughout North America.
Our intermodal services consist of door-to-door container on flat car service through a combination of rail and dray transportation, in association with our rail providers. Our intermodal business uses company-owned containers, chassis, and trucks with primarily company dray drivers, augmented by third-party dray capacity.
Our logistics services consist of asset-light freight brokerage (including both traditional brokerage and Power Only services which leverage our nationwide company-owned trailer pools to match third-party capacity with customer demand), supply chain (including 3PL), warehousing, and import/export services. Our logistics business provides value-added services using both our assets and third-party capacity, augmented by our trailing assets, to manage and move our customers’ freight.
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

	Three Months Ended March 31,
(in millions, except ratios)	2023	2022
Operating revenues	$1,428.7	$1,620.5
Revenues (excluding fuel surcharge) (1)	1,249.5	1,454.5
Income from operations	114.6	135.1
Adjusted income from operations (2)	114.6	148.4
Operating ratio	92.0%	91.7%
Adjusted operating ratio (3)	90.8%	89.8%
Net income	$98.0	$92.1
Adjusted net income (4)	98.0	102.1
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
Revenues (excluding fuel surcharge)

	Three Months Ended March 31,
(in millions)	2023	2022
Operating revenues	$1,428.7	$1,620.5
Less: Fuel surcharge revenues	179.2	166.0
Revenues (excluding fuel surcharge)	$1,249.5	$1,454.5

Adjusted income from operations

	Three Months Ended March 31,
(in millions)	2023	2022
Income from operations	$114.6	$135.1
Litigation and audit assessments (1) (2)	—	64.2
Property gain—net (3)	—	(50.9)
Adjusted income from operations	$114.6	$148.4
(1)Includes $5.2 million in charges related to an adverse audit assessment for prior period state sales tax on rolling stock equipment used within that state for the three months ended March 31, 2022.
(2)Includes a $59.0 million charge for an adverse settlement related to a lawsuit with former owners of WSL, inclusive of prejudgment interest and the former owners’ attorneys’ fees, for the three months ended March 31, 2022. Refer to Note 12, Commitments and Contingencies, for additional details.
(3)Net gain on the sale of our Canadian facility due to a change in approach to servicing Canada.
Adjusted operating ratio

	Three Months Ended March 31,
(in millions, except ratios)	2023	2022
Total operating expenses	$1,314.1	$1,485.4
Divide by: Operating revenues	1,428.7	1,620.5
Operating ratio	92.0%	91.7%

Total operating expenses	$1,314.1	$1,485.4
Adjusted for:
Fuel surcharge revenues	(179.2)	(166.0)
Litigation and audit assessments	—	(64.2)
Property gain—net	—	50.9
Adjusted total operating expenses	$1,134.9	$1,306.1

Operating revenues	$1,428.7	$1,620.5
Less: Fuel surcharge revenues	179.2	166.0
Revenues (excluding fuel surcharge)	$1,249.5	$1,454.5

Adjusted operating ratio	90.8%	89.8%
Adjusted net income

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$98.0	$92.1
Litigation and audit assessments	—	64.2
Property gain—net	—	(50.9)
Income tax effect of non-GAAP adjustments (1)	—	(3.3)
Adjusted net income	$98.0	$102.1
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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Enterprise Results Summary
Enterprise net income increased $5.9 million, approximately 6%, in the first quarter of 2023 compared to the same quarter in 2022. Income from operations declined $20.5 million during that same period but was more than offset by a $26.3 million favorable change in total other expenses (income)—net which was largely related to our equity investments. In the three months ended March 31, 2023, the Company recognized pre-tax net gains of $17.6 million compared to $8.4 million in pre-tax net losses on our equity investments during the three months ended March 31, 2022.
Adjusted net income decreased $4.1 million, approximately 4%.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $191.8 million, approximately 12%, in the first quarter of 2023 compared to the same quarter in 2022.
Factors contributing to the decrease were as follows:
•a $163.5 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order due to moderating market conditions, a decline in volume within our brokerage business, as well as decreased port dray revenues;
•a $36.0 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to a decrease in orders and revenue per order; and
•an $11.4 million decrease in Truckload segment revenues (excluding fuel surcharge) resulting from a decline in revenue per truck per week and volume within our network business, partially offset by improved revenue per truck per week and increased volumes within our dedicated business.
The above factors were partially offset by:
•a $13.2 million increase in fuel surcharge revenues resulting from increased fuel prices and dedicated volumes in the first quarter of 2023 compared to the same quarter in 2022.
Enterprise revenues (excluding fuel surcharge) decreased $205.0 million, approximately 14%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $20.5 million, approximately 15%, in the first quarter of 2023 compared to the same quarter in 2022, primarily due to a decrease in net revenue per order in Logistics, revenue per truck per week in Truckload, and revenue per order in Intermodal. A net gain on sale of $50.9 million in 2022 in connection with the sale of our Canadian facility, as well as the impacts on revenues of a decline in volume within our brokerage business and Intermodal, also contributed to the decrease. These factors were partially offset by the $59.0 million adverse judgment related to a lawsuit with former owners of WSL in 2022, volume growth within our dedicated business, and a decline in rail purchased transportation costs.
Adjusted income from operations decreased $33.8 million, approximately 23%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the first quarter of 2022. Among other factors, our operating ratio can be negatively impacted by changes in portfolio mix when our higher operating ratio, less asset-focused Logistics segment grows faster than our lower operating ratio, capital-intensive Truckload segment.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $177.0 million, or 24%, quarter over quarter, primarily resulting from a decline in third-party carrier costs within Logistics due to lower brokerage volumes and purchased transportation costs per order, in addition to a decline in rail purchased transportation driven by decreases in Intermodal orders and rail cost per mile.
•Fuel and fuel taxes for company trucks increased $2.8 million, or 3%, quarter over quarter, driven primarily by increased dedicated volumes. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $8.0 million, or 10%, quarter over quarter, mainly due to additional depreciation expense incurred as a result of truck and trailer growth within Truckload, as well as inflationary unit costs for new equipment.

•Operating supplies and expenses—net increased $58.4 million, or 65%, quarter over quarter, largely resulting from a net gain in the first quarter of 2022 related to the sale of the Company’s Canadian facility and higher cost of goods sold in our leasing business due to an increase in lease activity in 2023. These factors were partially offset by an increase in gains on sales of equipment and a decrease in equipment rental expense driven by improved port fluidity and decreased port dray volumes in 2023.
•Other general expenses decreased $62.1 million, or 63%, quarter over quarter, primarily related to a $59.0 million adverse judgment in 2022 related to a lawsuit with the former owners of WSL.
Total Other Expenses (Income)
Total other income increased $26.3 million in the first quarter of 2023 compared to the same quarter in 2022. This change was driven by a $17.6 million pre-tax net gain on our equity investments in the first quarter of 2023 compared to an $8.4 million pre-tax net loss in the first quarter of 2022. See Note 6, Investments, for more information on our equity investments.
Income Tax Expense
Our provision for income taxes decreased $0.1 million in the first quarter of 2023 compared to the same quarter in 2022, primarily due to a decrease in the effective income tax rate. The effective income tax rate was 24.2% for the three months ended March 31, 2023 compared to 25.4% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2023	2022
Truckload	$537.0	$548.4
Intermodal	266.1	302.1
Logistics	382.2	545.7
Other	92.2	85.3
Fuel surcharge	179.2	166.0
Inter-segment eliminations	(28.0)	(27.0)
Operating revenues	$1,428.7	$1,620.5

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2023	2022
Truckload	$62.6	$119.4
Intermodal	30.0	38.9
Logistics	18.5	41.9
Other	3.5	(65.1)
Income from operations	114.6	135.1
Adjustments:
Litigation and audit assessments	—	64.2
Property gain—net	—	(50.9)
Adjusted income from operations	$114.6	$148.4

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
•Network - Transportation services of one-way shipments.
Impacts from deBoer are included within dedicated operations below beginning in the third quarter of 2022.

	Three Months Ended March 31,
	2023	2022
Dedicated
Revenues (excluding fuel surcharge) (1)	$303.0	$280.1
Average trucks (2) (3)	5,948	5,720
Revenue per truck per week (4)	$3,980	$3,861
Network
Revenues (excluding fuel surcharge) (1)	$234.1	$266.7
Average trucks (2) (3)	4,474	4,582
Revenue per truck per week (4)	$4,089	$4,591
Total Truckload
Revenues (excluding fuel surcharge) (5)	$537.0	$548.4
Average trucks (2) (3)	10,422	10,302
Revenue per truck per week (4)	$4,027	$4,186
Average company trucks (3)	8,477	8,224
Average owner-operator trucks (3)	1,945	2,078
Trailers (6)	44,499	40,480
Operating ratio (7)	88.3%	78.2%
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
Truckload revenues (excluding fuel surcharge) decreased $11.4 million, approximately 2%, in the first quarter of 2023 compared to the same quarter in 2022. Rate per loaded mile decreased 4% as a result of moderating market conditions, primarily within network. Overall volume increased 2%, a result of new business within dedicated, while network volumes decreased slightly as market conditions continued to moderate. Dedicated average trucks grew nearly 230 units compared to the same quarter in 2022, further supporting increased volume. During the same period, network average trucks declined approximately 110 units to approximately 4,470, which contributed to increased network productivity.
Truckload income from operations decreased $56.8 million, approximately 48%, in the first quarter of 2023 compared to the same quarter in 2022. Factors contributing to the decrease in income from operations include a $50.9 million net gain on the sale of the Company’s Canadian facility in 2022, decreased rate per loaded mile, increased depreciation resulting from equipment growth along with inflationary unit costs for new equipment, and lower volumes within network. These items were partially offset by volume growth within dedicated. The Truckload segment’s operating ratio increased to 88.3% from 78.2% driven largely by the 930 basis point favorable impact of the net gain on the sale of the Company’s Canadian facility in the first quarter of 2022.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Orders (1)	100,745	110,227
Containers	27,735	27,423
Trucks (2)	1,536	1,596
Revenue per order (3)	$2,628	$2,679
Operating ratio (4)	88.7%	87.1%
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
Intermodal revenues (excluding fuel surcharge) decreased $36.0 million, approximately 12%, in the first quarter of 2023 compared to the same quarter in 2022, primarily due to a 9% decrease in orders. Revenue per order decreased $51, or 2%, due to a lower rate per mile and shorter length of haul.
Intermodal income from operations decreased $8.9 million, approximately 23%, in the first quarter of 2023 compared to the same quarter in 2022. Factors contributing to the decrease in income from operations are primarily due to the items cited above, partially offset by a decrease in rail-related costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Operating ratio (1)	95.2%	92.3%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $163.5 million, approximately 30%, in the first quarter of 2023 compared to the same quarter in 2022. This was primarily due to a decrease in brokerage revenue per order and volume due to moderating market conditions, as well as lower port dray revenues.
Logistics income from operations decreased $23.4 million, approximately 56%, in the first quarter of 2023 compared to the same quarter in 2022. This is due to the factors listed above, partially offset by a decrease in third-party carrier costs.
Other
Other income from operations increased $68.6 million in the first quarter of 2023 compared to the same quarter in 2022. The increase was primarily driven by a $59.0 million expense for an adverse judgment related to the former owners of WSL and $5.2 million of expense related to an adverse audit assessment over the applicability of prior period state sales tax in 2022. Operating income from our leasing business also increased in 2023, further contributing to the quarter over quarter increase in income from operations.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $150.0 million accounts receivable facility, for which our combined available capacity as of March 31, 2023 was $322.4 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$389.8	$385.7
Marketable securities	53.3	45.9
Total cash, cash equivalents, and marketable securities	$443.1	$431.6

Debt:
Senior notes	$205.0	$205.0
Finance leases	9.6	10.1
Total debt	$214.6	$215.1
Debt
As of March 31, 2023, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$183.1	$135.6
Net cash used in investing activities	(156.5)	(34.4)
Net cash used in financing activities	(22.5)	(73.4)
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Operating Activities
Net cash provided by operating activities increased $47.5 million, approximately 35%, in the first three months of 2023 compared to the same period in 2022. The increase was a result of an increase in net income adjusted for various noncash charges and a decrease in cash used by working capital. Working capital changes were driven by an increase in cash provided by trade accounts receivable, partially offset by an increase in cash used for payables and other liabilities due in part to a $59.0 million adverse judgment related to a lawsuit with former owners of WSL in 2022.

Investing Activities
Net cash used in investing activities increased $122.1 million in the first three months of 2023 compared to the same period in 2022. The increase in cash used was primarily driven by an increase in net capital expenditures and the funding of a note receivable in 2023 for $10.0 million.
Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in millions)	2023	2022
Purchases of transportation equipment	$143.1	$60.3
Purchases of other property and equipment	12.5	14.4
Proceeds from sale of property and equipment	(34.7)	(64.8)
Net capital expenditures	$120.9	$9.9
Net capital expenditures increased $111.0 million in the first three months of 2023 compared to the same period in 2022. The increase was driven by an $82.8 million increase in purchases of transportation equipment mainly due to replacement equipment, growth capital, and higher costs for new equipment, as well as a $30.1 million decrease in proceeds from the sale of property and equipment. The decrease in proceeds is primarily due to the sale of our Canadian facility in the first quarter of 2022, partially offset by more equipment sales in 2023.
Financing Activities
Net cash used in financing activities decreased $50.9 million, approximately 69%, in the first three months of 2023 compared to the same period in 2022. The main driver of the decrease in net cash used was a $60.0 million repayment of a private placement note in March of 2022.
Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources
Factors that Could Result in a Goodwill Impairment
Goodwill is tested for impairment at least annually using the discounted cash flow, guideline public company, and guideline transaction methods, as applicable, to calculate the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. Key inputs used in the guideline public company and guideline transaction methods include EBITDA valuation multiples of comparable companies and transactions. If interest rates rise or EBITDA valuation multiples of comparable companies and transactions decline, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.
We will perform our annual evaluation of goodwill for impairment as of October 31, 2023, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for our contractual obligations as of December 31, 2022. There were no material changes to our contractual obligations during the three months ended March 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

We have reviewed our critical accounting policies and considered whether new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2022 are still current and that there have been no significant changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on February 17, 2023.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2023 - January 31, 2023	—	$—	—	$150.0
February 1, 2023 - February 28, 2023	176,905	26.13	—	150.0
March 1, 2023 - March 31, 2023	67,372	26.36	—	150.0
Total	244,277		—
(1)Represents shares of common stock that employees surrendered to satisfy withholding taxes related to the vesting of restricted stock.
(2)In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of March 31, 2023, the Company had $150.0 million remaining available to repurchase.
Limitation Upon Payment of Dividends
The 2022 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Executive Change of Control Severance Plan
On April 24, 2023 and effective as of such date, the Compensation Committee (the “Committee”) of the Board adopted the Schneider National, Inc. Executive Change of Control Severance Plan (the “Change of Control Severance Plan”) to provide certain key employees with specified levels of compensation and benefits in the event of a qualifying termination of employment in connection with a change of control.

The Change of Control Severance Plan applies to the following executives:
a.Tier 1 Participant: Our Chief Executive Officer (“CEO”);
b.Tier 2 Participants: Senior executives who are direct reports to the CEO or who are otherwise designated by the Committee as Tier 2 Participants; and
c.Tier 3 Participants: Employees designed by the Committee as Tier 3 Participants.
In general, participants in the Change of Control Severance Plan become eligible to receive compensation under the plan upon an involuntary termination of employment (i.e. a termination without cause or a resignation for good reason) occurring within a two-year period following a change of control (a “Qualifying Termination”). Upon a Qualifying Termination, the Change of Control Severance Plan provides for the participant to receive the following payments and benefits, which are in addition to any accrued but unpaid obligations of the Company to the Participant: (i) any earned but unpaid annual cash bonus, (ii) a severance payment equal to the product of (x) participant’s monthly base salary plus target bonus amount divided by twelve, multiplied by (y) the number of months in the applicable “Severance Period”, (iii) a pro rata annual bonus payment based on actual results (or target if actual results are not determinable), and (iv) a cash payment equal to the amount of the active employee premium for continued medical coverage for the participant and eligible dependents (as elected by the participant prior to the participant’s Qualifying Termination) multiplied by the number of months in the participant’s Severance Period. The participant must sign a release of claims in favor of the company to receive the various compensation and benefits provided for in the Change of Control Severance Plan and the amounts described above are paid in a cash lump sum payment, generally, shortly after the participant’s Qualifying Termination. The respective Severance Periods are as follows: 30 months for the Tier 1 Participant, 24 months for Tier 2 Participants, and 18 months for Tier 3 Participants.
If any participant’s payments under the Change of Control Severance Plan when aggregated with any other compensation due to the participant would trigger “golden parachute” excise taxes under the Internal Revenue Code, the payments to the participant will be reduced to limit or avoid the “golden parachute” excise tax, if and to the extent such reduction would produce a more favorable after-tax result for the participant.
The Change of Control Severance Plan does not provide for any payments or benefits upon a participant’s termination for cause or voluntary resignation without good reason or due to the death or disability of the participant. Moreover, the Change of Control Severance Plan does not modify the treatment of any outstanding equity or equity-based awards held by the participant.
The Committee may generally amend or modify the Change of Control Severance Plan; however, any amendment that reduces payments may only be effective with one year’s advance written notice to impacted participants and no amendment reducing payments under the Change of Control Severance Plan may occur during the two year period following a change of control.
The foregoing description is only a summary and is qualified in its entirety by reference to the full text of the Change of Control Severance Plan, a copy of which is filed as Exhibit 10.4 to this Quarterly Report and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2023)

10.2*+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2023)

10.3*+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (2023)

10.4*+	Schneider National, Inc. Executive Change of Control Severance Plan

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+    Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	April 27, 2023	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)