Form 10-Q
period 2023-06-30
Schneider National, Inc.
filed 2023-08-03
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes  ☐            No ☒
As of July 28, 2023, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 93,908,585 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
Board	Board of Directors
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
deBoer	deBoer Transportation, Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization
GAAP	United States Generally Accepted Accounting Principles
IAS	International Accounting Standards
IPO	Initial Public Offering
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
M&A	Mergers and Acquisitions
M&M	M & M Transport Services, LLC
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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
The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: inflation, both in the U.S. and globally; our ability to successfully manage operational challenges and disruptions, as well as related federal, state, and local government responses arising from future pandemics; economic and business risks inherent in the truckload and transportation industry, including inflation, freight cycles, and competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage tight truck capacity brought about by driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements (including dedicated arrangements) and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 heavy-duty tractors and trailers; our ability to attract and retain qualified drivers and owner-operators; our reliance on owner-operators to provide a portion of our truck fleet; our dependence on railroads in the operation of our intermodal business; potential port congestion or interruptions that may result from contract negotiations between the International Longshore and Warehouse Union and west coast port owners; service instability, availability, and/or increased costs from third-party capacity providers used by our business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; our ability to implement our plans to meet our greenhouse gas reduction goals; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 13, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company. The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues	$1,346.5	$1,746.9	$2,775.2	$3,367.4
Operating expenses:
Purchased transportation	531.8	778.9	1,094.9	1,519.0
Salaries, wages, and benefits	325.5	340.9	663.3	678.4
Fuel and fuel taxes	96.8	147.3	209.8	257.5
Depreciation and amortization	93.2	86.3	185.0	170.1
Operating supplies and expenses—net	140.6	152.8	288.5	242.3
Insurance and related expenses	25.7	25.1	50.4	51.5
Other general expenses	29.1	39.0	64.9	136.9
Total operating expenses	1,242.7	1,570.3	2,556.8	3,055.7
Income from operations	103.8	176.6	218.4	311.7
Other expenses (income):
Interest income	(2.6)	(0.3)	(4.7)	(0.7)
Interest expense	2.4	2.2	6.8	5.0
Other expense (income)—net	0.8	2.1	(16.2)	11.3
Total other expenses (income)—net	0.6	4.0	(14.1)	15.6
Income before income taxes	103.2	172.6	232.5	296.1
Provision for income taxes	25.7	42.8	57.0	74.2
Net income	77.5	129.8	175.5	221.9
Other comprehensive income (loss):
Foreign currency translation adjustment—net	0.3	—	0.6	0.1
Net unrealized gains (losses) on marketable securities—net of tax	(0.4)	(1.0)	0.1	(2.6)
Total other comprehensive income (loss)—net	(0.1)	(1.0)	0.7	(2.5)
Comprehensive income	$77.4	$128.8	$176.2	$219.4

Weighted average shares outstanding	178.1	178.0	178.1	177.8
Basic earnings per share	$0.44	$0.73	$0.99	$1.25

Weighted average diluted shares outstanding	178.7	178.5	178.9	178.5
Diluted earnings per share	$0.43	$0.73	$0.98	$1.24
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$249.2	$385.7
Marketable securities	54.8	45.9
Trade accounts receivable—net of allowance of $13.2 million and $13.7 million, respectively	611.0	643.7
Other receivables	48.5	21.3
Current portion of lease receivables—net of allowance of $1.0 million and $1.3 million, respectively	108.0	111.2
Inventories—net	84.8	53.0
Prepaid expenses and other current assets	140.6	89.5
Total current assets	1,296.9	1,350.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,549.3	3,410.7
Land, buildings, and improvements	225.1	219.0
Other property and equipment	179.8	174.1
Total property and equipment	3,954.2	3,803.8
Less accumulated depreciation	1,520.7	1,523.8
Net property and equipment	2,433.5	2,280.0
Lease receivables	153.9	163.1
Internal use software and other noncurrent assets	340.7	296.6
Goodwill	228.2	228.2
Total noncurrent assets	3,156.3	2,967.9
Total Assets	$4,453.2	$4,318.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$275.5	$276.7
Accrued salaries, wages, and benefits	65.1	97.8
Claims accruals—current	76.6	75.5
Current maturities of debt and finance lease obligations	73.9	73.3
Other current liabilities	103.0	113.6
Total current liabilities	594.1	636.9
Noncurrent Liabilities:
Long-term debt and finance lease obligations	142.2	141.8
Claims accruals—noncurrent	96.1	95.2
Deferred income taxes	567.7	538.2
Other noncurrent liabilities	104.7	68.9
Total noncurrent liabilities	910.7	844.1
Total Liabilities	1,504.8	1,481.0
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 94,446,607 and 95,655,907 shares issued, and 94,064,251 and 94,993,144 shares outstanding, respectively	—	—
Additional paid-in capital	1,588.0	1,584.4
Retained earnings	1,400.8	1,257.8
Accumulated other comprehensive loss	(4.3)	(5.0)
Treasury stock at cost (1,372,039 and no shares)	(36.1)	—
Total Shareholders’ Equity	2,948.4	2,837.2
Total Liabilities and Shareholders’ Equity	$4,453.2	$4,318.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$175.5	$221.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185.0	170.1
Gains on sales of property and equipment—net	(22.8)	(63.8)
Proceeds from lease receipts	38.8	41.3
Deferred income taxes	29.5	42.0
Long-term incentive and share-based compensation expense	8.9	8.8
(Gains) losses on investments in equity securities—net	(17.7)	10.1
Other noncash items—net	0.7	(13.4)
Changes in operating assets and liabilities:
Receivables	5.5	(74.5)
Other assets	(44.8)	(58.2)
Payables	(36.0)	35.4
Claims reserves and other receivables—net	2.0	3.7
Other liabilities	(21.4)	30.3
Net cash provided by operating activities	303.2	353.7
Investing Activities:
Purchases of transportation equipment	(344.4)	(159.0)
Purchases of other property and equipment	(25.3)	(22.0)
Proceeds from sale of property and equipment	71.6	71.0
Proceeds from sale of off-lease inventory	13.7	12.8
Purchases of lease equipment	(54.1)	(50.4)
Proceeds from marketable securities	4.0	4.2
Purchases of marketable securities	(12.8)	(4.6)
Investments in equity securities and equity method investment	(6.8)	(4.1)
Investment in note receivable	(10.0)	—
Acquisition of businesses, net of cash acquired	—	(28.2)
Net cash used in investing activities	(364.1)	(180.3)
Financing Activities:
Payments of debt and finance lease obligations	(1.7)	(60.8)
Dividends paid	(31.8)	(27.2)
Repurchases of common stock	(36.1)	—
Other financing activities	(6.0)	0.8
Net cash used in financing activities	(75.6)	(87.2)
Net (decrease) increase in cash and cash equivalents	(136.5)	86.2
Cash and Cash Equivalents:
Beginning of period	385.7	244.8
End of period	$249.2	$331.0
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$47.8	$45.7
Dividends declared but not yet paid	16.9	16.0
Noncash equity method investment	3.3	—
Cash paid during the period for:
Interest	4.1	5.1
Income taxes—net of refunds	49.2	31.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

		Additional Paid-In Capital
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2021	$—	$1,566.0	$857.8	$—	$—	$2,423.8
Net income	—	—	92.1	—	—	92.1
Other comprehensive loss	—	—	—	(1.5)	—	(1.5)
Share-based compensation expense	—	5.4	—	—	—	5.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.9)	—	—	(14.9)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	2.3	—	—	—	2.3
Shares withheld for employee taxes	—	(2.4)	—	—	—	(2.4)
Balance—March 31, 2022	—	1,571.4	935.0	(1.5)	—	2,504.9
Net income	—	—	129.8	—	—	129.8
Other comprehensive loss	—	—	—	(1.0)	—	(1.0)
Share-based compensation expense	—	3.4	—	—	—	3.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.2)	—	—	(14.2)
Exercise of employee stock options	—	0.9	—	—	—	0.9
Balance—June 30, 2022	$—	$1,575.7	$1,050.6	$(2.5)	$—	$2,623.8

Balance—December 31, 2022	$—	$1,584.4	$1,257.8	$(5.0)	$—	$2,837.2
Net income	—	—	98.0	—	—	98.0
Other comprehensive income	—	—	—	0.8	—	0.8
Share-based compensation expense	—	5.1	—	—	—	5.1
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.4)	—	—	(16.4)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	0.1	—	—	—	0.1
Shares withheld for employee taxes	—	(6.1)	—	—	—	(6.1)
Balance—March 31, 2023	—	1,583.6	1,339.4	(4.2)	—	2,918.8
Net income	—	—	77.5	—	—	77.5
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	4.4	—	—	—	4.4
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.1)	—	—	(16.1)
Repurchases of common stock	—	—	—	—	(36.1)	(36.1)
Balance—June 30, 2023	$—	$1,588.0	$1,400.8	$(4.3)	$(36.1)	$2,948.4
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
Government Grants
We have received funding from various California state organizations to be used towards the electrification of our fleet, inclusive of battery electric vehicles (“BEVs”) and charging stations. As there is no specific guidance under GAAP, we have elected to account for such grants under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, using the gross presentation model for the balance sheet and the net presentation model for the income statement. In accordance with IAS 20’s net presentation model, government grants can be offset against the related expenditures on the income statement when there is reasonable assurance that (1) the recipient will comply with the relevant conditions and (2) the grant will be received.
For the three and six months ended June 30, 2023, the Company placed assets in service that were covered by grants from the Environmental Protection Agency’s Targeted Airshed Grant (administered by the California Air Resources Board) and the South Coast Air Quality Management District’s Joint Electric Truck Scaling Initiative. Under the former, funds were paid directly to the manufacturer and reflected as a reduction in the invoiced amount, and under the latter, the Company paid the full amount up front and will apply for reimbursement of qualified expenses. As of June 30, 2023, the Company believes the above conditions have been met and during the three and six months ended June 30, 2023, depreciation and amortization expense was reduced by $0.1 million and $0.2 million, respectively, in the consolidated statements of comprehensive income. As of June 30, 2023, the Company’s consolidated balance sheets included $11.3 million of grant receivables within other receivables and $1.4 million and $8.2 million in deferred grant income within other current liabilities and other noncurrent liabilities, respectively.
Property and Equipment
Gains and losses on property and equipment are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net on the consolidated statements of comprehensive income. For the three months ended June 30, 2023 and 2022, we recognized $10.5 million and $2.9 million of net gains on the sale of property and equipment, respectively, and for the six months ended June 30, 2023 and 2022, we recognized $22.8 million and $63.8 million of net gains on the sale of property and equipment, respectively. Net gains during 2022 were primarily related to the sale of the Company’s Canadian facility.

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
Subsequent Event - M & M Transport Services, LLC
On August 1, 2023, we acquired 100% of the membership interest in M&M for approximately $225.0 million, excluding cash and other working capital adjustments. M&M is a leading truckload dedicated carrier located primarily in New England with nearly 500 tractors and 1,900 trailers. We are in the process of completing the initial accounting for the acquisition, as such, required disclosures will be presented in future periods.

3. LEASES

As Lessee
We lease real estate and equipment under operating and finance leases. Our real estate operating leases include operating centers, distribution warehouses, offices, and drop yards. Our non-real estate operating and finance leases include transportation, office, yard, warehouse, and other equipment, in addition to truck washes. The majority of our leases include an option to extend the lease, and a small number include an option to terminate the lease early, which may include a termination payment.
Additional information related to our leases is as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$18.0	$16.4
Operating cash flows for finance leases	0.2	0.1
Financing cash flows for finance leases	1.7	0.8

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$29.8	$9.7
Finance leases	2.7	2.3
As of June 30, 2023, we had signed leases that had not yet commenced totaling $5.3 million. These leases will commence during the remainder of 2023 and have lease terms of one to five years.
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

As of June 30, 2023 and December 31, 2022, investments in lease receivables were as follows:

(in millions)	June 30, 2023	December 31, 2022
Future minimum payments to be received on leases	$191.4	$198.4
Guaranteed residual lease values	120.2	126.1
Total minimum lease payments to be received	311.6	324.5
Unearned income	(49.7)	(50.2)
Net investment in leases	$261.9	$274.3
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of June 30, 2023 was $58.8 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of June 30, 2023, our lease payments past due were $3.3 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue	$49.8	$50.8	$110.6	$93.1
Cost of goods sold	(42.0)	(41.5)	(93.4)	(77.5)
Operating profit	$7.8	$9.3	$17.2	$15.6

Interest income on lease receivable	$9.3	$9.2	$18.7	$17.9

4. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2023	2022	2023	2022
Transportation	$1,253.1	$1,612.9	$2,570.1	$3,112.1
Logistics Management	40.9	78.9	90.7	154.6
Other	52.5	55.1	114.4	100.7
Total operating revenues	$1,346.5	$1,746.9	$2,775.2	$3,367.4

Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	June 30, 2023
Expected to be recognized within one year
Transportation	$16.8
Logistics Management	14.0
Expected to be recognized after one year
Transportation	16.7
Logistics Management	11.9
Total	$59.4
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	June 30, 2023	December 31, 2022
Other current assets—Contract assets	$25.8	$27.0
Other current liabilities—Contract liabilities	3.9	2.6
We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated services.
Non-monetary Consideration
Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income and consists primarily of transportation equipment. There was no revenue recorded for freight movements in exchange for non-monetary consideration for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, $6.8 million and $13.3 million was recorded for these services.

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	June 30, 2023	December 31, 2022
Equity investment in TuSimple (1)	1	$0.6	$0.6
Marketable securities (2)	2	54.8	45.9
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
The fair value of the Company’s debt was $199.8 million and $199.1 million as of June 30, 2023 and December 31, 2022, respectively. The carrying value of the Company’s debt was $205.0 million as of both June 30, 2023 and December 31, 2022. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of June 30, 2023 or December 31, 2022. Cost basis is determined using the specific identification method.
The following table presents the maturities and values of our marketable securities as of the dates shown.

	June 30, 2023			December 31, 2022
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	5 to 92 months	$24.9	$22.3	$21.9	$19.3
Corporate debt securities	1 to 118 months	21.0	19.9	16.0	14.9
State and municipal bonds	12 to 148 months	13.2	12.6	12.4	11.7
Total marketable securities		$59.1	$54.8	$50.3	$45.9
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools; MLSI, a transportation technology development company; and ChemDirect, a business to business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of June 30, 2023 and December 31, 2022 were $108.7 million and $86.0 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. In addition to our investment in MLSI, we also hold a $10.0 million note receivable from MLSI as of June 30, 2023. The note was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030.

As of June 30, 2023, our cumulative upward adjustments were $69.7 million. The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Investment in equity securities	$—	$—	$5.0	$4.0
Upward adjustments (1)	—	—	17.7	—
(1)Our updated investment value in 2023 was determined using a hybrid backsolve method, a valuation approach incorporating both IPO and M&A scenarios to estimate the value based on recently issued shares.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. Our pre-tax net gains were not material for the three and six months ended June 30, 2023. In the three and six months ended June 30, 2022, the Company recognized pre-tax net losses of $1.8 million and $10.1 million, respectively. See Note 5, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, an entity that provides shippers with a platform to track and manage their greenhouse gas emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the three and six months ended June 30, 2023, we recorded losses in the amount of $0.5 million. The carrying value of our investment was $4.5 million as of June 30, 2023.
All of our equity investments, as well as our note receivable from MLSI, are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. Our goodwill balance as of June 30, 2023 and December 31, 2022 was $228.2 million and was comprised of $214.0 million and $14.2 million in our Truckload and Logistics segments, respectively. As of both June 30, 2023 and December 31, 2022, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
The identifiable finite lived intangible assets other than goodwill listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisition of MLS. Our customer relationships and trademarks are amortized over a weighted-average amortization period of ten years.

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3.2	$0.5	$2.7	$3.2	$0.3	$2.9
Trademarks	6.8	1.0	5.8	6.8	0.7	6.1
Total intangible assets	$10.0	$1.5	$8.5	$10.0	$1.0	$9.0
Amortization expense for intangible assets was $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and $0.5 million for the three and six months ended June 30, 2022.

Estimated future amortization expense related to intangible assets is as follows:

(in millions)	June 30, 2023
Remaining 2023	$0.5
2024	1.0
2025	1.0
2026	1.0
2027	1.0
2028 and thereafter	4.0
Total	$8.5

8. DEBT AND CREDIT FACILITIES

As of June 30, 2023 and December 31, 2022, debt included the following:

(in millions)	June 30, 2023	December 31, 2022
Unsecured senior notes: principal maturities ranging from 2023 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.64% and 3.93% for 2023 and 2022, respectively	$205.0	$205.0
Current maturities	(70.0)	(70.0)
Long-term debt	$135.0	$135.0
Our Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had no outstanding borrowings under this agreement as of June 30, 2023 or December 31, 2022. Standby letters of credit under this agreement amounted to $0.1 million for both June 30, 2023 and December 31, 2022 and were primarily related to the requirements of certain of our real estate leases.
We also have a Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. During the second quarter, the agreement was amended to update the benchmark reference rate to the one-month Term SOFR from the one month LIBOR rate. We had no outstanding borrowings under this facility as of June 30, 2023 or December 31, 2022. As of June 30, 2023 and December 31, 2022, standby letters of credit under this agreement amounted to $77.5 million and $77.1 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

9. INCOME TAXES

Our effective income tax rate was 24.9% and 24.8% for the three months ended June 30, 2023 and 2022, respectively, and 24.5% and 25.1% for the six months ended June 30, 2023 and 2022, respectively . In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income available to common shareholders	$77.5	$129.8	$175.5	$221.9
Denominator:
Weighted average common shares outstanding	178.1	178.0	178.1	177.8
Dilutive effect of share-based awards and options outstanding	0.6	0.5	0.8	0.7
Weighted average diluted common shares outstanding (1)	178.7	178.5	178.9	178.5

Basic earnings per common share	$0.44	$0.73	$0.99	$1.25
Diluted earnings per common share	0.43	0.73	0.98	1.24
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.3 million and 0.5 million share-based awards and options that had an anti-dilutive effect for the three and six months ended June 30, 2023 and 0.6 million share-based awards and options that had an anti-dilutive effect for the three and six months ended June 30, 2022, respectively.
Common Shares Outstanding
As of both June 30, 2023 and December 31, 2022 we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three and six months ended June 30, 2023 and 2022.
The following table shows changes to our Class B common shares outstanding for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding at beginning of period	95,388,727	94,890,562	94,993,144	94,626,740
Repurchases of common stock	(1,372,039)	—	(1,372,039)	—
Share issuances	47,563	44,870	681,423	303,393
Exercise of employee stock options	—	42,908	6,000	140,328
Shares withheld for employee taxes	—	—	(244,277)	(92,121)
Outstanding at end of period	94,064,251	94,978,340	94,064,251	94,978,340
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of June 30, 2023, the Company has repurchased $36.1 million of the $150.0 million authorized under the repurchase program.

Subsequent Event - Dividends Declared
In July of 2023, the Board of Directors declared a quarterly cash dividend for the third fiscal quarter of 2023 in the amount of $0.09 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 8, 2023 and will be paid on October 10, 2023.

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
Share-based compensation expense was $4.1 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and $8.9 million and $8.1 million for the six months ended June 30, 2023 and 2022, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of June 30, 2023, we had $28.8 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.0 years.

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
As of June 30, 2023, our firm commitments to purchase transportation equipment totaled $331.6 million.
During the first quarter of 2022, the Company recorded a $5.2 million charge as a result of an adverse audit assessment by a state jurisdiction over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The Company filed a request for appeal of the audit assessment with the state jurisdiction, and during the second quarter of 2023, a ruling was made in favor of the state resulting in an additional $2.9 million in interest and penalties being recorded by the Company. The Company plans to file another request for appeal. Both the initial charge and the additional interest and penalties incurred are recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income.
A representative of the former owners of WSL filed a lawsuit alleging that we did not fulfill certain obligations under the purchase and sale agreement and claiming that the former owners of WSL were entitled to damages including an additional payment of $40.0 million under an earn-out arrangement. On April 25, 2022, the Delaware Superior Court entered judgment in favor of the former owners of WSL, awarding $40.0 million in compensatory damages, plus prejudgment interest and the former owners’ attorneys’ fees. During the second quarter of 2022, the Company settled with the former owners of WSL for a total of $57.0 million. Other general expenses on the consolidated statements of comprehensive income for the three and six months ended June 30, 2022 include a benefit of $2.0 million and expense of $57.0 million, respectively.

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
The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $16.2 million and $14.9 million for the three months ended June 30, 2023 and 2022, respectively, and $34.4 million for the six months ended June 30, 2023 and 2022.

Revenues by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Truckload	$532.7	$571.6	$1,069.7	$1,120.0
Intermodal	261.0	335.1	527.1	637.2
Logistics	343.4	521.3	725.6	1,067.0
Other	78.9	91.6	171.1	176.9
Fuel surcharge	155.6	249.0	334.8	415.0
Inter-segment eliminations	(25.1)	(21.7)	(53.1)	(48.7)
Operating revenues	$1,346.5	$1,746.9	$2,775.2	$3,367.4

Income (Loss) from Operations by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Truckload	$64.8	$80.7	$127.4	$200.1
Intermodal	23.7	42.3	53.7	81.2
Logistics	12.8	47.3	31.3	89.2
Other	2.5	6.3	6.0	(58.8)
Income from operations	$103.8	$176.6	$218.4	$311.7

Depreciation and Amortization by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Truckload	$68.0	$63.7	$135.2	$120.8
Intermodal	13.4	14.1	26.5	27.8
Logistics	—	0.1	0.1	0.1
Other	11.8	8.4	23.2	21.4
Depreciation and amortization	$93.2	$86.3	$185.0	$170.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2023	2022	2023	2022
Operating revenues	$1,346.5	$1,746.9	$2,775.2	$3,367.4
Revenues (excluding fuel surcharge) (1)	1,190.9	1,497.9	2,440.4	2,952.4
Income from operations	103.8	176.6	218.4	311.7
Adjusted income from operations (2)	106.7	174.8	221.3	323.2
Operating ratio	92.3%	89.9%	92.1%	90.7%
Adjusted operating ratio (3)	91.0%	88.3%	90.9%	89.1%
Net income	$77.5	$129.8	$175.5	$221.9
Adjusted net income (4)	79.7	128.4	177.7	230.5
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
Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating revenues	$1,346.5	$1,746.9	$2,775.2	$3,367.4
Less: Fuel surcharge revenues	155.6	249.0	334.8	415.0
Revenues (excluding fuel surcharge)	$1,190.9	$1,497.9	$2,440.4	$2,952.4

Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Income from operations	$103.8	$176.6	$218.4	$311.7
Litigation and audit assessments (1) (2)	2.9	(2.0)	2.9	62.2
Acquisition-related costs (3)	—	0.2	—	0.2
Property gain—net (4)	—	—	—	(50.9)
Adjusted income from operations	$106.7	$174.8	$221.3	$323.2
(1)Includes $2.9 million for the three and six months ended June 30, 2023 and $5.2 million for the six months ended June 30, 2022 for charges related to adverse audit assessments for prior period state sales tax on rolling stock equipment used within that state. Refer to Note 12, Commitments and Contingencies, for additional details.
(2)Includes a benefit of $2.0 million and a charge of $57.0 million for an adverse settlement related to a lawsuit with former owners of WSL, inclusive of prejudgment interest and the former owners’ attorneys’ fees, for the three and six months ended June 30, 2022, respectively. Refer to Note 12, Commitments and Contingencies, for additional details.
(3)Advisory, legal, and accounting costs related to the acquisition of deBoer in 2022.
(4)Net gain on the sale of our Canadian facility due to a change in approach to servicing Canada.
Adjusted operating ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2023	2022	2023	2022
Total operating expenses	$1,242.7	$1,570.3	$2,556.8	$3,055.7
Divide by: Operating revenues	1,346.5	1,746.9	2,775.2	3,367.4
Operating ratio	92.3%	89.9%	92.1%	90.7%

Total operating expenses	$1,242.7	$1,570.3	$2,556.8	$3,055.7
Adjusted for:
Fuel surcharge revenues	(155.6)	(249.0)	(334.8)	(415.0)
Litigation and audit assessments	(2.9)	2.0	(2.9)	(62.2)
Acquisition-related costs	—	(0.2)	—	(0.2)
Property gain—net	—	—	—	50.9
Adjusted total operating expenses	$1,084.2	$1,323.1	$2,219.1	$2,629.2

Operating revenues	$1,346.5	$1,746.9	$2,775.2	$3,367.4
Less: Fuel surcharge revenues	155.6	249.0	334.8	415.0
Revenues (excluding fuel surcharge)	$1,190.9	$1,497.9	$2,440.4	$2,952.4

Adjusted operating ratio	91.0%	88.3%	90.9%	89.1%

Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$77.5	$129.8	$175.5	$221.9
Litigation and audit assessments	2.9	(2.0)	2.9	62.2
Acquisition-related costs	—	0.2	—	0.2
Property gain—net	—	—	—	(50.9)
Income tax effect of non-GAAP adjustments (1)	(0.7)	0.4	(0.7)	(2.9)
Adjusted net income	$79.7	$128.4	$177.7	$230.5
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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Enterprise Results Summary
Enterprise net income decreased $52.3 million, approximately 40%, in the second quarter of 2023 compared to the same quarter in 2022. Income from operations declined $72.8 million during that same period but was partially offset by the corresponding decrease in the provision for income taxes and a $3.4 million favorable change in total other expenses (income)—net related to higher interest income and our equity investments. In the three months ended June 30, 2023, the Company recognized pre-tax net gains of $0.1 million compared to $1.8 million in pre-tax losses on our equity investments during the three months ended June 30, 2022.
Adjusted net income decreased $48.7 million, approximately 38%.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $400.4 million, approximately 23%, in the second quarter of 2023 compared to the same quarter in 2022.
Factors contributing to the decrease were as follows:
•a $177.9 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order due to a softer freight environment, a decline in volume within our brokerage business, as well as decreased port dray revenues;
•a $93.4 million decrease in fuel surcharge revenues resulting from decreased fuel prices;
•a $74.1 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to a decrease in orders and revenue per order; and
•a $38.9 million decrease in Truckload segment revenues (excluding fuel surcharge) resulting from a decline in revenue per truck per week and volume, primarily within our network business.
Enterprise revenues (excluding fuel surcharge) decreased $307.0 million, approximately 20%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $72.8 million, approximately 41%, in the second quarter of 2023 compared to the same quarter in 2022, primarily due to a decrease in net revenue per order in Logistics, revenue per order in Intermodal, and revenue per truck per week in Truckload. The revenue impacts of volume declines within our brokerage business, Intermodal, and Truckload due to weakened industry demand also contributed to the decrease. These factors were partially offset by a decline in rail and owner-operator purchased transportation costs, equipment rental expense, performance-based incentive compensation, and driver onboarding costs.
Adjusted income from operations decreased $68.1 million, approximately 39%.

Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the second quarter of 2022.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $247.1 million, or 32%, quarter over quarter, primarily resulting from a decline in third-party carrier costs within Logistics due to lower purchased transportation costs per order and brokerage volumes, in addition to a decline in rail purchased transportation driven by decreases in rail cost per mile and Intermodal orders. Owner-operator purchased transportation costs also declined within Truckload due to lower rate per mile and a reduction in owner-operator capacity.
•Salaries, wages, and benefits decreased $15.4 million, or 5%, quarter over quarter, mainly due to a decrease in performance-based incentive compensation.
•Fuel and fuel taxes for company trucks decreased $50.5 million, or 34%, quarter over quarter, driven by a decrease in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $6.9 million, or 8%, quarter over quarter, mainly due to additional depreciation expense incurred as a result of trailer growth within Truckload, a reduction in tractor age of fleet, and inflationary unit cost increases for new equipment.
•Operating supplies and expenses—net decreased $12.2 million, or 8%, quarter over quarter, largely resulting from a decrease in equipment rental expense driven by improved port fluidity, decreased port dray volumes, and a higher percentage of dray moves performed by company drivers in 2023, as well as an increase in gains on sales of equipment due to an increase in the quantity of units sold. These items were partially offset by $2.9 million of interest and penalties incurred related to an unfavorable ruling during an appeal of a prior year adverse audit assessment over the applicability of sales tax for prior periods on rolling stock equipment.
•Other general expenses decreased $9.9 million, or 25%, quarter over quarter, primarily related to a decrease in driver onboarding costs due to lower cost per hire and fewer driver hires as a result of weakened industry demand.
Total Other Expenses (Income)
Total other expenses decreased $3.4 million in the second quarter of 2023 compared to the same quarter in 2022. This change was primarily driven by an increase of $2.3 million in interest income for 2023.
Income Tax Expense
Our provision for income taxes decreased $17.1 million, or 40% in the second quarter of 2023 compared to the same quarter in 2022, primarily due to lower taxable income. The effective income tax rate was 24.9% for the three months ended June 30, 2023 compared to 24.8% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income from Operations by Segment
The following tables summarize revenues and income from operations by segment.

	Three Months Ended June 30,
Revenues by Segment (in millions)	2023	2022
Truckload	$532.7	$571.6
Intermodal	261.0	335.1
Logistics	343.4	521.3
Other	78.9	91.6
Fuel surcharge	155.6	249.0
Inter-segment eliminations	(25.1)	(21.7)
Operating revenues	$1,346.5	$1,746.9

	Three Months Ended June 30,
Income from Operations by Segment (in millions)	2023	2022
Truckload	$64.8	$80.7
Intermodal	23.7	42.3
Logistics	12.8	47.3
Other	2.5	6.3
Income from operations	103.8	176.6
Adjustments:
Litigation and audit assessments	2.9	(2.0)
Acquisition-related costs	—	0.2
Adjusted income from operations	$106.7	$174.8

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
•Network - Transportation services of one-way shipments.
Impacts from deBoer are included within dedicated operations below beginning in the third quarter of 2022.

	Three Months Ended June 30,
	2023	2022
Dedicated
Revenues (excluding fuel surcharge) (1)	$302.8	$305.3
Average trucks (2) (3)	5,973	6,004
Revenue per truck per week (4)	$3,948	$3,962
Network
Revenues (excluding fuel surcharge) (1)	$230.2	$264.6
Average trucks (2) (3)	4,390	4,462
Revenue per truck per week (4)	$4,083	$4,619
Total Truckload
Revenues (excluding fuel surcharge) (5)	$532.7	$571.6
Average trucks (2) (3)	10,363	10,466
Revenue per truck per week (4)	$4,005	$4,242
Average company trucks (3)	8,400	8,477
Average owner-operator trucks (3)	1,963	1,989
Trailers (6)	44,714	41,236
Operating ratio (7)	87.8%	85.9%
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
Truckload revenues (excluding fuel surcharge) decreased $38.9 million, approximately 7%, in the second quarter of 2023 compared to the same quarter in 2022. Rate per loaded mile and volume in combination decreased 7%, primarily within network, as lower network prices were driven by market conditions.
Truckload income from operations decreased $15.9 million, approximately 20%, in the second quarter of 2023 compared to the same quarter in 2022. Factors contributing to the decrease in income from operations include decreased rate per loaded mile, lower volumes primarily within network, and increased depreciation resulting from equipment growth along with inflationary unit costs for new equipment. These items were partially offset by a decrease in net fuel expense, owner-operator purchased transportation, and increased gains on equipment sales.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2023	2022
Orders (1)	102,622	119,563
Containers	27,419	28,381
Trucks (2)	1,568	1,590
Revenue per order (3)	$2,572	$2,788
Operating ratio (4)	90.9%	87.4%
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
Intermodal revenues (excluding fuel surcharge) decreased $74.1 million, approximately 22%, in the second quarter of 2023 compared to the same quarter in 2022, primarily due to a 14% decrease in orders. Revenue per order decreased $216, or 8%, due to a lower rate per mile and shorter length of haul.
Intermodal income from operations decreased $18.6 million, approximately 44%, in the second quarter of 2023 compared to the same quarter in 2022. Factors contributing to the decrease in income from operations are primarily due to the items cited above, partially offset by a decrease in rail-related costs and reduced dray related costs due to an increase in company driver drays.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended June 30,
	2023	2022
Operating ratio (1)	96.3%	90.9%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $177.9 million, approximately 34%, in the second quarter of 2023 compared to the same quarter in 2022. This was primarily due to a decrease in brokerage revenue per order and volume due to a softer freight environment, as well as lower port dray revenues.
Logistics income from operations decreased $34.5 million, approximately 73%, in the second quarter of 2023 compared to the same quarter in 2022. This is due to the factors listed above, partially offset by a decrease in third-party carrier costs and equipment rental charges.
Other
Other income from operations decreased $3.8 million in the second quarter of 2023 compared to the same quarter in 2022. The increase was primarily driven by $2.9 million of expense related to an appeal of the audit assessment over the applicability of prior period state sales tax in 2023 and a $2.0 million favorable adjustment related to the former owners of WSL in 2022. See Note 12 Commitments and Contingencies for more information.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Enterprise Results Summary
Enterprise net income decreased $46.4 million, approximately 21%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $93.3 million decrease in income from operations, partially offset by a $29.7 million favorable change in total other expenses (income)—net related to our equity investments and higher interest income, as well as the corresponding decrease in the provision for income taxes. In the six months ended June 30, 2023, the Company recognized pre-tax net gains of $17.7 million compared to $10.1 million in pre-tax losses on our equity investments during the six months ended June 30, 2022.

Adjusted net income decreased $52.8 million, approximately 23%.

Components of Enterprise Net Income

Enterprise Revenues

Enterprise operating revenues decreased $592.2 million, approximately 18%, in the six months ended June 30, 2023 compared to the same period in 2022.

Factors contributing to the decrease were as follows:
•a $341.4 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order due to a softer demand environment, a decline in brokerage volumes, and decreased port dray revenues;
•a $110.1 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to a decrease in orders and revenue per order;
•an $80.2 million decrease in fuel surcharge revenues resulting from decreased fuel prices in the first six months of 2023 compared to the same period in 2022; and
•a $50.3 million decrease in Truckload segment revenues (excluding fuel surcharge) driven by a decline in revenue per truck per week within our network business and lower volumes across Truckload, partially offset by improved revenue per truck per week within our dedicated business.

Enterprise revenues (excluding fuel surcharge) decreased $512.0 million, approximately 17%.

Enterprise Income from Operations and Operating Ratio

Enterprise income from operations decreased $93.3 million, approximately 30%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease in net revenue per order in Logistics, revenue per truck per week in Truckload, and revenue per order in Intermodal. A net gain on sale of $50.9 million in 2022 in connection with the sale of our Canadian facility; the revenue impacts of volume declines within our brokerage business, Intermodal, and Truckload; and incremental equipment depreciation costs also contributed to the decrease. These factors were partially offset by a $57.0 million adverse judgment related to a lawsuit with former owners of WSL in 2022, as well as lower rail and owner-operator purchased transportation, equipment rental expense, performance-based incentive compensation, and driver onboarding costs in 2023.

Adjusted income from operations decreased $101.9 million, approximately 32%.

Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the same period of 2022.

Enterprise Operating Expenses

Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $424.1 million, or 28%, period over period, primarily resulting from decreased third-party carrier costs within Logistics due to lower purchased transportation costs per order and brokerage volumes, as well as lower rail purchased transportation resulting from a decrease in both rail cost per mile and orders in Intermodal. Owner-operator purchased transportation costs also declined due to lower pay per mile and a reduction in owner-operator capacity within Truckload.
•Salaries, wages, and benefits decreased $15.1 million, or 2%, period over period, largely due to a decrease in performance-based incentive compensation, office salaries and wages due to a decrease in headcount, and healthcare costs as a result of claims favorability and lower plan utilization.
•Fuel and fuel taxes for company trucks decreased $47.7 million, or 19%, period over period, driven by a decrease in cost per gallon, partially offset by an increase in company driver miles within Truckload. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $14.9 million, or 9%, period over period, mainly due to additional depreciation expense resulting from trailer growth within Truckload, a reduction in tractor age of fleet, and inflationary unit cost increases for new equipment.

•Operating supplies and expenses—net increased $46.2 million, or 19%, period over period, driven by a $50.9 million net gain in 2022 related to the sale of the Company’s Canadian facility and higher cost of goods sold in our leasing business due to an increase in lease activity in 2023. These factors were partially offset by a decrease in equipment rental expense as a result of improved port fluidity, decreased port dray volumes, and an increase in the percentage of dray moves performed by company drivers in 2023; an increase in gains on sales of equipment due to an increase in the quantity of units sold; and a $2.3 million net reduction in expense related to a 2022 adverse audit assessment over the applicability of state sales tax for prior periods on rolling stock equipment.
•Other general expenses decreased $72.0 million, or 53%, period over period, primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL in 2022, a decrease in driver onboarding costs due to lower cost per hire and fewer driver hires as a result of weakened industry demand, and lower professional service fees.

Total Other Expenses (Income)

Total other income increased $29.7 million, approximately 190%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $17.7 million pre-tax gains on our equity investments compared to a $10.1 million pre-tax losses recorded for the same period in 2022. Interest income also increased $4.0 million compared to 2022. See Note 6, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes decreased $17.2 million, approximately 23%, in the six months ended June 30, 2023 compared to the same period in 2022 due to lower taxable income. The effective income tax rate was 24.5% for the six months ended June 30, 2023 compared to 25.1% for the same period last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Six Months Ended June 30,
Revenues by Segment (in millions)	2023	2022
Truckload	$1,069.7	$1,120.0
Intermodal	527.1	637.2
Logistics	725.6	1,067.0
Other	171.1	176.9
Fuel surcharge	334.8	415.0
Inter-segment eliminations	(53.1)	(48.7)
Operating revenues	$2,775.2	$3,367.4

	Six Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2023	2022
Truckload	$127.4	$200.1
Intermodal	53.7	81.2
Logistics	31.3	89.2
Other	6.0	(58.8)
Income from operations	218.4	311.7
Adjustments:
Litigation and audit assessments	2.9	62.2
Acquisition-related costs	—	0.2
Property gain—net	—	(50.9)
Adjusted income from operations	$221.3	$323.2

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
•Network - Transportation services of one-way shipments.

MLS and deBoer impacts are included within dedicated operations below beginning in the first and third quarters of 2022, respectively.

	Six Months Ended June 30,
	2023	2022
Dedicated
Revenues (excluding fuel surcharge) (1)	$605.8	$585.4
Average trucks (2) (3)	5,961	5,860
Revenue per truck per week (4)	$3,963	$3,915
Network
Revenues (excluding fuel surcharge) (1)	$464.3	$531.3
Average trucks (2) (3)	4,429	4,530
Revenue per truck per week (4)	$4,089	$4,596
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,069.7	$1,120.0
Average trucks (2) (3)	10,390	10,390
Revenue per truck per week (4)	$4,017	$4,212
Average company trucks (3)	8,437	8,353
Average owner-operator trucks (3)	1,953	2,037
Trailers (6)	44,714	41,236
Operating ratio (7)	88.1%	82.1%
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

Truckload revenues (excluding fuel surcharge) decreased $50.3 million, approximately 4%, in the six months ended June 30, 2023 compared to the same period in 2022; rate per loaded mile and volume in combination decreased 4%. Decreased productivity within network was partially offset by an increase in dedicated productivity.

Truckload income from operations decreased $72.7 million, approximately 36%, in the six months ended June 30, 2023 compared to the same period in 2022. Factors contributing to the decrease in income from operations include a $50.9 million net gain related to the sale of the Company’s Canadian facility in 2022, higher depreciation due to inflationary cost pressures on equipment in 2023, and higher driver pay in an effort to retain drivers. These items were partially offset by lower owner-operator purchased transportation and higher gains on equipment sales.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2023	2022
Orders (1)	203,367	229,790
Containers	27,419	28,381
Trucks (2)	1,568	1,590
Revenue per order (3)	$2,600	$2,735
Operating ratio (4)	89.8%	87.3%
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

Intermodal revenues (excluding fuel surcharge) decreased $110.1 million, approximately 17%, in the six months ended June 30, 2023 compared to the same period in 2022. This was driven by softer market conditions which led to an 11% decrease in volume and a $135, or 5%, decrease in revenue per order.

Intermodal income from operations decreased $27.5 million, approximately 34%, in the six months ended June 30, 2023 compared to the same period in 2022, mainly the result of factors impacting revenues discussed above, partially offset by lower rail-related and dray execution costs.

Logistics

The following table presents the KPI for our Logistics segment for the periods indicated.

	Six Months Ended June 30,
	2023	2022
Operating ratio (1)	95.7%	91.6%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.

Logistics revenues (excluding fuel surcharge) decreased $341.4 million, approximately 32%, in the six months ended June 30, 2023 compared to the same period in 2022. This was mainly the result of a decrease in revenue per order and volume within our brokerage business. Port dray revenues decreased as well due to reduced freight volume and improved port fluidity in 2023.

Logistics income from operations decreased $57.9 million, approximately 65%, in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to the factors related to revenue listed above. This was partially offset by decreases in third party transportation costs.

Other

Other income from operations increased $64.8 million in the six months ended June 30, 2023 compared to the same period in 2022. The change was primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL and $5.2 million of expense related to an adverse audit assessment over the applicability of state sales tax in 2022. This was partially offset by $2.9 million of additional interest and penalties related to the sales tax audit assessment. See Note 12, Commitments and Contingencies, for more information.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are working capital requirements, capital expenditures, dividend payments, share repurchases, and debt service requirements. Additionally, we may use cash for acquisitions and other investing and financing activities. Working capital is required principally to ensure we are able to run the business and have sufficient funds to satisfy maturing short-term debt and operational expenses. Our capital expenditures consist primarily of transportation equipment and information technology.
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility and a $150.0 million accounts receivable facility, for which our combined available capacity as of June 30, 2023 was $322.4 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$249.2	$385.7
Marketable securities	54.8	45.9
Total cash, cash equivalents, and marketable securities	$304.0	$431.6

Debt:
Senior notes	$205.0	$205.0
Finance leases	11.1	10.1
Total debt	$216.1	$215.1
Debt
As of June 30, 2023, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$303.2	$353.7
Net cash used in investing activities	(364.1)	(180.3)
Net cash used in financing activities	(75.6)	(87.2)
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Operating Activities
Net cash provided by operating activities decreased $50.5 million, approximately 14%, in the first six months of 2023 compared to the same period in 2022. The decrease was a result of an increase in cash used for working capital, as well as a decrease in net income adjusted for various noncash charges. Working capital changes were driven by an increase in cash used for payables and other liabilities due in part to a $57.0 million adverse judgment related to a lawsuit with former owners of WSL in 2022, partially offset by an increase in cash provided by trade accounts receivable which corresponds with the decrease in revenues.

Investing Activities
Net cash used in investing activities increased $183.8 million, approximately 102%, in the first six months of 2023 compared to the same period in 2022. The increase in cash used was primarily driven by an increase in net capital expenditures and the funding of a note receivable in 2023 for $10.0 million and was partially offset by $28.2 million related to acquisitions made by the Company in 2022.
Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in millions)	2023	2022
Purchases of transportation equipment	$344.4	$159.0
Purchases of other property and equipment	25.3	22.0
Proceeds from sale of property and equipment	(71.6)	(71.0)
Net capital expenditures	$298.1	$110.0
Net capital expenditures increased $188.1 million in the first six months of 2023 compared to the same period in 2022. The increase was driven by a $185.4 million increase in purchases of transportation equipment mainly due to replacement equipment, growth capital, and higher costs for new equipment. Proceeds from sale of property and equipment were comparable year over year. 2023 proceeds included more equipment sales in comparison to 2022 including $50.9 million of proceeds from the sale of the Company’s Canadian facility.
Financing Activities
Net cash used in financing activities decreased $11.6 million, approximately 13%, in the first six months of 2023 compared to the same period in 2022 primarily due to a $60.0 million repayment of a private placement note in 2022 that was partially offset by $36.1 million of treasury stock repurchases during the second quarter of 2023.
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
Off-Balance Sheet Arrangements
As of June 30, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for our contractual obligations as of December 31, 2022. There were no material changes to our contractual obligations during the six months ended June 30, 2023.

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
Changes in Internal Control
In May 2023, we implemented a new enterprise resource planning (“ERP”) system which replaced our core financial systems. The new ERP system is designed to increase the efficiency and accuracy of data by streamlining data sources, simplifying complex processes, and reducing the amount of manual processes. As part of the implementation process, we made several modifications to our internal control processes and procedures which did not result in significant changes in our internal control over financial reporting. As we continue to evaluate the new ERP system, we may change our processes and procedures, which may result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
April 1, 2023 - April 30, 2023	—	$—	—	$150.0
May 1, 2023 - May 31, 2023	209,223	26.23	209,223	144.5
June 1, 2023 - June 30, 2023	1,162,816	26.34	1,162,816	113.9
Total	1,372,039		1,372,039
(1)On February 1, 2023, the Company announced that the Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of June 30, 2023, the Company had $113.9 million remaining available to repurchase.
Limitation Upon Payment of Dividends
The 2022 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date

10.1	Amendment No. 4, dated as of June 1, 2023, to Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2011, as amended as of December 17, 2013, as amended and restated as of September 5, 2018, and as further amended on July 30, 2021, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	6/7/2023

10.2+	Schneider National, Inc. Senior Management Incentive Plan, as amended and restated effective July 17, 2023	8-K	10.1	001-38054	7/18/2023

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	August 3, 2023	/s/ Stephen L. Bruffett
Stephen L. Bruffett
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)