Form 10-Q
period 2023-09-30
Schneider National, Inc.
filed 2023-11-02
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Yes  ☐            No ☒
As of October 24, 2023, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 93,417,155 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
Board	Board of Directors
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
deBoer	deBoer Transportation, Inc.
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization
ERP	Enterprise Resource Planning
GAAP	United States Generally Accepted Accounting Principles
IAS	International Accounting Standards
IPO	Initial Public Offering
KPI	Key Performance Indicator
LIBOR	London InterBank Offered Rate
M&A	Mergers and Acquisitions
M&M	M&M Transport Services, LLC
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SEC	United States Securities and Exchange Commission
Term SOFR	The CME Term SOFR Reference Rate administered by CME Group Benchmark Administration Limited
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues	$1,352.0	$1,675.3	$4,127.2	$5,042.7
Operating expenses:
Purchased transportation	540.0	735.0	1,634.9	2,254.0
Salaries, wages, and benefits	340.4	356.0	1,003.7	1,034.4
Fuel and fuel taxes	115.7	133.4	325.5	390.9
Depreciation and amortization	96.8	88.2	281.8	258.3
Operating supplies and expenses—net	138.5	149.7	427.0	392.0
Insurance and related expenses	26.6	26.5	77.0	78.0
Other general expenses	47.3	41.1	112.2	178.0
Total operating expenses	1,305.3	1,529.9	3,862.1	4,585.6
Income from operations	46.7	145.4	265.1	457.1
Other expenses (income):
Interest income	(1.6)	(0.8)	(6.3)	(1.5)
Interest expense	3.3	2.1	10.1	7.1
Other income—net	(1.1)	(23.6)	(17.3)	(12.3)
Total other expenses (income)—net	0.6	(22.3)	(13.5)	(6.7)
Income before income taxes	46.1	167.7	278.6	463.8
Provision for income taxes	10.5	41.9	67.5	116.1
Net income	35.6	125.8	211.1	347.7
Other comprehensive income (loss):
Foreign currency translation adjustment—net	(0.2)	(0.1)	0.4	—
Net unrealized losses on marketable securities—net of tax	(0.5)	(1.3)	(0.4)	(3.9)
Total other comprehensive loss—net	(0.7)	(1.4)	—	(3.9)
Comprehensive income	$34.9	$124.4	$211.1	$343.8

Weighted average shares outstanding	176.9	178.0	177.7	177.9
Basic earnings per share	$0.20	$0.71	$1.19	$1.95

Weighted average diluted shares outstanding	177.7	178.7	178.5	178.6
Diluted earnings per share	$0.20	$0.70	$1.18	$1.95
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$58.5	$385.7
Marketable securities	56.4	45.9
Trade accounts receivable—net of allowance of $16.8 million and $13.7 million, respectively	612.1	643.7
Other receivables	72.8	21.3
Current portion of lease receivables—net of allowance of $0.9 million and $1.3 million, respectively	102.7	111.2
Inventories—net	113.8	53.0
Prepaid expenses and other current assets	130.7	89.5
Total current assets	1,147.0	1,350.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,707.6	3,410.7
Land, buildings, and improvements	227.9	219.0
Other property and equipment	179.3	174.1
Total property and equipment	4,114.8	3,803.8
Less accumulated depreciation	1,557.2	1,523.8
Net property and equipment	2,557.6	2,280.0
Lease receivables	142.3	163.1
Internal use software and other noncurrent assets	400.6	296.6
Goodwill	332.8	228.2
Total noncurrent assets	3,433.3	2,967.9
Total Assets	$4,580.3	$4,318.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$281.1	$276.7
Accrued salaries, wages, and benefits	74.0	97.8
Claims accruals—current	76.0	75.5
Current maturities of debt and finance lease obligations	70.5	73.3
Other current liabilities	109.0	113.6
Total current liabilities	610.6	636.9
Noncurrent Liabilities:
Long-term debt and finance lease obligations	218.5	141.8
Claims accruals—noncurrent	96.9	95.2
Deferred income taxes	589.8	538.2
Other noncurrent liabilities	107.4	68.9
Total noncurrent liabilities	1,012.6	844.1
Total Liabilities	1,623.2	1,481.0
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 93,949,391 and 95,655,907 shares issued, and 93,567,035 and 94,993,144 shares outstanding, respectively	—	—
Additional paid-in capital	1,592.8	1,584.4
Retained earnings	1,420.3	1,257.8
Accumulated other comprehensive loss	(5.0)	(5.0)
Treasury stock at cost (1,869,474 and no shares)	(51.0)	—
Total Shareholders’ Equity	2,957.1	2,837.2
Total Liabilities and Shareholders’ Equity	$4,580.3	$4,318.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income	$211.1	$347.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281.8	258.3
Gains on sales of property and equipment—net	(29.2)	(75.2)
Proceeds from lease receipts	57.7	62.3
Deferred income taxes	51.7	72.4
Long-term incentive and share-based compensation expense	13.4	12.6
Gains on investments in equity securities—net	(20.5)	(15.8)
Other noncash items—net	0.8	(15.2)
Changes in operating assets and liabilities:
Receivables	(5.0)	(26.5)
Other assets	(39.9)	(53.8)
Payables	(24.5)	5.0
Claims reserves and other receivables—net	0.4	6.3
Other liabilities	(11.7)	0.2
Net cash provided by operating activities	486.1	578.3
Investing Activities:
Purchases of transportation equipment	(500.6)	(321.1)
Purchases of other property and equipment	(33.9)	(38.4)
Proceeds from sale of property and equipment	106.2	101.1
Proceeds from sale of off-lease inventory	24.1	19.9
Purchases of lease equipment	(95.0)	(80.4)
Proceeds from marketable securities	5.2	4.2
Purchases of marketable securities	(16.2)	(4.6)
Investments in equity securities and equity method investment	(17.1)	(24.1)
Investment in note receivable	(10.0)	—
Acquisition of businesses, net of cash acquired	(239.5)	(28.1)
Net cash used in investing activities	(776.8)	(371.5)
Financing Activities:
Proceeds under revolving credit agreements	166.0	—
Payments under revolving credit agreements	(75.0)	—
Proceeds from long-term debt	50.0	—
Payments of debt and finance lease obligations	(72.8)	(61.3)
Dividends paid	(47.7)	(41.4)
Repurchases of common stock	(51.0)	—
Other financing activities	(6.0)	0.8
Net cash used in financing activities	(36.5)	(101.9)
Net increase (decrease) in cash and cash equivalents	(327.2)	104.9
Cash and Cash Equivalents:
Beginning of period	385.7	244.8
End of period	$58.5	$349.7

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$40.3	$50.4
Dividends declared but not yet paid	17.0	16.1
Sale of assets in exchange for notes receivable	—	2.3
Noncash equity method investment	3.3	—
Cash paid during the period for:
Interest	7.8	8.3
Income taxes—net of refunds	65.1	38.0
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

		Additional Paid-In Capital
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2021	$—	$1,566.0	$857.8	$—	$—	$2,423.8
Net income	—	—	92.1	—	—	92.1
Other comprehensive loss	—	—	—	(1.5)	—	(1.5)
Share-based compensation expense	—	5.4	—	—	—	5.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.9)	—	—	(14.9)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	2.3	—	—	—	2.3
Shares withheld for employee taxes	—	(2.4)	—	—	—	(2.4)
Balance—March 31, 2022	—	1,571.4	935.0	(1.5)	—	2,504.9
Net income	—	—	129.8	—	—	129.8
Other comprehensive loss	—	—	—	(1.0)	—	(1.0)
Share-based compensation expense	—	3.4	—	—	—	3.4
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.2)	—	—	(14.2)
Exercise of employee stock options	—	0.9	—	—	—	0.9
Balance—June 30, 2022	—	1,575.7	1,050.6	(2.5)	—	2,623.8
Net income	—	—	125.8	—	—	125.8
Other comprehensive loss	—	—	—	(1.4)	—	(1.4)
Share-based compensation expense	—	4.1	—	—	—	4.1
Dividends declared at $0.08 per share of Class A and Class B common shares	—	—	(14.4)	—	—	(14.4)
Balance—September 30, 2022	$—	$1,579.8	$1,162.0	$(3.9)	$—	$2,737.9

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2022	$—	$1,584.4	$1,257.8	$(5.0)	$—	$2,837.2
Net income	—	—	98.0	—	—	98.0
Other comprehensive income	—	—	—	0.8	—	0.8
Share-based compensation expense	—	5.1	—	—	—	5.1
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.4)	—	—	(16.4)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	0.1	—	—	—	0.1
Shares withheld for employee taxes	—	(6.1)	—	—	—	(6.1)
Balance—March 31, 2023	—	1,583.6	1,339.4	(4.2)	—	2,918.8
Net income	—	—	77.5	—	—	77.5
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	4.4	—	—	—	4.4
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.1)	—	—	(16.1)
Repurchases of common stock	—	—	—	—	(36.1)	(36.1)
Balance—June 30, 2023	—	1,588.0	1,400.8	(4.3)	(36.1)	2,948.4
Net income	—	—	35.6	—	—	35.6
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Share-based compensation expense	—	4.8	—	—	—	4.8
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.1)	—	—	(16.1)
Repurchases of common stock	—	—	—	—	(14.9)	(14.9)
Balance—September 30, 2023	$—	$1,592.8	$1,420.3	$(5.0)	$(51.0)	$2,957.1
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
Government Grants
We have received funding from various California state organizations to be used towards the electrification of a portion of our fleet, inclusive of battery electric vehicles (“BEVs”) and charging stations. As there is no specific guidance under GAAP, we have elected to account for such grants under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, using the gross presentation model for the balance sheet and the net presentation model for the income statement. In accordance with IAS 20’s net presentation model, government grants can be offset against the related expenditures on the income statement when there is reasonable assurance that (1) the recipient will comply with the relevant conditions and (2) the grant will be received.
For the three and nine months ended September 30, 2023, the Company placed assets in service that were covered by grants from the Environmental Protection Agency’s Targeted Airshed Grant (administered by the California Air Resources Board) and the South Coast Air Quality Management District’s Joint Electric Truck Scaling Initiative. Under the former, funds were paid directly to the manufacturer and reflected as a reduction in the invoiced amount, and under the latter, the Company paid the full amount up front and will apply for reimbursement of qualified expenses. As of September 30, 2023, the Company believes the above conditions have been met and during the three and nine months ended September 30, 2023, depreciation and amortization expense was reduced by $0.5 million and $0.7 million, respectively, in the consolidated statements of comprehensive income. As of September 30, 2023, the Company’s consolidated balance sheets included $16.1 million of grant receivables within other receivables and $2.3 million and $13.8 million in deferred grant income within other current liabilities and other noncurrent liabilities, respectively.
Property and Equipment
Gains and losses on property and equipment are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net on the consolidated statements of comprehensive income. For the three months ended September 30, 2023 and 2022, we recognized $6.4 million and $11.4 million of net gains on the sale of property and equipment, respectively, and for the nine months ended September 30, 2023 and 2022, we recognized $29.2 million and $75.2 million of net gains on the sale of property and equipment, respectively. Net gains during 2022 were primarily related to the sale of the Company’s Canadian facility.
New Accounting Pronouncements
On July 26, 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. These annual disclosures will be required beginning with reports for fiscal years ending after December 15, 2023. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements or disclosures.

2. ACQUISITIONS

M&M Transport Services, LLC
On August 1, 2023 (“Acquisition Date”), we acquired 100% of the membership interest in M&M for $243.1 million, inclusive of cash and other working capital adjustments. M&M is a dedicated trucking company located primarily in New England with nearly 500 tractors and 1,900 trailers which we believe complements our dedicated operations.
The acquisition of M&M was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair value as of the Acquisition Date. These inputs represent Level 3 measurements in the fair value hierarchy and required significant judgments and estimates at the time of valuation. Fair value estimates of acquired transportation equipment were based on an independent appraisal, giving consideration to the highest and best use of the assets with key assumptions based on the market approach. The assistance of an independent third-party valuation firm was used to determine the estimated fair values and useful lives of finite-lived intangible assets including customer relationships and trademarks. Valuation methods used were the multi-period excess earnings method and relief from royalty method for customer relationships and trademarks, respectively. Non-compete agreements were recorded based on amount paid at closing.
The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill within the Truckload reporting segment. The goodwill is attributable to expected synergies and growth opportunities within our dedicated business and is expected to be deductible for tax purposes.
Acquisition-related costs, which consist of fees incurred for advisory, legal, and accounting services were $0.9 million and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2023.
Certain amounts recorded in connection with the acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments, intangibles, indemnification assets and liabilities, and deferred taxes.
During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. We anticipate finalizing the determination of the fair value no later than July 31, 2024.
The preliminary purchase price allocation for M&M, which may be adjusted as we finalize our fair value estimates and provisional amounts, was as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	August 1, 2023 Opening Balance Sheet
Cash and cash equivalents	$3.6
Trade accounts receivable—net of allowance	15.1
Prepaid expenses and other current assets	3.0
Net property and equipment	77.8
Internal use software and other noncurrent assets	56.9
Goodwill	104.6
Total assets acquired	261.0

Trade accounts payable	1.4
Accrued salaries, wages, and benefits	5.3
Claims accruals—current	1.8
Other current liabilities	4.2
Other noncurrent liabilities	5.2
Total liabilities assumed	17.9

Net assets acquired	$243.1

The following unaudited pro forma revenues give effect to the acquisition had it been effective January 1, 2022. Combined unaudited pro forma operating revenues of the Company and M&M would have been approximately $1,361.6 million and $4,197.8 million during the three and nine months ended September 30, 2023, respectively, and $1,705.8 million, and $5,134.2 million during the three and nine months ended September 30, 2022, respectively, and our earnings for the same periods would not have been materially different.
deBoer Transportation, Inc.
We acquired 100% of the outstanding equity of deBoer on June 7, 2022 for a final purchase price of approximately $34.6 million inclusive of certain cash and net working capital adjustments. The purchase price allocation for deBoer was considered final as of December 31, 2022 and resulted in $6.1 million of goodwill being recorded within the Truckload reportable segment. deBoer was a regional, dedicated carrier headquartered in Blenker, WI, and the acquisition provided us the opportunity to expand our tractor and trailer fleet primarily within our dedicated Truckload operations. Operating results for deBoer are included in our consolidated results of operations from the acquisition date through July 2022 when their operations ceased and drivers and equipment were deployed within our Truckload segment.
Midwest Logistics Systems, Ltd.
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
In conjunction with our acquisition of M&M, the Company entered into nine related party leases. The leases are for the use of shop, warehouse, office, and drop yard locations throughout the country. The leases run through 2026 and the related lease payments are not material.
Additional information related to our leases is as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$27.0	$24.6
Operating cash flows for finance leases	0.3	0.1
Financing cash flows for finance leases	2.8	1.3

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$38.6	$17.8
Finance leases	5.7	3.8
As of September 30, 2023, we had signed leases that had not yet commenced totaling $1.2 million. These leases will commence during the remainder of 2023 and have lease terms of one to seven years.

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
As of September 30, 2023 and December 31, 2022, investments in lease receivables were as follows:

(in millions)	September 30, 2023	December 31, 2022
Future minimum payments to be received on leases	$178.2	$198.4
Guaranteed residual lease values	113.2	126.1
Total minimum lease payments to be received	291.4	324.5
Unearned income	(46.4)	(50.2)
Net investment in leases	$245.0	$274.3
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of September 30, 2023 was $61.4 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of September 30, 2023, our lease payments past due were $3.2 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue	$50.7	$53.1	$161.3	$146.2
Cost of goods sold	(43.0)	(43.5)	(136.4)	(121.0)
Operating profit	$7.7	$9.6	$24.9	$25.2

Interest income on lease receivable	$9.0	$9.4	$27.7	$27.3

4. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. Beginning on August 1, 2023, M&M revenues are included within Transportation revenues, consistent with the remainder of our Truckload segment. The following table summarizes our revenues by type of service.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2023	2022	2023	2022
Transportation	$1,253.4	$1,551.1	$3,823.5	$4,663.2
Logistics Management	45.2	66.5	135.9	221.1
Other	53.4	57.7	167.8	158.4
Total operating revenues	$1,352.0	$1,675.3	$4,127.2	$5,042.7

Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	September 30, 2023
Expected to be recognized within one year
Transportation	$27.8
Logistics Management	18.5
Expected to be recognized after one year
Transportation	43.3
Logistics Management	17.9
Total	$107.5
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	September 30, 2023	December 31, 2022
Other current assets—Contract assets	$30.4	$27.0
Other current liabilities—Contract liabilities	0.6	2.6
We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts that customers paid in advance of the associated services.
Non-monetary Consideration
Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income and consists primarily of transportation equipment. There was no revenue recorded for freight movements in exchange for non-monetary consideration for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, $2.3 million and $15.6 million was recorded for these services.

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	September 30, 2023	December 31, 2022
Equity investment in TuSimple (1)	1	$0.6	$0.6
Marketable securities (2)	2	56.4	45.9
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
The fair value of the Company’s debt was $178.8 million and $199.1 million as of September 30, 2023 and December 31, 2022, respectively. The carrying value of the Company’s debt was $185.0 million and $205.0 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
The recorded values of cash, trade accounts receivable, lease receivables, trade accounts payable, and amounts outstanding under revolving credit agreements approximate fair values.
As part of the acquisition of M&M on August 1, 2023, certain assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Refer to Note 2, Acquisitions, for further details.

6. INVESTMENTS

Marketable Securities
Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or our liquidity needs may cause us to sell certain securities in advance of their maturity date.
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of September 30, 2023 or December 31, 2022. Cost basis is determined using the specific identification method.
The following table presents the maturities and values of our marketable securities as of the dates shown.

	September 30, 2023			December 31, 2022
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	2 to 89 months	$25.9	$23.1	$21.9	$19.3
Corporate debt securities	7 to 115 months	20.0	18.9	16.0	14.9
State and municipal bonds	9 to 181 months	15.5	14.4	12.4	11.7
Total marketable securities		$61.4	$56.4	$50.3	$45.9
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools; MLSI, a transportation technology development company; and ChemDirect, a business-to-business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of September 30, 2023 and December 31, 2022 were $121.3 million and $86.0 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. In addition to our investment in MLSI, we also hold a $10.0 million note receivable from MLSI as of September 30, 2023. The note was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030.
As of September 30, 2023, our cumulative upward adjustments were $69.5 million. The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Investment in equity securities	$10.3	$20.0	$15.3	$24.0
Upward adjustments (1)	2.3	25.8	20.0	25.8
(1)Our updated investment value in 2023 was determined using a hybrid backsolve method, a valuation approach incorporating both IPO and M&A scenarios to estimate the value based on recently issued shares.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. Our pre-tax net losses were not material for the three and nine months ended September 30, 2023. In the three and nine months ended September 30, 2022, the Company recognized pre-tax net gains of $0.1 million and pre-tax net losses of $10.0 million, respectively. See Note 5, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, an entity that provides a platform for shippers to track and manage their greenhouse gas emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the three months ended September 30, 2023, activity was not material, and for the nine months ended September 30, 2023, we recorded losses in the amount of $0.5 million. The carrying value of our investment was $4.5 million as of September 30, 2023.
All of our equity investments, as well as our note receivable from MLSI, are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the period ended September 30, 2023.

(in millions)	Truckload	Logistics	Total
Balance at December 31, 2022	$214.0	$14.2	$228.2
Acquisition (see Note 2)	104.6	—	104.6
Balance at September 30, 2023	$318.6	$14.2	$332.8
During the nine months ended September 30, 2023, we recorded goodwill in conjunction with the acquisition of M&M, which was recorded within the Truckload segment. Refer to Note 2, Acquisitions, for further details.
As of both September 30, 2023 and December 31, 2022, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
During the nine months ended September 30, 2023, we recorded $40.4 million of customer relationships, $4.1 million of trademarks, and $5.2 million of non-compete agreements related to the acquisition of M&M. The weighted-average amortization period is 15.0 years for customer relationships and trademarks and 5.0 years for non-compete agreements for a total weighted-average amortization period of 13.9 years. Refer to Note 2, Acquisitions, for further details.

The identifiable finite lived intangible assets listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets.

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$43.6	$1.0	$42.6	$3.2	$0.3	$2.9
Trademarks	10.9	1.2	9.7	6.8	0.7	6.1
Non-compete agreements	5.2	0.2	5.0	—	—	—
Total intangible assets	$59.7	$2.4	$57.3	$10.0	$1.0	$9.0
Amortization expense for intangible assets was $0.9 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	September 30, 2023
Remaining 2023	$1.3
2024	5.0
2025	5.0
2026	5.0
2027	5.0
2028 and thereafter	36.0
Total	$57.3

8. DEBT AND CREDIT FACILITIES

As of September 30, 2023 and December 31, 2022, debt included the following:

(in millions)	September 30, 2023	December 31, 2022
Unsecured senior notes: principal maturities ranging from 2024 through 2025; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.59% and 3.93% for 2023 and 2022, respectively	$135.0	$205.0
Unsecured senior notes: principal payable August 2028; interest payable in semiannual installments through same timeframe; interest at a fixed rate of 5.63%.	50.0	—
Total principal outstanding	185.0	205.0
Current maturities	—	(70.0)
Long-term debt	$185.0	$135.0
Our Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. We had borrowings of $25.0 million outstanding under this agreement as of September 30, 2023 and none outstanding on December 31, 2022. Balances are included within long-term debt and finance lease obligations on the consolidated balance sheets. Standby letters of credit under this agreement amounted to $0.1 million as of both September 30, 2023 and December 31, 2022 and were primarily related to the requirements of certain of our real estate leases.
We also have a Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month Term SOFR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. Borrowings under this agreement were $66.0 million as of September 30, 2023. There were no outstanding borrowings on December 31, 2022. Borrowings under this agreement are included within current maturities of debt and finance lease obligations on the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, standby letters of credit under this agreement amounted to $81.4 million and $77.1 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.
Our combined available capacity under our Credit Agreement and our Receivables Purchase Agreement as of September 30, 2023 was $227.5 million.

9. INCOME TAXES

Our effective income tax rate was 22.8% and 25.0% for the three months ended September 30, 2023 and 2022, respectively, and 24.2% and 25.0% for the nine months ended September 30, 2023 and 2022, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income available to common shareholders	$35.6	$125.8	$211.1	$347.7
Denominator:
Weighted average common shares outstanding	176.9	178.0	177.7	177.9
Dilutive effect of share-based awards and options outstanding	0.9	0.7	0.8	0.7
Weighted average diluted common shares outstanding (1)	177.7	178.7	178.5	178.6

Basic earnings per common share	$0.20	$0.71	$1.19	$1.95
Diluted earnings per common share	0.20	0.70	1.18	1.95
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.1 million and 0.3 million share-based awards and options that had an anti-dilutive effect for the three and nine months ended September 30, 2023 and 0.3 million share-based awards and options that had an anti-dilutive effect for the three and nine months ended September 30, 2022, respectively.
Common Shares Outstanding
As of both September 30, 2023 and December 31, 2022, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three and nine months ended September 30, 2023 and 2022.
The following table shows changes to our Class B common shares outstanding for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding at beginning of period	94,064,251	94,978,340	94,993,144	94,626,740
Repurchases of common stock	(497,435)	—	(1,869,474)	—
Share issuances	219	2,145	681,642	305,538
Exercise of employee stock options	—	—	6,000	140,328
Shares withheld for employee taxes	—	—	(244,277)	(92,121)
Outstanding at end of period	93,567,035	94,980,485	93,567,035	94,980,485
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of September 30, 2023, the Company has repurchased $50.6 million of the $150.0 million authorized under the repurchase program.

Subsequent Event - Dividends Declared
In October of 2023, the Board of Directors declared a quarterly cash dividend for the fourth fiscal quarter of 2023 in the amount of $0.09 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 8, 2023 and will be paid on January 8, 2024.

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
Share-based compensation expense was $4.4 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and $13.3 million and $11.9 million for the nine months ended September 30, 2023 and 2022, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of September 30, 2023, we had $23.4 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.9 years.

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
As of September 30, 2023, our firm commitments to purchase transportation equipment totaled $232.5 million.
During the first quarter of 2022, the Company recorded a $5.2 million charge as a result of an adverse audit assessment by a state jurisdiction over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The Company filed a request for appeal of the audit assessment with the state jurisdiction, and during the second quarter of 2023, a ruling was made in favor of the state resulting in an additional $2.9 million in interest and penalties being recorded by the Company. The Company filed another request for appeal during the third quarter of 2023. Both the initial charge and the additional interest and penalties incurred are recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income.
A representative of the former owners of WSL filed a lawsuit alleging that we did not fulfill certain obligations under the purchase and sale agreement and claiming that the former owners of WSL were entitled to damages including an additional payment of $40.0 million under an earn-out arrangement. On April 25, 2022, the Delaware Superior Court entered judgment in favor of the former owners of WSL, awarding $40.0 million in compensatory damages, plus prejudgment interest and the former owners’ attorneys’ fees. The Company settled with the former owners of WSL and recorded $57.0 million in other general expenses on the consolidated statements of comprehensive income for the nine months ended September 30, 2022.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.

As of December 31, 2022, our operating segments within the Truckload reportable segment were VTL, Bulk, and MLS. The operating results of M&M have been aggregated into the Truckload reportable segment as of August 1, 2023, as it shares similar economic characteristics with our other Truckload operating segments and meets the other aggregation criteria described in ASC 280. VTL delivers truckload quantities over irregular routes and customer freight with dedicated contracts using dry van and specialty trailers. Bulk transports key inputs to manufacturing processes, such as specialty chemicals, using specialty trailers. MLS provides dedicated truckload services focusing primarily on freight with consistent routes.
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
The following tables summarize our segment information. Inter-segment revenues were immaterial for all segments, with the exception of Other, which included revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $15.6 million and $19.0 million for the three months ended September 30, 2023 and 2022, respectively, and $50.0 million and $53.4 million for the nine months ended September 30, 2023 and 2022.

Revenues by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Truckload	$535.3	$571.2	$1,605.0	$1,691.2
Intermodal	263.0	334.7	790.1	971.9
Logistics	326.0	464.2	1,051.6	1,531.2
Other	78.4	97.3	249.5	274.2
Fuel surcharge	172.6	233.5	507.4	648.5
Inter-segment eliminations	(23.3)	(25.6)	(76.4)	(74.3)
Operating revenues	$1,352.0	$1,675.3	$4,127.2	$5,042.7

Income (Loss) from Operations by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Truckload	$24.5	$83.2	$151.9	$283.3
Intermodal	11.1	31.1	64.8	112.3
Logistics	8.5	27.9	39.8	117.1
Other	2.6	3.2	8.6	(55.6)
Income from operations	$46.7	$145.4	$265.1	$457.1

Depreciation and Amortization by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Truckload	$70.2	$62.8	$205.4	$183.6
Intermodal	13.3	14.6	39.8	42.4
Logistics	—	—	0.1	0.1
Other	13.3	10.8	36.5	32.2
Depreciation and amortization	$96.8	$88.2	$281.8	$258.3

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
Recent Developments
Acquisitions
On August 1, 2023, the Company completed the acquisition of M&M, a privately held truckload carrier based in West Bridgewater, Massachusetts. M&M is a dedicated carrier that complements our growing dedicated operations. The results of M&M are reported in dedicated operations as part of our Truckload segment beginning in the third quarter of 2023. Refer to Note 2, Acquisitions, for additional details.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2023	2022	2023	2022
Operating revenues	$1,352.0	$1,675.3	$4,127.2	$5,042.7
Revenues (excluding fuel surcharge) (1)	1,179.4	1,441.8	3,619.8	4,394.2
Income from operations	46.7	145.4	265.1	457.1
Adjusted income from operations (2)	47.6	145.5	268.9	468.7
Operating ratio	96.5%	91.3%	93.6%	90.9%
Adjusted operating ratio (3)	96.0%	89.9%	92.6%	89.3%
Net income	$35.6	$125.8	$211.1	$347.7
Adjusted net income (4)	36.3	125.9	214.0	356.4
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
Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating revenues	$1,352.0	$1,675.3	$4,127.2	$5,042.7
Less: Fuel surcharge revenues	172.6	233.5	507.4	648.5
Revenues (excluding fuel surcharge)	$1,179.4	$1,441.8	$3,619.8	$4,394.2

Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Income from operations	$46.7	$145.4	$265.1	$457.1
Litigation and audit assessments (1) (2)	—	—	2.9	62.2
Acquisition-related costs (3)	0.9	0.1	0.9	0.3
Property gain—net (4)	—	—	—	(50.9)
Adjusted income from operations	$47.6	$145.5	$268.9	$468.7
(1)Includes $2.9 million for the nine months ended September 30, 2023 and $5.2 million for the nine months ended September 30, 2022 for charges related to adverse audit assessments for prior period state sales tax on rolling stock equipment used within that state. Refer to Note 12, Commitments and Contingencies, for additional details.
(2)Includes a charge of $57.0 million for an adverse settlement related to a lawsuit with former owners of WSL, inclusive of prejudgment interest and the former owners’ attorneys’ fees, for the nine months ended September 30, 2022. Refer to Note 12, Commitments and Contingencies, for additional details.
(3)Advisory, legal, and accounting costs related to the acquisitions of M&M in 2023 and deBoer in 2022.
(4)Net gain on the sale of our Canadian facility due to a change in approach to servicing Canada.
Adjusted operating ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2023	2022	2023	2022
Total operating expenses	$1,305.3	$1,529.9	$3,862.1	$4,585.6
Divide by: Operating revenues	1,352.0	1,675.3	4,127.2	5,042.7
Operating ratio	96.5%	91.3%	93.6%	90.9%

Total operating expenses	$1,305.3	$1,529.9	$3,862.1	$4,585.6
Adjusted for:
Fuel surcharge revenues	(172.6)	(233.5)	(507.4)	(648.5)
Litigation and audit assessments	—	—	(2.9)	(62.2)
Acquisition-related costs	(0.9)	(0.1)	(0.9)	(0.3)
Property gain—net	—	—	—	50.9
Adjusted total operating expenses	$1,131.8	$1,296.3	$3,350.9	$3,925.5

Operating revenues	$1,352.0	$1,675.3	$4,127.2	$5,042.7
Less: Fuel surcharge revenues	172.6	233.5	507.4	648.5
Revenues (excluding fuel surcharge)	$1,179.4	$1,441.8	$3,619.8	$4,394.2

Adjusted operating ratio	96.0%	89.9%	92.6%	89.3%

Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$35.6	$125.8	$211.1	$347.7
Litigation and audit assessments	—	—	2.9	62.2
Acquisition-related costs	0.9	0.1	0.9	0.3
Property gain—net	—	—	—	(50.9)
Income tax effect of non-GAAP adjustments (1)	(0.2)	—	(0.9)	(2.9)
Adjusted net income	$36.3	$125.9	$214.0	$356.4
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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Enterprise Results Summary
Enterprise net income decreased $90.2 million, approximately 72%, in the third quarter of 2023 compared to the same quarter in 2022, primarily due to a $98.7 million decrease in income from operations and an unfavorable change to total other expenses (income)—net of $22.9 million driven by lower gains on our equity investments. In the three months ended September 30, 2023, the Company recognized pre-tax net gains of $2.3 million compared to $25.9 million in pre-tax net gains on our equity investments during the three months ended September 30, 2022. These items were partially offset by the corresponding decrease in the provision for income taxes.
Adjusted net income decreased $89.6 million, approximately 71%.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $323.3 million, approximately 19%, in the third quarter of 2023 compared to the same quarter in 2022.
Factors contributing to the decrease were as follows:
•a $138.2 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order due to continued softness of the freight environment, a decline in volume within our brokerage business, and a reduction in port dray revenues;
•a $71.7 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to reduced revenue per order and orders;
•a $60.9 million decrease in fuel surcharge revenues resulting from decreased fuel prices; and
•a $35.9 million decrease in Truckload segment revenues (excluding fuel surcharge) driven by a decline in revenue per truck per week and volume within our network business, which was partially offset by an increase in volume attributable to dedicated growth, including the M&M acquisition, in the third quarter of 2023.
Enterprise revenues (excluding fuel surcharge) decreased $262.4 million, approximately 18%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $98.7 million, approximately 68%, in the third quarter of 2023 compared to the same quarter in 2022, primarily due to a decrease in revenue per order in Intermodal, revenue per truck per week in Truckload resulting from pricing pressure, and net revenue per order in Logistics. The revenue impacts of volume declines within our brokerage business and Intermodal due to weakened industry demand, as well as increased costs due to inflationary pressures also contributed to the decrease. These factors were partially offset by an increase in Truckload volumes related to dedicated growth, including the M&M acquisition, a decline in rail and owner-operator purchased transportation costs, reduced performance-based incentive compensation, and less equipment rental expense.

Adjusted income from operations decreased $97.9 million, approximately 67%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the third quarter of 2022.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $195.0 million, or 27%, quarter over quarter, primarily resulting from a decline in third-party carrier costs within Logistics due to lower purchased transportation costs per order and brokerage volumes, in addition to a decline in rail purchased transportation driven by decreases in rail cost per mile and Intermodal orders. Owner-operator purchased transportation costs also declined within Truckload due to lower rate per mile and a reduction in owner-operator capacity.
•Salaries, wages, and benefits decreased $15.6 million, or 4%, quarter over quarter, mainly due to a decrease in performance-based incentive compensation and lower office salaries and wages due to a decrease in headcount; partially offset by incremental salaries, wages, and benefits related to the M&M acquisition.
•Fuel and fuel taxes for company trucks decreased $17.7 million, or 13%, quarter over quarter, driven by a decrease in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $8.6 million, or 10%, quarter over quarter, mainly due to additional depreciation expense incurred as a result of trailer growth within Truckload, inflationary unit costs for new equipment compounded by a reduction in tractor age of fleet, and incremental depreciation and amortization expense related to the M&M acquisition.
•Operating supplies and expenses—net decreased $11.2 million, or 7%, quarter over quarter, largely resulting from a decrease in equipment rental expense driven by improved port fluidity, decreased port dray volumes, and a higher percentage of intermodal dray moves performed by company drivers in 2023; lower rail storage expense due to improved yard fluidity; and a decline in maintenance expense. These items were partially offset by a decrease in gains on sales of equipment due to a decrease in average sales price.
•Other general expenses increased $6.2 million, or 15%, quarter over quarter, primarily related to an increase in bad debt expense and professional service fees.
Total Other Expenses (Income)
Total other income decreased $22.9 million in the third quarter of 2023 compared to the same quarter in 2022. This change was primarily driven by pre-tax net gains on our equity investments of $2.3 million in 2023 compared to $25.8 million in 2022.
Income Tax Expense
Our provision for income taxes decreased $31.4 million, or 75% in the third quarter of 2023 compared to the same quarter in 2022, primarily due to lower taxable income. The effective income tax rate was 22.8% for the three months ended September 30, 2023 compared to 25.0% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income from Operations by Segment
The following tables summarize revenues and income from operations by segment.

	Three Months Ended September 30,
Revenues by Segment (in millions)	2023	2022
Truckload	$535.3	$571.2
Intermodal	263.0	334.7
Logistics	326.0	464.2
Other	78.4	97.3
Fuel surcharge	172.6	233.5
Inter-segment eliminations	(23.3)	(25.6)
Operating revenues	$1,352.0	$1,675.3

	Three Months Ended September 30,
Income from Operations by Segment (in millions)	2023	2022
Truckload	$24.5	$83.2
Intermodal	11.1	31.1
Logistics	8.5	27.9
Other	2.6	3.2
Income from operations	46.7	145.4
Adjustments:
Acquisition-related costs	0.9	0.1
Adjusted income from operations	$47.6	$145.5

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
•Network - Transportation services of one-way shipments.
M&M and deBoer are included within dedicated operations below.

	Three Months Ended September 30,
	2023	2022
Dedicated
Revenues (excluding fuel surcharge) (1)	$324.9	$306.7
Average trucks (2) (3)	6,358	6,020
Revenue per truck per week (4)	$3,986	$3,925
Network
Revenues (excluding fuel surcharge) (1)	$210.1	$265.3
Average trucks (2) (3)	4,319	4,526
Revenue per truck per week (4)	$3,795	$4,514
Total Truckload
Revenues (excluding fuel surcharge) (5)	$535.3	$571.2
Average trucks (2) (3)	10,677	10,546
Revenue per truck per week (4)	$3,909	$4,178
Average company trucks (3)	8,762	8,560
Average owner-operator trucks (3)	1,915	1,986
Trailers (6)	47,007	42,980
Operating ratio (7)	95.4%	85.4%
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
Truckload revenues (excluding fuel surcharge) decreased $35.9 million, approximately 6%, in the third quarter of 2023 compared to the same quarter in 2022. Rate per loaded mile decreased 8%, primarily within network, due to softening market conditions; this was partially offset by a 1% increase in volume, driven by dedicated growth, including the acquisition of M&M, and improved productivity within dedicated.
Truckload income from operations decreased $58.7 million, approximately 71%, in the third quarter of 2023 compared to the same quarter in 2022. In addition to the factors listed above, other items contributing to the decrease in income from operations include increases in fuel expense, depreciation resulting from equipment growth and inflationary unit costs for new equipment, a decrease in gains on equipment sales, higher bad debt expense, and friction costs related to dedicated new business implementations. These items were partially offset by decreases in owner-operator purchased transportation and driver recruiting and training costs.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended September 30,
	2023	2022
Orders (1)	105,351	115,743
Containers	27,185	28,308
Trucks (2)	1,457	1,691
Revenue per order (3)	$2,461	$2,936
Operating ratio (4)	95.8%	90.7%
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
Intermodal revenues (excluding fuel surcharge) decreased $71.7 million, approximately 21%, in the third quarter of 2023 compared to the same quarter in 2022, primarily due to a decrease in revenue per order of $475, or 16%, driven by a lower rate per mile and a 9% reduction in volume.
Intermodal income from operations decreased $20.0 million, approximately 64%, in the third quarter of 2023 compared to the same quarter in 2022. Factors contributing to the decrease include the revenue impacts cited above, partially offset by a decrease in rail and dray-related costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended September 30,
	2023	2022
Operating ratio (1)	97.4%	94.0%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $138.2 million, approximately 30%, in the third quarter of 2023 compared to the same quarter in 2022. This was primarily due to a decrease in brokerage revenue per order and an 11% reduction in brokerage volume driven by a softer freight environment, as well as lower port dray revenues.
Logistics income from operations decreased $19.4 million, approximately 70%, in the third quarter of 2023 compared to the same quarter in 2022 due to the revenue impacts listed above, partially offset by a decrease in third-party carrier costs and equipment rental charges.
Other
Other income from operations decreased $0.6 million in the third quarter of 2023 compared to the same quarter in 2022. Lower income from our leasing business was offset by a decrease in our performance-based incentive compensation.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Enterprise Results Summary
Enterprise net income decreased $136.6 million, approximately 39%, in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $192.0 million decrease in income from operations, partially offset by the corresponding decrease in the provision for income taxes, and a $6.8 million favorable change in total other expenses (income)—net related to our equity investments and higher interest income. In the nine months ended September 30, 2023, the Company recognized pre-tax net gains of $20.0 million compared to $15.8 million in pre-tax gains on our equity investments during the nine months ended September 30, 2022.
Adjusted net income decreased $142.4 million, approximately 40%.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $915.5 million, approximately 18%, in the nine months ended September 30, 2023 compared to the same period in 2022.

Factors contributing to the decrease were as follows:
•a $479.6 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order due to a softer demand environment, a decline in brokerage volumes, and a reduction in port dray revenues;
•a $181.8 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to a decrease in orders and revenue per order;
•a $141.1 million decrease in fuel surcharge revenues resulting from decreased fuel prices; and
•an $86.2 million decrease in Truckload segment revenues (excluding fuel surcharge) driven by a decline in revenue per truck per week within our network business, partially offset by an increase in dedicated volumes and revenue per truck per week due to organic growth and the M&M acquisition.
Enterprise revenues (excluding fuel surcharge) decreased $774.4 million, approximately 18%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $192.0 million, approximately 42%, in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a decrease in net revenue per order in Logistics, revenue per truck per week in Truckload, and revenue per order in Intermodal. A net gain on sale of $50.9 million in 2022 in connection with the sale of our Canadian facility, the revenue impacts of volume declines within our brokerage business and Intermodal, and incremental equipment depreciation costs also contributed to the decrease. These factors were partially offset by a $57.0 million adverse judgment related to a lawsuit with former owners of WSL in 2022 and an increase in Truckload volumes attributable to our legacy dedicated business and the M&M acquisition in the third quarter of 2023. Lower rail and owner-operator purchased transportation costs, equipment rental expense, performance-based incentive compensation, and driver onboarding costs in 2023 also partially offset the decrease in income from operations.
Adjusted income from operations decreased $199.8 million, approximately 43%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the same period of 2022.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $619.1 million, or 27%, period over period, primarily resulting from decreased third-party carrier costs within Logistics due to lower purchased transportation costs per order and brokerage volumes, as well as lower rail purchased transportation resulting from a decrease in both rail cost per mile and orders in Intermodal. Owner-operator purchased transportation costs also declined due to lower pay per mile and a reduction in owner-operator capacity within Truckload.
•Salaries, wages, and benefits decreased $30.7 million, or 3%, period over period, largely due to a decrease in performance-based incentive compensation, office salaries and wages due to a reduction in headcount, and healthcare costs as a result of claims favorability and lower plan utilization.
•Fuel and fuel taxes for company trucks decreased $65.4 million, or 17%, period over period, driven by a decrease in cost per gallon, partially offset by an increase in company driver miles within Truckload. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $23.5 million, or 9%, period over period, mainly due to additional depreciation expense resulting from trailer growth within Truckload, inflationary unit cost increases for new equipment compounded by a reduction in tractor age of fleet, and incremental depreciation and amortization expense related to the M&M acquisition.
•Operating supplies and expenses—net increased $35.0 million, or 9%, period over period, driven by a $50.9 million net gain in 2022 related to the sale of the Company’s Canadian facility and higher cost of goods sold in our leasing business due to an increase in lease activity in 2023. These factors were partially offset by a decrease in equipment rental expense as a result of improved port fluidity, decreased port dray volumes, and an increase in the percentage of dray moves performed by company drivers in 2023, an increase in gains on sales of equipment due to an increase in the quantity of units sold, lower rail storage expense due to improved yard fluidity, and a $2.3 million net reduction in expense related to a 2022 adverse audit assessment over the applicability of state sales tax for prior periods on rolling stock equipment.
•Other general expenses decreased $65.8 million, or 37%, period over period, primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL in 2022, lower professional service fees, and a decrease in driver onboarding costs due to lower cost per hire and fewer driver hires due to market conditions. These items were partially offset by an increase in bad debt expense.

Total Other Expenses (Income)

Total other income increased $6.8 million, approximately 101%, in the nine months ended September 30, 2023 compared to the same period in 2022. This change was primarily driven by pre-tax net gains on our equity investments of $20.0 million in 2023 compared to $15.8 million in 2022. Interest income also increased $4.8 million compared to 2022 primarily due to higher interest rates. See Note 6, Investments, for more information on our equity investments.

Income Tax Expense

Our provision for income taxes decreased $48.6 million, approximately 42%, in the nine months ended September 30, 2023 compared to the same period in 2022 due to lower taxable income. The effective income tax rate was 24.2% for the nine months ended September 30, 2023 compared to 25.0% for the same period last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment

The following tables summarize revenues and income (loss) from operations by segment.

	Nine Months Ended September 30,
Revenues by Segment (in millions)	2023	2022
Truckload	$1,605.0	$1,691.2
Intermodal	790.1	971.9
Logistics	1,051.6	1,531.2
Other	249.5	274.2
Fuel surcharge	507.4	648.5
Inter-segment eliminations	(76.4)	(74.3)
Operating revenues	$4,127.2	$5,042.7

	Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2023	2022
Truckload	$151.9	$283.3
Intermodal	64.8	112.3
Logistics	39.8	117.1
Other	8.6	(55.6)
Income from operations	265.1	457.1
Adjustments:
Litigation and audit assessments	2.9	62.2
Acquisition-related costs	0.9	0.3
Property gain—net	—	(50.9)
Adjusted income from operations	$268.9	$468.7

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
•Network - Transportation services of one-way shipments.
M&M and deBoer impacts are included within dedicated operations below beginning in the third quarter of 2023 and 2022, respectively.

	Nine Months Ended September 30,
	2023	2022
Dedicated
Revenues (excluding fuel surcharge) (1)	$930.7	$892.1
Average trucks (2) (3)	6,115	5,908
Revenue per truck per week (4)	$3,958	$3,922
Network
Revenues (excluding fuel surcharge) (1)	$674.4	$796.6
Average trucks (2) (3)	4,392	4,533
Revenue per truck per week (4)	$3,993	$4,564
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,605.0	$1,691.2
Average trucks (2) (3)	10,507	10,441
Revenue per truck per week (4)	$3,972	$4,201
Average company trucks (3)	8,570	8,420
Average owner-operator trucks (3)	1,937	2,021
Trailers (6)	47,007	42,980
Operating ratio (7)	90.5%	83.2%
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

Truckload revenues (excluding fuel surcharge) decreased $86.2 million, approximately 5%, in the nine months ended September 30, 2023 compared to the same period in 2022. Rate per loaded mile decreased 7%, due to market conditions; this was partially offset by a 2% increase in volume largely driven by increased dedicated volume due to organic new business growth and the acquisition of M&M.

Truckload income from operations decreased $131.4 million, approximately 46%, in the nine months ended September 30, 2023 compared to the same period in 2022. Factors contributing to the decrease in income from operations include a $50.9 million net gain related to the sale of the Company’s Canadian facility in 2022, higher driver pay driven by additional drivers in dedicated as a result of new business growth and the M&M acquisition, and incremental depreciation due to equipment growth and inflationary cost pressures on equipment in 2023. These items were partially offset by lower owner-operator purchased transportation costs, a reduction in driver recruiting and training expenses, and higher gains on equipment sales primarily during the first half of the year.

Intermodal

The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
Orders (1)	308,718	345,533
Containers	27,185	28,308
Trucks (2)	1,457	1,691
Revenue per order (3)	$2,573	$2,803
Operating ratio (4)	91.8%	88.4%
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
Intermodal revenues (excluding fuel surcharge) decreased $181.8 million, approximately 19%, in the nine months ended September 30, 2023 compared to the same period in 2022. This was driven by market conditions which led to an 11% decrease in orders and a $230, or 8%, decrease in revenue per order.
Intermodal income from operations decreased $47.5 million, approximately 42%, in the nine months ended September 30, 2023 compared to the same period in 2022, mainly the result of factors impacting revenues discussed above, partially offset by lower rail-related costs and dray execution costs due to an increase in the mix of company driver drays.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
Operating ratio (1)	96.2%	92.4%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $479.6 million, approximately 31%, in the nine months ended September 30, 2023 compared to the same period in 2022. This was mainly the result of a decrease in revenue per order and volume within our brokerage business. Port dray revenues decreased as well due to reduced freight volume and improved port fluidity in 2023.
Logistics income from operations decreased $77.3 million, approximately 66%, in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to the factors related to revenue listed above. This was partially offset by decreases in third party transportation costs.
Other
Other income from operations increased $64.2 million in the nine months ended September 30, 2023 compared to the same period in 2022. The change was primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL in 2022, a decrease in performance-based incentive compensation expense, and $5.2 million of expense related to an adverse audit assessment over the applicability of state sales tax in 2022. This was partially offset by lower income from operations in our leasing business, and $2.9 million of additional interest and penalties related to the sales tax audit assessment. See Note 12, Commitments and Contingencies, for more information.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility which matures in November 2027 and allows us to request an additional increase in total commitment by up to $150.0 million and a $150.0 million accounts receivable facility maturing in July 2024, for which our combined available capacity as of September 30, 2023 was $227.5 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt as of the dates shown.

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$58.5	$385.7
Marketable securities	56.4	45.9
Total cash, cash equivalents, and marketable securities	$114.9	$431.6

Debt:
Senior notes	$185.0	$205.0
Receivables purchase agreement	66.0	—
Credit agreement	25.0	—
Finance leases	13.0	10.1
Total debt	$289.0	$215.1
Debt
As of September 30, 2023, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$486.1	$578.3
Net cash used in investing activities	(776.8)	(371.5)
Net cash used in financing activities	(36.5)	(101.9)
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Operating Activities
Net cash provided by operating activities decreased $92.2 million, approximately 16%, in the first nine months of 2023 compared to the same period in 2022. The decrease was a result of an increase in cash used for working capital, as well as a decrease in net income adjusted for various noncash charges. Working capital changes were driven by an increase in cash used for payables and other liabilities, partially offset by an increase in cash provided by trade accounts receivable which corresponds with the decrease in revenues.

Investing Activities
Net cash used in investing activities increased $405.3 million, approximately 109%, in the first nine months of 2023 compared to the same period in 2022. The increase in cash used was primarily driven by an increase in cash used for acquisitions related to the 2023 acquisition of M&M, an increase in net capital expenditures, and higher purchases of lease equipment.
Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2023	2022
Purchases of transportation equipment	$500.6	$321.1
Purchases of other property and equipment	33.9	38.4
Proceeds from sale of property and equipment	(106.2)	(101.1)
Net capital expenditures	$428.3	$258.4
Net capital expenditures increased $169.9 million in the first nine months of 2023 compared to the same period in 2022. The increase was driven by a $179.5 million increase in purchases of transportation equipment mainly due to replacement equipment, growth capital, and higher costs for new equipment. Proceeds from sale of property and equipment were comparable year over year. 2023 had more proceeds from equipment sales while 2022 included the proceeds from the Canada property.
Financing Activities
Net cash used in financing activities decreased $65.4 million, approximately 64%, in the first nine months of 2023 compared to the same period in 2022 primarily due to $91.0 million of net proceeds from our revolving credit agreements and $50.0 million of proceeds from long-term debt in 2023, partially offset by $51.0 million of treasury stock repurchases during 2023 and $10.0 million of additional private placement note repayments in 2023.
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
Off-Balance Sheet Arrangements
As of September 30, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for our contractual obligations as of December 31, 2022. There were no material changes to our contractual obligations during the nine months ended September 30, 2023.

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
Changes in Internal Control
In May 2023, we began the implementation of a new ERP system which replaced our core financial systems. The new ERP system is designed to increase the efficiency and accuracy of data by streamlining data sources, simplifying complex processes, and reducing manual processes. As part of the implementation process, we made several modifications to our internal control processes and procedures which did not result in significant changes in our internal control over financial reporting. As we continue to evaluate the new ERP system, we may change our processes and procedures, which may result in changes to our internal control over financial reporting. As such changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, other than the risk described below.
We recently began the deployment of a new ERP system, and challenges with the implementation of the system may adversely impact our business and operations.
In May 2023, we began the implementation of a new ERP system to support and streamline our core financial systems. This implementation requires the integration of the new system with multiple new and existing information systems and business processes. The new ERP system is designed to increase the efficiency and accuracy of data by streamlining data sources, simplifying complex processes, and reducing manual processes. The ERP implementation was substantially complete during the quarter, and we anticipate that it will be completed in the fourth quarter of 2023. Any disruptions, deficiencies, or other problems associated with the implementation of our ERP system, such as quality issues, programming errors, or any cost increases could adversely affect our ability to operate our business, produce timely and accurate financial statements, or comply with applicable regulations. This could result in negative impacts on our business, operations, and stock price or could subject us to potential liability or investigation by regulatory authorities. Additionally, the implementation involves greater utilization of third-party cloud computing services in connection with our business operations. Problems faced by us or our third-party providers relating to this implementation, including technological or business-related disruptions and cybersecurity threats, could adversely impact our business, results of operations, and financial condition for future periods. Any failures identified within our internal controls as a result of this implementation, even if quickly remediated, or difficulties encountered during implementation, may adversely impact our operating results or hinder our ability to report our financial results in a timely and accurate basis.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2023 - July 31, 2023	161,801	$28.91	161,801	$109.2
August 1, 2023 - August 31, 2023	157,905	30.05	157,905	104.4
September 1, 2023 - September 30, 2023	177,729	28.19	177,729	99.4
Total	497,435		497,435
(1)On February 1, 2023, the Company announced that the Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of September 30, 2023, the Company had $99.4 million remaining available to repurchase.
Limitation Upon Payment of Dividends
The 2022 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date
10.1	Private Shelf Agreement dated as of June 17, 2020 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.1	001-38054	9/1/2023
10.2	Amendment No. 1 to Private Shelf Agreement dated as of June 29, 2020 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.2	001-38054	9/1/2023
10.3	Amendment No. 2 to Private Shelf Agreement dated as of June 28, 2023 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.3	001-38054	9/1/2023
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	November 2, 2023	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)