Form 10-K
period 2023-12-31
Schneider National, Inc.
filed 2024-02-23
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes  ☐         No ☒

The aggregate market value of Class B common stock held by non-affiliates on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,570.9 million. The registrant’s Class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s Class A common stock is convertible into one share of the registrant’s Class B common stock.

As of February 20, 2024, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,955,984 shares of Class B common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SCHNEIDER NATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023
i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ACF	Advanced Clean Fleets
ACT	Advanced Clean Trucks
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEV	Battery-electric vehicle
Board	Board of Directors
BRG	Business Resource Group
CARB	California Air Resources Board
CTA	California Trucking Association
CO2	Carbon dioxide
CAT	CDL Apprenticeship Training
CCA	Cloud Computing Arrangement
CDL	Commercial Driver’s License
ChemDirect	Fortem Invenio, Inc.
CITO	Chief Innovation and Technology Officer
Clearinghouse	Commercial Driver’s License Drug and Alcohol Clearinghouse
CODM	Chief Operating Decision Maker
deBoer	deBoer Transportation, Inc.
DHS	Department of Homeland Security
DOL	Department of Labor
DOT	Department of Transportation
DSU	Deferred Stock Unit
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization
EPA	United States Environmental Protection Agency
ERC	Enterprise Risk Council
ERM	Enterprise Risk Management
ERP	Enterprise Resource Planning
ESG	Environmental, Social, and Governance
FLSA	Fair Labor Standards Act of 1938
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HOS	Hours of Service
ILWU	International Longshore and Warehouse Union
IPO	Initial Public Offering
IRS	Internal Revenue Service
KPI	Key Performance Indicator
LTL	Less than Truckload. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
M&M	M&M Transport Services, LLC
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business.
MLSI	Mastery Logistics Systems, Inc.
MSSP	Managed Security Service Provider
NASDAQ	National Association of Securities Dealers Automated Quotations
NHTSA	National Highway Traffic Safety Administration

NYSE	New York Stock Exchange
OEM	Original Equipment Manufacturers
OSHA	Occupational Safety and Health Administration
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SaaS	Software as a Service
SCDM	Supply Chain and Distribution Management operating segment
SDIS	Senior Director of Information Security
SEC	United States Securities and Exchange Commission
Term SOFR	The CME Term SOFR Reference Rate administered by CME Group Benchmark Administration Limited
TMS	Transportation Management System
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
Voting Trust	Schneider National, Inc. Voting Trust
VTL	Van Truckload
VCMDA	Voluntary Carbon Market Disclosures Business Regulation Act
WBCL	Wisconsin Business Corporation Law
WSL	Watkins and Shepard Trucking, Inc. and Lodeso, Inc. These businesses were acquired simultaneously in June 2016.
ZEV	Zero-emission vehicles

PART I

ITEM 1. BUSINESS

Certain acronyms and terms used throughout this Annual Report are specific to our Company, commonly used in our industry, or are otherwise frequently used throughout our document. Definitions for these acronyms and terms are provided in the “Glossary of Terms” available at the front of this document. References to “Notes” are to the notes to consolidated financial statements included in this Annual Report on Form 10-K.
Company Overview
Schneider National, Inc. and its subsidiaries (together “Schneider,” the “Company,” “we,” “us,” or “our”) are among the largest providers of multimodal surface transportation and logistics solutions in North America. We offer a scaled portfolio of services and an array of capabilities and resources that leverage artificial intelligence, data science, and analytics to provide innovative solutions that coordinate the timely, safe, and effective movement of customer products. The Company offers truckload, intermodal, and logistics services to a diverse customer base throughout the continental U.S., Canada, and Mexico. We were founded in 1935 and have been a publicly held holding company since our IPO in 2017. Our stock is publicly traded on the NYSE under the ticker symbol “SNDR”.
Our portfolio of complementary service offerings enables us to serve the diverse needs of our customers and to allocate capital in a manner that seeks to maximize returns across all market cycles and economic conditions. Our service offerings include transportation of full-truckload freight, which we directly transport utilizing either our company-owned transportation equipment and company drivers, owner-operators, or third-party carriers under contract with us. We have arrangements with most of the major North American rail carriers to transport freight in containers. We also provide customized freight movement, transportation equipment, labor, systems, and delivery services tailored to meet individual customer requirements, which typically involve long-term contracts. These arrangements are generally referred to as dedicated services and may include multiple pickups and drops, local deliveries, freight handling, specialized equipment, and freight network optimization. In addition, we provide comprehensive logistics services with a network of over 50,000 qualified third-party carriers. We are able to expand capacity through our Power Only offering by leveraging our nationwide trailer pool to match customer demand with third-party carriers. We categorize our operations into the following reportable segments:
•Truckload – Over-the-road freight transportation via dry van, bulk, temperature-controlled, and flat-bed trailers across either network or dedicated configurations. Freight is transported and delivered by our company-employed drivers in company trucks and by owner-operators with company-owned trailers, and executed through long-haul or regional services, including customized solutions for high-value and time-sensitive loads throughout North America.
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
Consistent with the transportation industry, our business can be seasonal across each of our segments, which generally translates to our reported revenues and operating expenses being the lowest in the first quarter and highest in the fourth quarter. Operating expenses tend to be higher in the winter months, primarily due to colder weather, which causes higher maintenance expense and fuel consumption from increased idle time.
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

Business Developments
Acquisitions
On August 1, 2023, the Company completed the acquisition of M&M, a privately held truckload carrier based in West Bridgewater, Massachusetts that primarily provides specialty solutions for retail and manufacturing customers. M&M is a dedicated carrier that complements our growing dedicated operations. The operating results of M&M are reported in dedicated operations as part of our Truckload segment beginning in the third quarter of 2023.
Refer to Note 2, Acquisitions, for additional details on our acquisition of M&M and other recent acquisitions.
Industry and Competition
Truckload
The trucking industry plays a vital role in providing both growth and stability in the U.S. economy and moves the vast majority of freight volume in the U.S. It is a highly competitive and fragmented industry, characterized by numerous small to mid-sized carriers. Increased regulations and initiatives to improve the safety and reduce emissions of the U.S. trucking industry have impacted industry dynamics in recent years and are discussed in the Regulation section below. Our Truckload segment competes with thousands of dry van and specialty equipment carriers. While we compete with many smaller carriers on a regional basis, only a limited number of carriers represent competition in all markets across North America.
Intermodal
The domestic intermodal market is highly consolidated amongst three of the largest intermodal providers, including our Intermodal segment. Our Intermodal segment competes with intermodal providers and other transportation service companies, including truckload carriers. We have exclusive agreements with three precision-scheduled Class I railroad providers, which augments our differentiation in the market and allows for increased freight reliability.
Logistics
The logistics industry is a large, fast-growing, and fragmented market that represents an integral part of the economy. Logistics plans, implements, and controls the movement and storage of goods, generally using the assets of others. Our Logistics segment competes with other logistics companies, brokerage businesses, and truckload carriers.
Customers
During the year ended December 31, 2023, we offered our services to approximately 8,400 customers across our portfolio, including nearly 150 Fortune 500 companies, and 24 of our top 25 customers used services from all three of our reportable segments. Our Logistics segment manages over 50,000 qualified carrier relationships and managed approximately $2.4 billion of third-party freight in 2023.
Our revenue is derived from a diverse customer base across a broad end-market footprint, encompassing numerous industries including consumer products, retail, auto, chemicals, electronics and appliances, e-commerce, home improvement, and food and beverage. Our diversified revenue mix and customer base allow for revenue and yield management stability throughout the year, despite the fact that many of our customers are also affected by seasonal fluctuations.
Transportation Equipment
Our company-owned transportation equipment fleet was comprised of the following at December 31, 2023:

Transportation Equipment Type	Approximate Number of Units
Over-the-road sleeper cab tractors	7,200
Day cab tractors	3,100
Other tractors (yard tractors, straight trucks, and training tractors)	300
Trailers	47,300
Containers	27,400
Chassis	23,800

Human Capital Management
Schneider is committed to promoting a diverse and inclusive culture that values and respects the varied talents and perspectives of our associates. We recognize the advantage of hiring and retaining associates who contribute to the creation of value for our shareholders.
Associates and Workforce
As of December 31, 2023, we employed approximately 17,300 associates, 68% of whom are drivers with the remaining 32% consisting of mechanics and warehouse personnel, managers, and other corporate office associates. Approximately 15% of our associates are based at our headquarters in Green Bay, Wisconsin. We have not experienced any work stoppages and consider our associate relations to be good. Currently, five of our company drivers are members of an organized labor union, as a result of a commitment we made in the 1980s to allow this group of drivers to finish their careers at Schneider while remaining union members. None of our other associates are represented by a labor union.
We have a highly engaged workforce deployed over a diverse set of positions across our segments, geographies, and businesses. Where consistent with our operational needs, we offer a variety of flexible working arrangements to associates, including remote and blended work configurations.
Associate Recruitment, Development, and Retention
•Company drivers - Our drivers play an essential role in the ability to serve our customers, and we remain focused on making our driver experience the best in the industry. We employ measures to improve retention which include offering drivers competitive salaries and benefits, establishing driver pay scales which provide for increasing pay by experience level and performance, offering both live and remote driver training by experienced driving instructors, and maintaining a modern truck fleet with the latest safety technology, all of which focus on improving the overall driver experience.
•Non-driver Company associates - Our mechanics, warehouse personnel, managers, and other corporate office associates help to facilitate and coordinate service to customers, ensure equipment is operational and well-maintained, and generally support our operations. As we strive to offer best-in-class service to our customers, we focus on hiring top talent and providing them with opportunities for development and growth within their roles and throughout the organization. We utilize a performance management system that incorporates goals and development plans that are assessed semiannually to better position associates for future career growth. Succession planning is regularly performed to help identify and develop a pipeline of talent in critical roles within our organization. Additionally, we routinely conduct market analyses to evaluate the competitiveness of our wages and benefits, and we offer associates classroom, virtual, and web-based training options through our comprehensive learning program.
Associate Engagement
We promote associate engagement throughout our organization. We conduct biennial associate surveys to measure associate satisfaction and garner ideas to improve workforce engagement. Survey results are used to implement programs that will enhance associate connectivity with the Company which is believed to lead to increased innovation, productivity, and profitability.
In 2023, we opened The Grove, a state-of-the-art innovation center located on the campus of our headquarters which is a curated, collaborative workspace for associates and customers aimed at driving innovation in transportation and logistics with a focus on technology.
Compensation Structure and Benchmarking
Our comprehensive compensation and benefits package is designed to enable us to attract and retain high quality talent across the wide variety of roles in the Company. We routinely benchmark pay and benefits against peers and companies in jurisdictions where we operate to evaluate whether our total package is fair, competitive, and meets the needs of our associates. Our comprehensive package includes competitive pay, tuition reimbursement, medical, dental, vision, wellness programs, mental health support, 401(k) savings and retirement, work schedule flexibility, paid time off, disability and a wide variety of other voluntary insurance options, recognition programs, and development and career growth opportunities. Some of our driver pay packages include minimum guarantees while providing increasing pay by experience level and incentivizing for performance. Our non-driver pay varies by job, is market competitive, and includes short and long-term incentive programs that motivate associates and reward high performance.

Driver Turnover Rate
As a result of retirements, high turnover rates for new entrants to the driver market, and the challenges of attracting drivers, the industry and the long-haul truckload sector, in particular, have been characterized by persistent shortages of truck drivers. In response to the driver shortage and high driver turnover rate in our industry, we recruit recent driver training school graduates as a source of new drivers or hire driver candidates to participate in our own nationwide network of 19 training academies. These drivers have completed a training program at a private driver training school and hold a CDL. For areas of the country where truck driver jobs are in demand and demographics don’t support many qualified drivers, we have established CAT for candidates with no previous truck driving experience. Our CAT Program enables these candidates to earn their CDL in their first few weeks of training then continue training under the supervision of experienced driver trainers to strengthen and hone their driving skills.
Diversity and Inclusion
We believe diversity fuels innovation, improves strategic thinking, and cultivates leadership. ‘Respect for All’ is one of our four core values. We embrace and seek diversity that is inclusive of thought, race, ethnicity, gender, age, religion, sexual orientation, experience, and background. Furthering our Company’s diversity and inclusion goals and objectives is incorporated into our hiring, training and development programs, performance management, and community giving programs so that we nurture an environment where associates feel safe, supported, and empowered to share their creativity, experiences, and ideas. Creating communities rooted in a culture of belonging is the ultimate goal of Schneider’s BRGs. We have six BRGs for associates who share identity, life experience or common purpose, and who come together to fulfill both individual and group goals that tie to business strategies and objectives. Finally, we are proud supporters of military veterans and have been recognized as a top military-friendly employer.
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
•Military drivers. We support service members and veterans and employ many drivers with military experience. This experience produces quality truck drivers due to the discipline instilled through military training programs.
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
Owner-Operators
In addition to the company drivers we employ, we enter into contracts with independent contractors who work as “owner-operators”. Owner-operators are small business owners who own and maintain their own trucks, may employ drivers they hire, and provide us with services under a contractual arrangement whereby they are generally responsible for the costs of truck ownership and operating expenses. Owner-operators select their own load assignments, have control over their schedule, and are compensated on a per load basis. Owner-operators tend to be experienced drivers and represented approximately 15% of driver capacity as of December 31, 2023.

Environmental, Social, and Governance

We seek to do business responsibly and embrace that we have a role to play in the betterment of society. At Schneider, we define sustainability broadly as safe and responsible practices that strengthen the economy and create a safer world. We seek to accomplish this by maintaining a modern fleet to maximize fuel and energy efficiency, leveraging our intermodal service to convert loads from truck to rail, consolidating freight whenever possible, and continuing to introduce technologies to coordinate the movement of products timely, safely, and efficiently. Additionally, we continue to evaluate alternative fuel vehicles, and our efforts to improve overall fleet fuel efficiency and reduce GHG emissions are ongoing.
During 2023, we added nearly 100 Class 8 BEVs to our Intermodal fleet based out of California to contribute toward the Company’s goal of cutting its CO2 emissions by 7.5% per mile by 2025 and 60% per mile by 2035, and we continue to look for opportunities to expand our battery-electric fleet. As of mid-2023, we were already more than halfway to our goal of reducing CO2 emissions by 7.5% per mile by 2025, as compared to our baseline established in 2020, and expect to fully achieve this goal in 2025. Additionally, in 2023 we delivered over 1 million emission free miles via our BEVs operating in California. This milestone has kept approximately 3.3 million pounds of CO2 emissions out of the environment.
In addition to efforts to make our fleet more efficient and reduce emissions, we are focused on improving sustainability at our operating facilities including upgrading to high-efficiency lighting and enhancing existing programs for recycling motor oil, tires, and batteries. We are an EPA SmartWay® Transport Partner and are proud to be one of only four freight carriers to receive the EPA’s SmartWay® Award of Excellence each year since the award was created. We were the first company to receive the National Safety Council’s Green Cross for Safety Award for two consecutive years. We established GREEN, an internal BRG, which focuses on educating associates on how to enhance sustainability and improve the environmental health of communities where we operate. Finally, we opened The Grove on our main campus in Green Bay, WI. This state of the art facility leverages both geothermal and solar energy to maximize resource efficiency in the facility as part of our commitment to sustainability. As always, we continue to ingrain safety into our corporate culture and strive to conduct all of our operations as safely as possible.
Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies. In 2023, we made 99% of our fuel purchases through negotiated volume purchase discounts. We store fuel in underground storage tanks at five locations and in above-ground storage tanks at eight locations. We believe that we are in material compliance with applicable environmental laws relating to the storage of fuel.
In response to fluctuations in fuel prices, we use surcharge programs to adjust fuel costs charged to our customers. We believe the most cost-effective protection against variability in fuel costs is to continue the fuel surcharge programs and invest in a fuel-efficient fleet; however, fuel surcharges historically have not protected us against the full effect of increases in diesel fuel prices and are not expected to do so in the future. As an additional measure, we leverage fuel consumption metrics in evaluating drivers’ performance, and drivers utilize a fuel optimizer program where they purchase fuel at the most cost-effective locations based on distance to empty and fuel purchase commitments.
We seek to find ways to reduce our CO2 emissions including increasing the fuel efficiency of our current fleet, exploring alternative fuel vehicles, and deploying BEVs. In recent years, we invested in our existing diesel fleet to improve truck aerodynamics, reduce trailer drag, and implement electric-powered heating, ventilating, and air conditioning systems, which translates to emissions reductions and fuel savings. We are currently exploring alternative fuel vehicles, including hydrogen vehicles, and have added nearly 100 BEVs to our fleet which replaced existing diesel trucks and helped reduce our diesel fuel usage.
Regulation
Our operations as a for-hire motor carrier are regulated and licensed by various federal, state, and local government agencies in North America, including the U.S. DOT, FMCSA, U.S. DHS, NHTSA, EPA, and OSHA. These regulatory authorities have broad powers over matters relating to authorized motor carrier operations, as well as motor carrier registration, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions, and periodic financial reporting. Our driver associates and owner-operators must also comply with carrier qualifications and enacted governmental regulations regarding safety, equipment, and operating methods, including DOT regulation of equipment weight and drug and alcohol testing of our current and prospective driver associates and FMCSA regulation of driver HOS. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration and Customs and Border Protection within the DHS, and our cross-border operations in Canada and Mexico are subject to regulation by each of those countries.

We are also subject to various environmental laws and regulations dealing with, among other aspects of our operations, the handling of hazardous materials, underground fuel storage tanks at our terminals, emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water.
Additionally, we are subject to a variety of laws and regulations which are targeted at reducing GHG emissions, improving air quality and fuel efficiency at a national level, and accelerating a large-scale transition to medium and heavy-duty ZEVs. Prominent among those regulations are certain environmental regulations in effect in the State of California which have been adopted by CARB, including:
•The Heavy-Duty Vehicle GHG Emission Reduction Regulation which was issued to reduce GHG emissions from certain long-haul tractor-trailers that operate in California by requiring owners of such vehicles or equipment to retrofit their vehicles with aerodynamic elements and accessories and implement technologies that improve fuel efficiency (regardless of where the vehicle is registered);
•CARB’s ACT regulation, as enacted, is intended to accelerate a large-scale transition to medium and heavy-duty ZEVs. The ACT requires OEMs to begin shifting towards greater production of zero-emission heavy-duty tractors beginning in 2024. Under the ACT, every new tractor sold in California will need to be zero-emission by 2045. As of the date of this Annual Report on Form 10-K, the following states have also adopted the ACT regulation: Colorado, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont, and Washington;
•CARB’s ACF regulation is intended to work in conjunction with the ACT regulation to require the deployment of medium and heavy-duty ZEVs in California. Components of the ACF regulation, as adopted by CARB, include the following:
◦Drayage fleets. Beginning January 1, 2024, trucks would be required to be registered in the CARB Online System to conduct drayage activities in California. Any truck that is to conduct drayage activities in California and is added to the California fleet on or after January 1, 2024 will be required to be a ZEV.
◦High priority fleets. High priority fleets (defined by the regulation to include an entity that owns, operates, or directs vehicles in California and has $50 million or more in total gross revenue or a fleet that owns, operates, or directs 50 or more vehicles in its California fleet) would be required to either (i) purchase only ZEVs beginning 2024 and, starting January 1, 2025, remove internal combustion engine vehicles at the end of their maximum useful life as specified in the regulation or (ii) use the ZEV Milestones Option to phase-in ZEVs into their fleets to meet ZEV targets as a percentage of their total California fleet.
Our California fleet consists of both a drayage fleet and a high priority fleet as defined in the ACF regulation as adopted by CARB and therefore, is required to be in compliance according to the following schedule:

Table A: ZEV Fleet Milestones by Milestone Group and Year
Milestone Group	10%	25%	50%	75%	100%
1: Box trucks, vans, 2-axle buses, yard tractors, light-duty package delivery vehicles	2025	2028	2031	2033	2035+
2: Work trucks, day cab tractors, 3-axle buses	2027	2030	2033	2036	2039+
3: Sleeper cab tractors and specialty vehicles	2030	2033	2036	2039	2042+
On October 16, 2023, the CTA filed a lawsuit in the Eastern District of California challenging the ACF regulation on several grounds including that the ACF is preempted by federal law under the Federal Clean Air Act and the Federal Aviation Administration Authorization Act of 1994. The CTA seeks declaratory relief that the ACF regulation is invalid and unenforceable, as well as preliminary and permanent injunctive relief barring the implementation and enforcement of the ACF regulation. No assurances can be provided regarding the CTA’s litigation challenging the ACF regulation, including the timing of any proceedings relating to the litigation.
Moreover, in 2023, California passed three climate reporting laws which mandate all companies conducting business in California to make climate-related disclosures beginning in 2026. SB 253 requires companies with revenues greater than $1 billion doing business in California to report their emissions comprehensively, including their Scope 1 and 2 beginning in 2026 and Scope 3 beginning in 2027. SB 253 also requires reporting companies to obtain third-party auditor assurance of their reports on their Scope 1 and 2 emissions; for Scope 3 emissions, assurance requirements will be determined by 2027. SB 261 requires large U.S. businesses with annual revenues over $500 million operating in California to bi-annually disclose climate-related financial risks and their mitigation strategies to the public. As of the date of this Annual Report on Form 10-K, New York and Washington State are also considering mandatory GHG emissions disclosures, while Colorado and Minnesota have introduced new laws focused on the disclosure of climate-related risks. Several business groups including the U.S. Chamber of Commerce, the California Chamber of Commerce, and the American Farm Federation recently filed a lawsuit seeking to overturn SB 253 and SB 261. As of the date of this Annual Report on Form 10-K, that lawsuit remains pending. Finally, in a significant step toward implementing transparency in voluntary carbon markets, California enacted AB 1305 - the VCMDA. The VCMDA requires that companies operating in California which market or sell voluntary carbon offsets or make claims regarding the achievement of net zero emissions, carbon neutral status, or significant carbon emissions reductions publicly disclose information documenting how the claim was determined to be accurate or accomplished and the measurement of interim progress. Companies that purchase carbon credits in conjunction with certain climate-related claims are required to publicly disclose information documenting how the claim was determined to be accurate or accomplished and the measurement of interim progress. At times, in conjunction with delivering freight transportation services to certain of its customers, the Company purchases carbon credits or offsets to enable or assist such customers with achieving their carbon reduction targets.
In 2022, the SEC issued a proposed rule, SEC Climate Disclosure Rule, that would enhance and standardize the climate-related disclosures provided by public companies. As proposed, the SEC Climate Disclosure Rule would require public companies to report on the identification and management of climate risks, provide updates on their public climate goals, and annually provide information on their emissions. All companies would be required to disclose their Scope 1 and 2 emissions, and large companies would also be required to disclose Scope 3 emissions, which are generated by activities in the company’s broader value chain, if material or as part of a set public goal. There have been repeated delays in finalizing the rule. As a result, we can not predict when, or if, the proposed rule will be finalized or whether the final rule will have a material adverse impact on the Company’s results of operations.
These laws and regulations historically have resulted in increased costs, decreased equipment productivity, risks, and/or liabilities associated with our operations, and have the potential to further increase such costs, risks, and/or liabilities, particularly if costs are not offset by potential fuel savings. We cannot predict the extent to which our operations and productivity will be impacted. We continue to monitor and evaluate the proposed rule makings of the SEC, DOT, FMCSA, NHTSA, EPA, State of California, and other federal and state regulatory agencies to determine the expected impact on our operations.
Technology
Our business is executed through an integrated technology platform that encompasses an end-to-end process design which focuses on information accessibility and connectivity across our value chain. Our platform enables an integrated approach to cash processing including load/order acceptance based on driver and network optimization, vehicle dispatch, continuous quote monitoring, and visibility to loads from pick-up to delivery and customer collection. Proprietary decision support tools are embedded throughout the platform and assist our associates in making the right trade-offs to drivers’ needs for earnings and work-life balance, customers’ needs for reliable capacity and service, and our business and its shareholders’ needs for an adequate return. Decision support tools improve our ability to, among other things, situationally coach drivers, minimize fuel costs, and maintain the fleet in the most cost-effective manner to maximize shareholder value.
Schneider FreightPower® for carriers and shippers digitally connects the benefits of our integrated technology platform with the strength of our trailer network and carrier relationships to service our customers. We continue to expand our business capabilities by extending our foundational integrated technology platform, making advancements to our in-cab technology, and leveraging mobile applications to better connect with company drivers and customers. One example is the rollout of our new global navigation system. This system uses real-time maps to generate driver routes to account for traffic, road closures, and route changes to aid our drivers in taking the best route. Additionally, through our investment in MLSI, in which we are collaborating to develop a TMS using MLSI’s SaaS technology, we aim to further complement our technology platform and enable enhanced decision making, resource allocation, and visibility for our supply chain partners. Our Power Only business was successfully transitioned to MLSI’s TMS in 2022, and we will begin transitioning the remainder of our Logistics business in the near future.
Our in-cab telematics platform delivers on-board technology through our private application store to enable communication, regulatory compliance, and driver productivity. This comprehensive platform includes messaging capabilities, applications that scan and automate paperwork, and customer and location specific step-by-step work assignments. Our telematics platform is fully integrated with our back-office planning and execution systems and delivers real-time data in our business. Trailer and container fleets are equipped with monitoring devices which function both when tethered to a tractor or standing alone. Our tractors are equipped with stability control and collision mitigation technology, lane departure warning, and forward-facing cameras. All tractor technology interfaces with the in-cab device and provides the driver and the driver’s leader with real-time performance data. We are constantly reevaluating our existing technology to find efficiencies and drive innovation, with some of our current efforts focused on exploring autonomous trucking and additional safety technologies.

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
The “Investors” section of our website contains corporate governance guidelines, our code of ethics, Board committee charters, and other corporate policies. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

ITEM 1A. RISK FACTORS

Cautionary Statement Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains certain statements regarding business strategies, market potential, future financial performance, future action, results, and any other statements that do not directly relate to any historical or current fact which are “forward-looking” statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, and the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “project,” “estimate,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” among others, generally identify forward-looking statements, which speak only as of the date the statements were made.
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
Our business and results of operations are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand, industry truck capacity, inflation, and our operating costs. Regarding our operating costs, inflationary pressures persist but are generally expected to decline or stabilize in the U.S. in the near-term due to the stabilization of the recent imbalance between supply and demand for goods and services in the economy. We cannot predict future economic conditions, fuel price fluctuations, transportation equipment resale values, or how consumer confidence could be affected by such conditions. Economic conditions that decrease shipping demand, including but not limited to public health crises, outbreaks of infectious diseases, or excess capacity in the North American transportation and logistics industry, can exert downward pressure on rates and equipment utilization. In general, significant decreases in shipping volumes within the industry or increases in available truck capacity result in more aggressive freight pricing as carriers compete for loads and truck productivity. Likewise, we are also subject to cost increases outside our control that could materially reduce our profitability if we are unable to offset such increases through rate increases or cost reductions. Such cost increases include, but are not limited to, driver wages, third-party carrier costs, fuel and energy prices, taxes and interest rates, tolls, license and registration fees, insurance premiums, regulatory compliance costs, transportation equipment and related maintenance costs, and healthcare and other employee benefit costs. We cannot predict whether, or in what form, or at what rate any such cost increases could occur. Any such cost increase or event could adversely affect our results of operations or cash flows.
We operate in a highly competitive and fragmented industry that is characterized by intense price competition which could have a materially adverse effect on our results of operations.
Our operating segments compete with many other truckload carriers, logistics, brokerage, and transportation service providers of varying sizes, and to a lesser extent, LTL carriers, railroads, and other transportation or logistics companies, some of which have larger fleets, greater access to equipment, preferential customer contracts, greater capital resources, or other competitive advantages. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity, and to some degree, on freight rates alone. Our competitors periodically reduce their freight rates to gain business, especially when economic conditions negatively impact customer shipping volumes, truck capacities, or operating costs. Moreover, to limit the number of approved carriers to a manageable number, some of our customers select “core carriers” as approved transportation service providers, and in some instances, we may not be selected. Other of our customers periodically accept bids from multiple carriers for their shipping needs, which also periodically results in the loss of business to competitors. Some of our customers have, and others may in the future, used or expanded their own private fleets rather than outsource loads to us. Further, our industry has experienced market entrance by well-resourced, non-traditional firms or startups who, in some cases, have undercut market prices to capture market share. Finally, our existing competitors, as well as new market entrants, have and continue to introduce new brokerage platforms or technologies, which has increased competition. Although we believe we are well positioned and have adopted technologies, developed strategies, and heavily invested in our own digital service offerings to deter, compete with, or supplant existing competitors and new market entrants, there can be no assurance that our investments, technologies, or strategies will be successful in enabling us to sustain or grow our current market share in each of our segments. These competitive dynamics could have an adverse effect on the number of shipments we transport and the freight rates we receive, which could limit our growth opportunities and reduce our profitability.
We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.
We strive to maintain a diverse customer base; however, a significant portion of our operating revenues is generated from a number of major customers, the loss of one or more of which could have a material adverse effect on our business. Aside from our dedicated operations and customer relationships where we manage such customers’ supply chains, we generally do not have long-term contractual relationships, rate agreements, or minimum volume guarantees with our customers. Furthermore, certain of the long-term contracts in our dedicated operations are subject to cancellation. There is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements, certain of our customers may engage in competitive bidding processes that could negatively impact our contractual relationships. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition, and results of operations.
Difficulties attracting and retaining qualified drivers could materially, adversely affect our profitability and ability to maintain or grow our fleet.
The trucking industry historically has and may continue to experience difficulty attracting and retaining sufficient numbers of qualified drivers, both new and experienced, including owner-operators, and such shortages have and could continue to require us to significantly increase driver compensation, rely more on higher-cost third-party carriers, idle transportation equipment, or dispose of the equipment altogether, any of which could adversely affect our growth and profitability. The challenge with attracting and retaining qualified drivers is driven by several factors including intense market competition for a limited pool of qualified drivers, driver compensation, the preference among drivers to work closer to home and be home most nights, and our highly selective hiring standards.
Our turnover rate requires us to continually recruit a substantial number of company and owner-operator drivers to support our operations. Owner-operator availability is generally affected by operating cost increases (which the owner-operator is responsible for) and economic conditions, which drive overall increases in customer demand, and heightened competition for owner-operators from other carriers. When shortages of owner-operators occur, we may have to increase settlement rates paid to them and increase company driver pay rates to attract and retain a sufficient number of drivers. These increases could negatively affect our results of operations to the extent that we would be unable to obtain corresponding freight rate increases.

We recently completed the deployment of a new ERP system, and challenges with the system may adversely impact our business and operations.
In May 2023, we began the implementation of a new ERP system, which was completed in December, to support and streamline our core financial systems. This implementation required the integration of the new system with multiple new and existing information systems and business processes. The new ERP system is designed to increase the efficiency and accuracy of data by streamlining data sources, simplifying complex processes, and reducing manual processes. Any remaining open disruptions, deficiencies, or other problems associated with the implementation of our ERP system, such as quality issues, programming errors, or any cost increases could adversely affect our ability to operate our business, produce timely and accurate financial statements, or comply with applicable regulations. This could result in negative impacts on our business, operations, and stock price or could subject us to potential liability or investigation by regulatory authorities. Additionally, the new ERP system involves greater utilization of third-party cloud computing services in connection with our business operations. Problems faced by us or our third-party providers, including technological or business-related disruptions and cybersecurity threats, could adversely impact our business, results of operations, and financial condition for future periods. Any failures identified within our internal controls as a result of this implementation, even if quickly remediated, or remaining difficulties encountered, may adversely impact our operating results or hinder our ability to report our financial results in a timely and accurate basis.
We face risks associated with unionization.
Although the number of our associates who are currently represented by a labor union is not significant, we face ongoing risks associated with the potential unionization of certain of our associates. Over the last several years we have been the subject of isolated unionization efforts involving a relatively small number of associates, which efforts were, in each case, unsuccessful. Overall, we believe our relations with our associates are good; however, should a significant number of our associates opt to be represented by a labor union, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition, and liquidity.
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
Because the transportation and logistics services we offer are primarily marketed under the Schneider brand, the Schneider brand name is our most valuable sales and marketing tool. Press coverage, lawsuits, regulatory investigations, or other adverse publicity that assert some form of wrongdoing or that depict the Company or any of our executives, associates, contractors, or agents in a negative light, regardless of the factual basis of the assertions being made, could negatively impact public or customer perceptions of the Company resulting in a loss of brand equity. If we do not maintain and protect our brand image and reputation, demand for our services could wane and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
If fuel prices rise or fall significantly, our results of operations could be adversely affected.
Our truckload operations are largely dependent on diesel fuel, and accordingly, significant increases in diesel fuel costs could materially and adversely affect our truckload operations, and if we are unable to pass increased costs on to customers through rate increases or fuel surcharges or if shippers opt for intermodal rail over trucking their freight, our results of operations and financial condition could be adversely affected. Likewise, if diesel fuel prices decrease significantly, the results of our intermodal operations could be adversely affected as shippers shift intermodal freight to over-the-road trucking. Prices and availability of petroleum products are subject to political, economic, geographic, weather-related, and market factors that are generally outside our control and each of which may lead to fluctuations in the cost of fuel.
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
There is no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in diesel fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations. As of December 31, 2023, we did not have any derivative financial instruments to reduce our exposure to fuel price fluctuations.
We depend on railroads and access to the nation’s ports of call in the operation of our intermodal business, and therefore, our ability to offer intermodal services or our results of operations could be adversely impacted if our rail partners or certain ports of call were to perform poorly or experience service disruptions.
Our Intermodal segment utilizes railroads and, in some cases, third-party drayage carriers to transport freight for our intermodal customers. The majority of these services are provided pursuant to contracts with our service partners which are subject to periodic renewal. While we have had agreements with all of the Class I railroads, our primary contracts for railroad transportation in support of our intermodal operations are currently with CSX Transportation, the Union Pacific Railroad Company, and the Canadian Pacific Kansas City Railroad.
In certain areas of the U.S., rail service is limited to a few railroads, or even a single railroad due to the lack of competition. Our ability to provide intermodal services in certain traffic lanes is, therefore, likely to be adversely affected if any of the Class I railroads were to discontinue service in certain lanes, or if any of our rail partners experience service interruptions, or if the overall quality of their rail service were to deteriorate. In addition, our intermodal business may be adversely affected by declines in service and volume levels provided by the railroads.
All of the Class I railroads in the U.S., including our current rail partners, are unionized and have a recent history of disruption due to labor disputes and collective action, including strikes. While there is currently a contract in place between the Class I Railroads and the unions representing rail workers, underlying labor issues remain including, most prominently, precision-scheduled railroading, the business model adopted in recent years by Class I rail carriers which has been blamed by railroad unions as the reason for a dramatic reduction in the freight rail workforce, increased supply-chain congestion, and deteriorating railroad safety. As a result, we cannot predict whether or when a labor dispute involving our rail partners could occur, the duration of such dispute, and the impact, if any, on our results of operations. Any strike or labor related disruption at any of the Class I railroads can be expected to have an adverse impact on the results of operations of our Intermodal or Truckload segments.
In addition, a portion of the freight we deliver through both our Intermodal and Truckload segments is imported to the U.S. through ports of call where workers are represented by the ILWU, a labor union which primarily represents a significant number of longshore workers at 29 ports across the West Coast, or the International Longshoremen’s Association, the largest union of maritime workers in North America, which represents a larger number of longshoremen on the Atlantic and Gulf Coasts, Great Lakes, major U.S. rivers, Puerto Rico, and Eastern Canada. The west and east coast ports have long been the primary gateways for cargo coming into and leaving the U.S. and have a long history of labor and other port disputes, protracted collective bargaining and contract negotiations which, in the past, have involved port disputes and closures, as well as threats of a strike that would have disrupted domestic supply chains. Although, as of the date of this Annual Report on Form 10-K, there have been no reports or signs of labor strife at the ports on either coast, there can be no guarantee that work stoppages or other disruptions at the west or east coast ports will not occur.
We are making strategic investments in new offerings and technologies and expect to continue to make such investments in the future. These ventures are inherently risky and subject to volatility, and we may never realize any expected benefits from them which could have a material adverse effect on our business and financial results.
We engage in strategic transactions and continue to make strategic investments including investments in new technologies and potentially disruptive startup companies which are focused on establishing a competitive advantage in the transportation and logistics services offered by the Company or exploiting new market opportunities including autonomous vehicle technologies, TMS software platforms, telematics, and mobile software applications. Such strategic investments naturally entail risks and uncertainties, some of which are beyond our control. For example, we may not be able to derive value from strategic investments, or we may incur higher than expected costs in realizing a return on such investments or overestimate the benefits that we receive or realize from such investments. Therefore, we cannot provide assurance that any of our strategic investments will generate anticipated financial returns. If our strategic investments fail to meet our expectations, our business and results of operations may be adversely impacted.
The market valuation of our strategic investments may experience substantial price volatility which, when accounted for under GAAP, could have a material adverse effect on the Company’s financial condition and results of operations. Refer to Note 5, Investments, to our consolidated financial statements for information on our strategic investments. Those investments can be negatively affected by market and economic factors including liquidity, credit deterioration, financial results, interest rate fluctuations, or other factors. As a result, future fluctuations in their value could result in significant losses and have a material adverse impact on the Company’s financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Receivables Purchase Agreement and our revolving credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. Our net income and cash flows, including our cash available for servicing our indebtedness, will correspondingly decrease.
We depend on third-party capacity providers, and issues of performance, availability, or pricing with these transportation providers could increase our operating costs, reduce our ability to offer intermodal and logistics services, and limit growth in our brokerage and logistics operations, which could adversely affect our revenue, results of operations, and customer relationships.
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
We hold significant amounts of goodwill and long-lived assets, and the balances of these categories of assets could increase in the future if we acquire other businesses. At December 31, 2023, the balance of our goodwill, other intangible assets, internal use software, and long-lived assets was $3.1 billion, and the total market value of the Company’s outstanding shares was $4.5 billion. Under GAAP, our goodwill, other intangible assets, internal use software, and long-lived assets are subject to an impairment analysis when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In addition, we test goodwill for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, other intangible assets, internal use software, and long-lived assets may not be recoverable include, but are not limited to, a sustained decline in stock price and market capitalization, an increase in interest rates, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in applicable laws or regulations or legal proceedings, changes to technology, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, other intangible assets, internal use software, and long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our long-lived assets is materially impaired. In this case, we would be required under GAAP to record a noncash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.

We have significant ongoing capital requirements that could affect our profitability if we either fail or are unable to match the timing of our capital investments with customer demand, or we are otherwise unable to generate sufficient returns on our invested capital.
Our truckload and intermodal operations are capital-intensive, and our strategic decision to invest in newer equipment requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of new or used tractors. If anticipated freight volume differs materially from our forecasts or customer demand, our truckload operations may have too many or too few assets. During periods of decreased customer demand, our asset utilization is challenged, and we may be forced to sell equipment on the open market in order to right-size our fleet. This could cause us to incur losses on such sales, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability. Our leasing business could also be at risk of inventory impairment if truck deliveries are not aligned with owner-operator demand, which could also have a materially adverse effect on our profitability. Should demand for freight shipments weaken or our margins suffer due to increased competition or general economic conditions, we may have to limit our fleet size or operate our transportation equipment for longer periods, either of which could have a materially adverse effect on our operations and profitability.
Our effective tax rate may fluctuate, which would impact our future financial results.
Our effective tax rate may be adversely impacted by, among other things, changes in the regulations relating to capital expenditure deductions, or changes in tax laws where we operate, including the uncertainty of future tax rates. We cannot give any assurance as to the stability or predictability of our effective tax rate in the future because of, among other things, uncertainty regarding the tax laws and policies of the countries where we operate. For example, the Organisation for Economic Co-operation and Development (“OECD”) agreed to enact Pillar Two, which introduces a global minimum effective tax rate whereby certain multinational groups are subject to a 15% minimum tax which will be effective in some countries as early as 2024. While we do not believe Pillar Two will have a material impact on the Company, we continue to monitor the developments to evaluate the impact it could have on our effective tax rate, if any. Further, our tax returns are subject to periodic reviews or audits by domestic and international authorities, and these audits may result in adjustments to our provision for taxes or allocations of income or deductions that result in tax assessments different from amounts that we have estimated. We regularly assess the likelihood of an adverse outcome resulting from these audits to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these audits or that our tax provisions will not change materially or be adequate to satisfy any associated tax liability. If our effective tax rates were to increase or if our tax liabilities exceed our estimates and provisions for such taxes, our financial results could be adversely affected.
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
We currently have a dual class common stock structure consisting of (1) Class A common stock, entitled to ten votes per share and (2) Class B common stock, entitled to one vote per share. The Schneider family, including trusts established for the benefit of certain members of the Schneider family, collectively beneficially own 100% of our outstanding Class A common stock and approximately 40% of our outstanding Class B common stock, representing approximately 94% of the total voting power of all of our outstanding common stock and approximately 68% of our total outstanding common stock.
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
We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements relating to our Compensation and Corporate Governance Committees. Our shareholders will not have the same protections afforded to shareholders of other companies that are subject to such requirements.
The Voting Trust has more than 50% of the voting power for the election of directors. As a result, we qualify as a “controlled company” under the corporate governance rules for NYSE-listed companies. As a controlled company, certain exemptions under the NYSE listing standards exempt us from the obligation to comply with certain NYSE corporate governance requirements, including the requirement that we have a Compensation Committee and a Corporate Governance Committee that are composed entirely of independent directors.
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
Our Class B common stock price has experienced volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, the gain or loss of customers, announcements that we, our competitors, our customers, or our vendors or other key partners may make regarding their operating results and other factors which are beyond our control such as market conditions in our industry, new market entrants, technological innovations, and economic and political conditions or events. These and other factors may cause the market price and demand for our Class B common stock to fluctuate substantially. During 2023, the closing stock price of our Class B common stock ranged from a low of $21.48 per share to a high of $31.47 per share. Our Class B common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
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
On January 9, 2024, the DOL released its final rule addressing when employers can classify workers as independent contractors under federal labor law. The new rule replaces the existing standard that was enacted under the Trump Administration. The rule, set to take effect March 11, 2024, directs employers to consider six criteria and employ a “totality of the circumstances” analysis to determine whether a worker is an employee or a contractor, without predetermining whether one criteria outweighs the other. The six factors, which are non-exhaustive, include a worker's opportunity for profit or loss; investments made by the worker and the potential employer; the degree of permanence of the work relationship; and the degree of control an employer has over the work. The factors also include the extent to which work performed is integral to the employer's business, and the use of a worker's skill and initiative. We believe that the final rule, as compared with its Trump Administration predecessor, is a less predictable framework that increases the likelihood of an employee determination and could dramatically limit the circumstances under which we may classify our current independent contractor owner-operators as independent contractors under FLSA. Because the final DOL independent contractor rule has not yet gone into effect, or been tested, we do not have any internal projections of the potential financial or operational impact of the final ruling. Any legislation or regulation, however, which limits our ability to classify owner-operators as independent contractors could result in driver shortages or adversely impact our freight capacity which, in turn, could adversely impact our results of operations.
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
The EPA and the NHTSA have begun taking coordinated steps in support of a new generation of clean vehicles and engines to reduce GHG emissions. Complying with these and any future GHG regulations enacted by the CARB, EPA, NHTSA, and/or any other state or federal governing body has increased, and will likely continue to increase, the cost of our new tractors, may increase the cost of new trailers, may require us to retrofit certain of our trailers, may increase our maintenance costs, and could impair equipment productivity and increase our operating costs, particularly if such costs are not offset by potential fuel savings. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. However, we cannot predict the extent to which our operations and productivity will be impacted. We will continue monitoring our compliance with federal and state GHG regulations.
Federal and state lawmakers are considering a variety of other climate-change proposals related to carbon and GHG emissions. The proposals could potentially limit carbon emissions within certain states and municipalities, which would restrict the location and amount of time that diesel-powered tractors may idle. Such proposals could result in decreased productivity or increased driver turnover. Regulatory requirements and changes in regulatory requirements may affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services. If current regulatory requirements become more stringent or new environmental laws and regulations regarding climate change are introduced, we could be required to make significant capital expenditures or discontinue certain activities. Refer to Item 1. Business, for additional details on recent climate-related regulation and laws that impact our operations.
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
Additionally, in 2023, CARB passed ACF, a groundbreaking regulation designed to phase out the sales of medium and heavy-duty internal combustion engine trucks in California. The act aligns with the state’s long-term vision of transitioning the state’s transport system to zero-emissions vehicles by 2045. Other states have followed suit and enacted similar legislation. Despite successfully adding BEVs to our ntermodal fleet in California, the emission targets and timelines established by the ACF will make it more challenging for us to continue our current truckload and other operations in California and we believe will result in increased operating costs for us in California.
We are subject to various regulations which are aimed at reducing GHG emissions and mandating GHG emissions disclosures, which could adversely impact our results of operations.
Currently the long-haul trucking industry in North America is diesel fuel-based, and long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel are not commercially feasible at scale in North America. Significant challenges remain with respect to the economic feasibility of these trucks, and further development of this technology is necessary considering power, torque, range, efficiency and other performance requirements of long-haul trucking operations. Moreover, the extensive nationwide charging/fueling infrastructure and maintenance network that would be necessary to support such operations does not exist. Nevertheless, federal, state, and local governmental agencies continue to engage in efforts to support legislation and regulations mandating the transition of diesel fuel-based commercial motor vehicles, such as Class 8 tractors operated by the Company’s independent owner operators and third-party brokerage carriers, to ZEVs.
In 2022, the SEC proposed the SEC Climate Disclosure Rule that would require dramatic changes in the nature and extent of disclosures by public companies regarding their climate risks, progress on their climate goals and information on their Scope 1, Scope 2 and, as proposed, Scope 3 emissions. According to the SEC, the newly proposed rule would require SEC-registered companies to include detailed climate-related information in registration statements and periodic reports such as 10-K annual reports including: their climate-related risks and actual or likely material impacts on their business, strategy, and outlook; Scope 1 and Scope 2 greenhouse gas emissions, which would require attestation reports for accelerated filers; Scope 3 emissions if either of two conditions are present: 1) if Scope 3 emissions are material to the company or 2) if the company has set an emissions target or goal that includes Scope 3 emissions; and certain climate-related financial statement metrics and related disclosures in a note to audited consolidated financial statements. The proposed SEC Climate Disclosure Rule includes footnote disclosure, which would be subject to the financial statement audit and management’s internal control over financial reporting, as well as disclosures outside the financial statements, including a scope 1 and scope 2 greenhouse gas attestation requirements for accelerated and large accelerated filers. If adopted generally as proposed, we expect that we would need to expand our disclosures, even as the reporting timeline is accelerated. Should the Company fail to implement appropriate policies and procedures to accurately track or report all of the information required under the proposed SEC Climate Disclosure Rule, it could be determined that the Company has weaknesses in its internal controls, the Company would not be able to obtain the required third-party attestation report or file them timely and could lose customers. Should any of those events occur, the Company would face fines and disciplinary actions by the SEC and the Company’s share price could be negatively impacted.
At the state level, the CARB has adopted new regulations that would mandate the transition of commercial trucking operations in California to ZEVs over time. To the extent that the ACF regulation survives legal challenges and becomes effective, we expect that the ACT will impact the cost and/or supply of traditional diesel tractors. Moreover, despite our limited deployment of BEVs in our intermodal fleet and making adjustments to our operations to comply with the ACT, no assurances can be given with respect to the extent that the Company, its independent owner-operators, or third-party capacity providers will choose to become CARB-compliant by purchasing a ZEV. Accordingly, unless, in addition to its intermodal operations in California, the Company opts to become CARB-compliant in its truckload operations, the Company may not be permitted to haul loads that would require travel within California, which could negatively affect the ability of the Company to service customer freight needs for freight originating from, delivering to, or traveling through California. Furthermore, mandates requiring the transition to ZEVs would create substantial costs for the Company’s third-party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease, or maintain tractor equipment or in purchased transportation cost caused by existing or new regulations, without a corresponding increase in price to the customer, could adversely affect our results of operations and financial condition. Due primarily to the uncertainty of the timing of availability of compliant tractors from OEMs and the timing of the effectiveness of such laws and regulations, we are not currently able to forecast whether such impact will be material.
We, and others, currently do not expect that long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel, will become commercially viable at scale throughout North America in the next five years. However, as various technology alternatives continue to develop and mature and investment in infrastructure continues, local or regional service in certain geographic areas utilizing Class 8 tractors powered by electricity, natural gas, or hydrogen-based powertrains may become commercially viable in such time frame. We continue to actively monitor, evaluate, and test developments in the trucking industry related to the design, manufacture, operation, and support of heavy-duty trucks powered by electricity, natural gas, or hydrogen-based powertrains in order to consider the implementation of initiatives involving those technologies, as those technologies and the related infrastructure needed to support them may mature in the future. An increase in costs to implement these initiatives without a corresponding increase in price to the customer could adversely affect our results of operations and financial condition.
In 2023, California also passed three climate reporting laws, which apply to companies that do business in California, which require such companies to make mandated climate-related disclosures, SB 253 and SB 261. We are monitoring the pending legal challenges to SB 253 and SB 261 and do not currently have internal projections of the potential financial or operational impact these laws or proposed regulations may have on our operations however, an increase in our operating costs to comply with these laws and make the required disclosures without a corresponding increase in our fuel savings or pricing could adversely affect our results of operations and financial condition.
In 2023, in a significant step toward implementing transparency in voluntary carbon markets, California also enacted the VCMDA which requires companies which operate in California and market or sell voluntary carbon offsets, or which make claims regarding the achievement of net zero emissions, carbon neutral status, or significant carbon emissions reductions to publicly disclose information documenting how the claim was determined to be accurate or accomplished and the measurement of interim progress. The VCMDA authorizes California to bring civil actions against subject companies and seek civil penalties for misstatements or other violations of these laws, with a maximum fine of $500,000. From time to time, in conjunction with delivering freight transportation services to certain of its customers, the Company purchases carbon credits or offsets to enable or assist such customers with achieving their carbon reduction targets. Should the Company either fail to achieve its GHG emission reduction goals or California subsequently determines that any of its related green marketing claims are unachievable, inaccurate, or overstated, the Company could be found to be in violation of the VCDMA and be subject to statutory fines or penalties under the VCMDA, which could adversely affect our financial condition or results of operations.
Refer to Item 1. Business, for additional details on the ACT and ACF Regulations, the SEC Climate Disclosure Rule, California SB 253 and SB 261, and the VCMDA.
General Risk Factors
We rely significantly on our information technology systems, a disruption, failure, or security breach of which could have a material adverse effect on our business.
We rely on information technology throughout all areas of our business and operations to receive, track, accept, and complete customer orders; process financial and non-financial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. Such data and information remain vulnerable to cyber-attacks, cybersecurity breaches, ransomware attacks, hackers, theft, or other unauthorized disclosure. Like other companies in the transportation industry, we have identified, and expect to continue to identify, attempted cyberattacks and cyber security incidents, but none of the attempted cyberattacks or cybersecurity incidents identified as of the filing date of this Annual Report on Form 10-K has had a material impact on us, except as the continued presence of cybersecurity threats has resulted, and is expected to continue to result, in significant investments in cybersecurity risk management programs, processes, and tools. If a cyberattack, cybersecurity breach, ransomware, or other similar attack on us is successful, this could result in the disclosure of confidential customer or commercial data, loss of valuable intellectual property, or system disruptions, and subject us to civil liability and fines or penalties, damage our brand and reputation, or otherwise harm our business, any of which could be material. In addition, delayed sales, lower margins, or lost customers resulting from security breaches or network disruptions could materially reduce our revenues, materially increase our expenses, damage our reputation, and have a material adverse effect on our stock price.
Our information technology systems may also be susceptible to interruptions or failures for a variety of reasons including software or hardware failure, user error, power outages, natural disasters, computer viruses, or other types of interruptions. For example, in 2022 our operations were temporarily disrupted due to a firmware defect (which was not related to a cyber event and did not involve a breach of data) in a third-party vendor’s equipment, which caused certain critical computer applications to not function properly. As a result of this incident, we were required to rely on manual processes to book freight, execute loads, and pay carriers for two business days and otherwise execute our business continuity plans. While this disruption resulted in lost revenue and operating profit, it did not have a material impact on our annual results of operations. However, despite our ability to potentially utilize manual processes, a significant disruption or failure in our computer networks or applications, of any duration, could have a material adverse effect on our business, including operational disruptions, loss of confidential information, external reporting delays or errors, legal claims, or damage to our business reputation.
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
Litigation is inherently uncertain, and the costs of defending litigation, particularly class-action litigation, may be substantial, and in any period, we could experience significant adverse results, which could have an adverse effect on our financial condition or results of operations. While we purchase insurance coverage at levels we deem adequate, future litigation may exceed our insurance coverage or may not be covered by insurance. In addition, adverse publicity surrounding an allegation or claim that results in litigation may cause significant reputational harm that could have a significant adverse effect on our financial condition or results of operations.
Increasing scrutiny from investors and other stakeholders regarding ESG related matters may have a negative impact on our business.
Companies across all industries are facing increasing scrutiny from investors and other stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship, social responsibility, and diversity and inclusion. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and costs of capital. We have developed certain initiatives and goals relating to ESG matters. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational, and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives and goals do not meet the expectations of our investors or other stakeholders, which continue to evolve, then our reputation, our attractiveness as an investment and business partner, and our ability to attract or retain employees could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets, and objectives or to satisfy various reporting standards in a timely manner, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
Our long-term sustainability and GHG reduction goals are predicated on large scale customer adoption of intermodal services, the operational feasibility and reliability of heavy-duty ZEVs, and the corresponding build out of a national support infrastructure to reasonably and efficiently manufacture, distribute, or store electricity or alternative fuels for ZEVs, none of which can be assured.
A critical component of our multi-pronged plan to reduce our carbon emissions and comply with California’s and other states’ zero or reduced emission requirements is the deployment of ZEVs in significant numbers in these states together with leveraging our intermodal capability. As an early adopter of ZEVs, there can be no assurance that we will be successful deploying ZEVs in our operations in significant numbers, that we will be successful converting more over-the-road freight to intermodal, that the national support infrastructure, including the nation’s electricity grid, for heavy-duty ZEVs will be built-out as expected. Should any of those things fail to occur, we may fail to meet our published sustainability goals, which could result in losing the support of our investors, customers, and other stakeholders; our becoming subject to regulatory enforcement actions; or suffering reputational harm which, in any case, may increase the cost of providing transportation services or adversely affect our financial condition, results of operations, and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy
As a large, multinational transportation and logistics company, we face a range of risks from cybersecurity threats in connection with our operations due to our inherent dependence on interconnected advanced information systems, software, and digital technologies to operate safely, efficiently, and effectively. Such risks include, but are not limited to, those related to cyberattacks, network breaches, ransomware, malware or denial-of-service attacks, phishing and other scams, theft, and unauthorized disclosure, any of which, if successful, could result in the disclosure of confidential customer or commercial data, loss of valuable intellectual property, or systems disruption, and subject us to civil liability, fines, penalties, damage of our brand or reputation, or otherwise harm our business, any of which, could be material. We are exposed to such risks both through direct attacks on our own information systems and, indirectly, as a result of our engagement of third-party service providers, software vendors, and independent contractors, such as cloud computing providers. Certain of our third-party service providers or software vendors provide us with computing services which, in certain cases, involve hosting our data or processes on third-party servers, which exposes us to the risk that our data may be compromised or our operations disrupted if such third-party servers are compromised. Other third-party service providers provide us with contracted labor to whom we necessarily grant access to certain of our information systems, which indirectly exposes us to additional risks of network breaches and cybersecurity threats. In addition, because the trucking industry has been designated by the federal government as part of the critical U.S. infrastructure, as a leading provider of truckload, intermodal, and logistics services, we face increased risks from cybersecurity threats, cybercriminals, and bad actors, both foreign and domestic.
Cyber risk management has become a vital part of our broader ERM efforts. To manage and mitigate cyber risks, we have a dedicated information security team that has been charged with monitoring and managing cyber threats to our information systems, and the data that is stored on those systems, using our cyber risk management methodology. Our information security team is led by our SDIS and overseen by our CITO. Our cybersecurity risk management framework encompasses, among other things, ongoing systematic processes to identify, analyze, prioritize, manage, and monitor potential cyber risks to the information systems that we own or use and the cybersecurity threats to which we are exposed as a result of our reliance on third-party service providers and third-party software. Our cyber risk management methodology is comprised of the following core tasks:
•Risk identification. Our internal information security team works with a MSSP and other external security partners to identify existing and new threats to our information systems. Our information security team, working in partnership with our MSSP, monitors our information systems to identify malicious and anomalous activity, uncover potential cybersecurity threats, and assess risks to information systems.

•Risk analysis. Our information security team, working in partnership with relevant cybersecurity and technology experts, analyzes identified threats to determine the likelihood of the actualization of a threat and the potential business impacts, including evaluating the potential for data loss, data corruption, disruption to business operations, and financial impact.
•Risk evaluation. Identified risks are evaluated to determine whether gaps in our controls or risk mitigation strategies exist that could result in material risk to the Company. If it is determined that our existing processes, strategies, or technology may be insufficient to effectively mitigate or manage an identified risk, it is escalated to our CITO and SDIS to assess and implement potential responsive or corrective actions in our processes, strategies, or technology to address the risk.
•Risk mitigation. Our senior executive team, which includes our CITO, using input from our information security team and our broader information technology (or IT) department, develop and approve budgets, strategies, technology roadmaps and programs which are designed to effectively manage our cyber risks, safeguard our information resources, and reduce the likelihood or impact of cybersecurity incidents.
Our cybersecurity risk management framework is integrated into our overall ERM process which is managed, administered, and governed by our senior executive team under the oversight of the Board. As part of our ERM program, our senior executive team has delegated the initial identification and assessment of the Company’s leading risks to an ERC which is comprised of executives from various operating segments and functional departments across the Company, inclusive of information security.
Although both we, and the third parties who provide services to us, commit resources to the design, implementation, monitoring, and protection of the information systems we own or use, there is no guarantee that either our or those third parties’ cybersecurity measures will effectively manage the multitude of cyber risks to which we are exposed. For more information regarding the risks from cybersecurity threats that may impact our business strategy, results of operations, or financial condition, see Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Governance
Board Oversight of Risks from Cybersecurity Threats
Our Board believes that evaluating management’s oversight, administration, and governance of the risks confronting the Company, including risks related to cybersecurity, is one of its most important areas of oversight. In carrying out this responsibility, the Board is assisted by each of its standing committees, which each considers risks that are within its areas of chartered responsibility, and each of which apprises the full Board of any significant risks which are considered by the committee and management’s response to those risks. The Audit Committee of the Board (“Audit Committee”) is charged with the primary responsibility for overseeing our design, execution, and administration of our ERM process and, with regard to cybersecurity risks, setting expectations and accountability for management and reviewing our internal auditors’ assessment of the effectiveness of our cybersecurity controls, including policies and procedures to address our cyber risks, and overseeing the Company’s cybersecurity disclosures. The Audit Committee receives semiannual updates, and the Board receives annual updates, from our senior executive team (including our CITO and the SDIS) on our cybersecurity risks, threats, and initiatives including evolving cybersecurity threats and trends, cybersecurity technologies and solutions that have been deployed internally, policies and procedures to address major cyber risk areas and threats to the Company, third-party assessments of the adequacy of our cybersecurity resources, and attendance by members of our information security team at various seminars and conferences on emerging cybersecurity risks and threats. In addition to these regular updates, the Audit Committee or the Board may receive additional updates if deemed appropriate.
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Cybersecurity is a key component of our technology strategy, which is architected and managed by our CITO and reviewed and monitored by our senior executive team, with oversight from our Board and the Audit Committee, as described above. Our CITO’s experience and expertise in cybersecurity includes 20 years of practitioner experience as an information security advisor across multiple industry verticals where he has served in security analyst, architect, and security program leadership roles, and has led information security teams to deliver large scale information security programs for multiple Fortune 500 companies. Our cybersecurity risk management program is managed by our SDIS, who reports directly to the CITO. Our SDIS’s experience and expertise in cybersecurity includes 32 years of working in the information technology field as an analyst, architect, and leader and 14 years leading information security teams at multiple enterprises. The processes by which the CITO and SDIS are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents are described above under “Risk Management and Strategy.”

ITEM 2. PROPERTIES
As of December 31, 2023, we owned or leased approximately 240 properties across 40 states and Mexico. Our expansive network includes approximately 56 operating centers, 7 distribution warehouses, 14 offices, and over 150 drop yards. In addition, we physically operate at several customer locations. The operating centers we own or lease throughout the U.S. offer on-site management to support our transportation network for our Truckload and Intermodal segments. Often, our facilities include customer service centers, fuel and maintenance stations, and other amenities to support our drivers. Our facility network also includes warehouse capacity to further enhance our supply chain solutions. The following table provides a list of 44 properties that are central to our transportation network and indicates the functional capability at each site as of December 31, 2023. Approximately half of the properties are owned and the remainder are leased.

Facility Capabilities
Location	Owned or Leased	Segment	Customer Service	Operations	Fuel	Maintenance
Alexander, AR	Owned	Truckload	X	X		X
Atlanta, GA	Owned	Truckload	X	X		X
Boaz, AL	Owned	Truckload	X	X		X
Carlisle/Harrisburg, PA	Leased	Truckload	X	X	X	X
Celina, OH	Leased	Truckload	X	X
Charlotte, NC	Owned	Truckload	X	X	X	X
Chicago, IL	Leased	Logistics	X	X
Chicago, IL (four locations)	Leased	Intermodal		X		X
Dallas/Wilmer, TX	Owned	Truckload	X	X		X
Dallas, TX	Leased	Logistics	X	X
Des Moines, IA	Leased	Truckload		X
Edwardsville, IL	Owned	Truckload	X	X	X	X
Gary, IN	Owned	Truckload	X	X	X	X
Green Bay, WI	Owned	Truckload		X
Green Bay, WI (two facilities)	Owned	Other	X	X
Houston, TX	Leased	Truckload	X	X		X
Houston, TX	Leased	Truckload		X		X
Indianapolis, IN	Owned	Truckload	X	X		X
Joliet, IL	Leased	Intermodal		X
Laredo, TX	Leased	Truckload	X	X	X	X
Lima, OH	Leased	Truckload	X	X		X
Lincoln, AL	Owned	Truckload	X	X		X
London, KY	Owned	Truckload	X	X		X
Marysville, OH	Owned	Truckload	X	X	X	X
Mexico City, Mexico	Leased	Multiple	X	X
New Castle, IN	Owned	Truckload	X	X		X
Obetz, OH	Leased	Truckload	X	X		X
Phoenix, AZ	Owned	Truckload	X	X		X
Portland, OR	Owned	Truckload	X	X		X
Putnam, CT (two locations)	Leased	Truckload	X	X	X	X
Rainbow City, AL	Owned	Truckload	X	X		X
Reserve, LA	Leased	Truckload		X		X
Salt Lake City, UT	Leased	Truckload	X	X		X
San Antonio, TX	Leased	Truckload	X	X		X
San Bernardino, CA	Leased	Intermodal		X
Shrewsbury, MA	Leased	Truckload	X	X		X
Upton, KY	Owned	Truckload	X	X		X
West Memphis, AR	Owned	Truckload	X	X	X	X
Woodhaven, MI	Leased	Truckload	X	X		X

ITEM 3. LEGAL PROCEEDINGS

We are currently, directly or indirectly, involved in certain litigation or claims arising from the normal conduct of our business. Where appropriate, we have accrued for these matters, or notified our insurance carriers of the potential loss. Based on present knowledge of the facts, and in certain cases, opinions of outside counsel, we believe the resolution of these claims and pending litigation will not have a material adverse effect on our financial condition, results of operations, or liquidity.
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
Holders of Record
As of February 20, 2024, there was one holder of record of our Class A common stock, the Voting Trust, and 28 holders of record of our Class B common stock. Because many of our shares of Class B common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1, 2023 - October 31, 2023	225,821	$26.82	225,821	$93.4
November 1, 2023 - November 30, 2023	242,230	22.83	242,230	87.8
December 1, 2023 - December 31, 2023	167,742	24.26	167,742	83.8
Total	635,793		635,793
(1)On February 1, 2023, the Company announced that the Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of December 31, 2023, the Company had $83.8 million remaining available for repurchase.
Equity Compensation Plan Disclosure
The remaining information required by Item 5 is incorporated herein by reference to the information set forth under the caption “Equity Compensation Plan Information” under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or securities Exchange Act of 1934, each as amended, except to the extent the Company specifically incorporates such information by reference into such filing.
The following graph compares the cumulative total shareholder return on our Class B common stock to the cumulative total return of the Standard and Poor’s 500 Stock Index, the Dow Jones Transportation Index, and a customized peer group for the period from December 31, 2018 through December 31, 2023. The 2020 peer group, which was used by the Board’s Compensation Committee for 2021 compensation decisions, consisted of ArcBest Corp., JB Hunt Transport Services, Inc., Ryder System, Inc., Avis Budget Group, Inc., Knight-Swift Transportation Holdings Inc., C.H. Robinson Worldwide, Landstar System, Inc., Werner Enterprises, Inc., Expeditors International of Washington, Inc., Old Dominion Freight Line, Inc., XPO Logistics, Hub Group, Inc., Kirby Corporation, and Saia. There were no changes to the peer group used to make 2022 or 2023 compensation decisions. The comparison assumes $100 was invested on December 31, 2018 in our Class B common stock and in each of the foregoing indices and peer group and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300
$250
$200
$150
$100
$50
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Schneider National, Inc.
S&P 500 - Total Return
Dow Jones Transportation Average
Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Schneider National, Inc.	$100.00	$118.19	$124.31	$163.50	$144.07	$158.80
S&P 500 - Total Returns	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones Transportation	100.00	120.83	140.80	187.56	154.62	186.46
Peer Group	100.00	126.47	160.50	252.04	205.92	273.29

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
Recent Developments
Acquisitions
On August 1, 2023, the Company completed the acquisition of M&M, a privately held truckload carrier based in West Bridgewater, Massachusetts. M&M is a dedicated carrier that complements our growing dedicated operations. The results of M&M are reported in dedicated operations as part of our Truckload segment beginning in the third quarter of 2023. Refer to Note 2, Acquisitions, for additional details on our recent acquisitions.
Strategy
We seek to deliver a superior portfolio of services that enables our business to grow revenue, profitability, and shareholder returns and perform resiliently through economic and freight cycles. We believe our competitive strengths position us to pursue our strategy as follows:
Leverage core strengths to drive organic growth and advance our market position
We intend to drive organic growth by leveraging our existing customer relationships, as well as expanding our customer base. We believe our broad portfolio of services, with different asset intensities, and our North American footprint allow for supply chain alternatives, which enable new and existing customer growth. We also plan to drive revenue growth by increasing our marketing to customers that seek to outsource their transportation services. Our growth decisions are based on our “Value Triangle,” which represents profitable growth while balancing the needs of our customers, associates, and shareholders. Our integrated technology platform serves as an instrumental factor, which drives profitability as it enables real-time, data-driven decision support science on every load/order and assists our associates in proactively managing our services across our network. Together with our highly incentivized and proactive sales organization, we believe that our platform will continue to provide a high level of service and foster organic growth in each of our reportable segments.
Expand capabilities in the specialty and dedicated freight markets and continue growing our asset-light and non-asset businesses
We believe that our capabilities position us to grow in the specialty and dedicated freight markets, which have higher barriers to entry, greater stability through freight/market cycles, potentially more resilient margins, and lasting customer relationships. The complexity and time-sensitivity of the loads often require increased collaboration with, and greater understanding of, our customers’ business needs and processes. The transportation of specialty freight requires specially trained drivers with appropriate licenses and certain hauling permits, as well as equipment that can handle items with unique requirements in terms of temperature, freight treatment, size, and shape. As such, there are few carriers that have comparable scale and capabilities in the specialty and dedicated markets, which we believe will allow us to grow profitably.
As an asset-based intermodal provider, we have more control over our equipment, perform most of our own drays, and retain strong contractual and differentiated rail relationships across the western, eastern, and southern/Mexico-based portions of our network. We believe our integrated technology platform will enable us to experience certain benefits of complete end-to-end control, including increased pick-up and delivery predictability, better visibility, and the ability to source and retain capacity.
Freight brokerage, which is a significant part of our Logistics segment, is a business that is expected to be a driver of continued growth. As shippers increasingly consolidate their business with fewer freight brokers, we continue to be well-positioned due to our customer service, Schneider FreightPower® digital marketplace, an established, dense network of qualified third-party carriers, and access to our sizable trailer network via our Power Only offering. We believe shippers see the value of working with providers like us that have scale, capacity, and lane density. Brokerage serves as an asset-light innovation hub for Schneider, particularly in the areas of predictive analytics, process automation, and new customer relationship generation.

Improve our operations and margins by leveraging benefits from investments in technology and business transformation
We continue to benefit from our technology and business transformation by improving the effectiveness with which we use data to increase revenue and lower costs. Visibility into each driver’s profile allows us to increase driver satisfaction and retention by matching drivers to loads and routes that better fit their individual needs. We can improve our customer service, retain drivers, lower costs, and generate business by anticipating our customers’ and drivers’ needs and preferences in a dynamic network. We believe the implementation of simple and intuitive customer interfaces will also enable a stronger connection with our customers through increased interaction and an enhanced user experience. Our Schneider FreightPower® online marketplace, for example, digitally connects our asset-based network capabilities with the strength of our trailer network and carrier relationships to service our customers. Additionally, through our investment in MLSI, with which we are collaborating to develop a TMS using MLSI’s SaaS technology, we aim to further complement our technology platform and enable enhanced decision making, resource allocation, and visibility with our supply chain partners. We expect additional margin improvement as we continue to leverage data analytics within our integrated technology platform. Along with our revenue management discipline, our integration of technology and systems through leading, third-party providers will allow us to continue to incorporate new technologies and build additional capabilities into the platform over time, maintaining our competitive edge and setting the foundation for future growth.
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
Create a differentiated driver and associate experience that enables us to attract and retain top talent at all levels
Our people are our strongest assets, and we believe they are key to growing our customer base and driving our performance. Our goal is to be the employer of choice; attract, develop, engage, and retain the best talent in the industry. We strive for a high-performance culture that seeks individuals who are passionate about our business and fit our culture, and that promotes diversity, equality, and inclusion through a collaborative environment. We value the direct relationship we have with our associates, and we intend to continue working together to provide professional growth and a quality work environment. Our compensation structure is performance-based and aligns with our strategic objectives.
We seek to maintain our reputation as a preferred carrier of choice within the driver community through our continued focus on improving the driver experience and to attract and retain high-quality, safe drivers that meet or exceed our qualification standards. We invest in the well-being of our associates through our commitment to ensure a differentiated driver experience and efforts to improve time at home, pay stability, and the quality of drivers’ touchpoints. We provide mandatory physical check-ups which cover sleep apnea and hair or urine-based drug testing, among other things. We believe that investing in the health of our associates helps maintain a high-quality driver base.
Our technology platform facilitates the application, screening, and onboarding of top talent. As an industry leader with both a respected “safety first and always” culture and underlying core value, we believe that we will continue to be the employer of choice for both driving and non-driving associates.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 17, 2023 and is available on the SEC’s website, www.sec.gov, as well as the “Investors” section of our website at www.schneider.com.
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
Although we believe these non-GAAP measures are useful to investors, they have limitations as analytical tools and may not be comparable to similar measures disclosed by other companies. You should not consider the non-GAAP measures in this report in isolation or as substitutes for, or alternatives to, analysis of our results as reported under GAAP. The exclusion of unusual or infrequent items or other adjustments reflected in the non-GAAP measures should not be construed as an inference that our future results will not be affected by unusual or infrequent items or other items similar to such adjustments. Our management compensates for these limitations by relying primarily on our GAAP results in addition to using the non-GAAP measures.
Enterprise Summary
The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise. Adjustments to arrive at non-GAAP measures are made at the enterprise level, with the exception of fuel surcharge revenues, which are not included in segment revenues.

	Year Ended December 31,
(in millions, except ratios)	2023	2022
Operating revenues	$5,498.9	$6,604.4
Revenues (excluding fuel surcharge) (1)	4,814.6	5,741.9
Income from operations	296.4	600.4
Adjusted income from operations (2)	302.9	617.0
Operating ratio	94.6%	90.9%
Adjusted operating ratio (3)	93.7%	89.3%
Net income	$238.5	$457.8
Adjusted net income (4)	243.4	471.5
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

Revenues (excluding fuel surcharge)

	Year Ended December 31,
(in millions)	2023	2022
Operating revenues	$5,498.9	$6,604.4
Less: Fuel surcharge revenues	684.3	862.5
Revenues (excluding fuel surcharge)	$4,814.6	$5,741.9
Adjusted income from operations

	Year Ended December 31,
(in millions)	2023	2022
Income from operations	$296.4	$600.4
Litigation and audit assessments (1) (2)	2.9	62.2
Acquisition-related costs (3)	0.9	0.3
Property gain—net (4)	—	(50.9)
Amortization of intangible assets (5)	2.7	—
Sale of business (6)	—	5.0
Adjusted income from operations	$302.9	$617.0
(1)Includes a $57.0 million charge for an adverse settlement related to a lawsuit with former owners of WSL, inclusive of prejudgment interest and the former owners’ attorneys’ fees, for the year ended December 31, 2022. Refer to Note 13, Commitments and Contingencies, for more information.
(2)Includes $2.9 million and $5.2 million in charges related to an adverse audit assessment for prior period state sales tax on rolling stock equipment used within that state for the years ended December 31, 2023 and December 31, 2022, respectively.
(3)Advisory, legal, and accounting costs related to the Company’s acquisitions. Refer to Note 2, Acquisitions, for additional details.
(4)Net gain on the sale of our Canadian facility due to a change in approach to servicing Canada for the year ended December 31, 2022.
(5)Amortization expense related to intangible assets acquired through recent business acquisitions. Refer to Note 6, Goodwill and Other Intangible Assets, for additional details. As we finalized our purchase accounting adjustments related to intangible assets, and to better reflect our ongoing operations, we made the decision to exclude the related amortization expense from non-GAAP income beginning in the fourth quarter of 2023. Amortization expense for 2022 was $1.0 million and overall not material to the organization.
(6)Loss from the sale of our China-based logistics operations. See Note 1, Summary of Significant Accounting Policies, for additional details.

Adjusted operating ratio

	Year Ended December 31,
(in millions, except ratios)	2023	2022
Total operating expenses	$5,202.5	$6,004.0
Divide by: Operating revenues	5,498.9	6,604.4
Operating ratio	94.6%	90.9%

Total operating expenses	$5,202.5	$6,004.0
Adjusted for:
Fuel surcharge revenues	(684.3)	(862.5)
Litigation and audit assessments	(2.9)	(62.2)
Acquisition-related costs	(0.9)	(0.3)
Property gain—net	—	50.9
Amortization of intangible assets	(2.7)	—
Sale of business	—	(5.0)
Adjusted total operating expenses	$4,511.7	$5,124.9

Operating revenues	$5,498.9	$6,604.4
Less: Fuel surcharge revenues	684.3	862.5
Revenues (excluding fuel surcharge)	$4,814.6	$5,741.9

Adjusted operating ratio	93.7%	89.3%
Adjusted net income

	Year Ended December 31,
(in millions)	2023	2022
Net income	$238.5	$457.8
Litigation and audit assessments	2.9	62.2
Acquisition-related costs	0.9	0.3
Property gain—net	—	(50.9)
Amortization of intangible assets	2.7	—
Sale of business	—	5.0
Income tax effect of non-GAAP adjustments (1)	(1.6)	(2.9)
Adjusted net income	$243.4	$471.5
(1)Our estimated tax rate on non-GAAP items is determined annually using the applicable consolidated federal and state effective tax rate, modified to remove the impact of tax credits and adjustments that are not applicable to the specific items. Due to differences in the tax treatment of items excluded from non-GAAP income, as well as the methodology applied to our estimated annual tax rates as described above, our estimated tax rate on non-GAAP items may differ from our GAAP tax rate and from our actual tax liabilities. There were no income tax effects related to the sale of business in 2022.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Enterprise Results Summary
Enterprise net income decreased $219.3 million, approximately 48%, in the year ended December 31, 2023 compared to 2022, primarily due to a $304.0 million decrease in income from operations, partially offset by the corresponding decrease in the provision for income taxes, and a $6.1 million favorable change in total other income—net primarily related to our equity investments. Pre-tax equity investment net gains were $19.7 million and $13.7 million for 2023 and 2022, respectively.
Adjusted net income decreased $228.1 million, approximately 48%.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $1,105.5 million, approximately 17%, in the year ended December 31, 2023 compared to 2022.
Factors contributing to the decrease were as follows:
•a $562.5 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order due to a softer demand environment, a decline in brokerage volumes, and a reduction in port dray revenues;
•a $236.7 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to a decrease in revenue per order and orders;
•a $178.2 million decrease in fuel surcharge revenues resulting from decreased fuel prices in 2023 compared to 2022; and
•an $80.9 million decrease in Truckload segment revenues (excluding fuel surcharge) driven by a decline in revenue per truck per week within our network business, partially offset by an increase in dedicated volumes due to organic growth and the M&M acquisition and revenue per truck per week.
Enterprise revenues (excluding fuel surcharge) decreased $927.3 million, approximately 16%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $304.0 million, approximately 51%, in the year ended December 31, 2023 compared to 2022, primarily due to a decrease in net revenue per order in Logistics, revenue per order in Intermodal, and revenue per truck per week in our Truckload network business. A net gain on sale of $50.9 million in 2022 in connection with the sale of our Canadian facility, the revenue impacts of volume declines within our brokerage business and Intermodal, and incremental equipment depreciation costs also contributed to the decrease. These factors were partially offset by a $57.0 million adverse judgment related to a lawsuit with former owners of WSL in 2022 and an increase in Truckload volumes attributable to organic dedicated growth and the M&M acquisition in the third quarter of 2023, as well as revenue per truck per week within the Truckload dedicated business. Lower rail and owner-operator purchased transportation costs, equipment rental expense, performance-based incentive compensation, and rail storage expense in 2023 also partially offset the decreases in income from operations discussed above.
Adjusted income from operations decreased $314.1 million, approximately 51%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the same period in 2022.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $718.4 million, or 25%, year over year, primarily resulting from decreased third-party carrier costs within Logistics due to lower purchased transportation costs per order and brokerage volumes, as well as lower rail purchased transportation resulting from a decrease in both rail cost per mile and orders in Intermodal. Owner-operator purchased transportation costs also declined due to lower pay per mile and a reduction in owner-operator capacity within Truckload.
•Salaries, wages, and benefits decreased $16.9 million, or 1%, year over year, largely due to a decrease in performance-based incentive compensation, office salaries and wages driven by lower headcount, and healthcare costs as a result of claims favorability and lower plan utilization. These factors were partially offset by higher driver salaries, wages, and benefits as a result of the M&M acquisition and organic dedicated growth.
•Fuel and fuel taxes for company trucks decreased $83.6 million, or 16%, year over year, driven by a decrease in cost per gallon, partially offset by an increase in company driver miles within Truckload. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $32.5 million, or 9%, year over year, mainly due to additional depreciation expense resulting from trailer growth within Truckload, inflationary unit cost increases for new equipment, a reduction in tractor age of fleet, and incremental depreciation and amortization expense related to the M&M acquisition.
•Operating supplies and expenses—net increased $42.0 million, or 8%, year over year, driven by a $50.9 million net gain in 2022 related to the sale of the Company’s Canadian facility and higher cost of goods sold in our leasing business due to lease mix and an increase in lease activity in 2023. These factors were partially offset by a decrease in equipment rental expense as a result of improved port fluidity, lower port dray volumes, and an increase in the percentage of dray moves performed by company drivers in 2023; lower rail storage expense due to improved yard fluidity; and an increase in gains on sales of equipment due to a higher quantity of units sold.

•Insurance and related expenses increased $11.3 million, or 11%, year over year, primarily due to an increase in auto liability insurance costs relating to unfavorable claims severity largely related to two recent claims, as well as higher cargo and collision losses in 2023 compared to 2022.
•Other general expenses decreased $68.4 million, or 32%, year over year, primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL in 2022, lower professional service fees, and a decrease in driver onboarding costs due to lower cost per hire and fewer driver hires due to market conditions. These items were partially offset by an increase in bad debt expense.
Total Other Expenses (Income)
Total other income increased $6.1 million in the year ended December 31, 2023 compared to 2022, driven primarily by pre-tax net gains on our equity investments of $19.7 million in 2023 compared to $13.7 million in 2022 and an increase in interest income of $4.1 million due to higher interest rates. These factors were partially offset by an increase in interest expense of $4.6 million due to higher debt balances in 2023 compared to 2022. See Note 5, Investments, for more information on our equity investments.
Income Tax Expense
Our provision for income taxes decreased $78.6 million, approximately 54%, in the year ended December 31, 2023 compared to 2022 due to lower taxable income and a lower effective income tax rate. Our effective income tax rate was 22.1% for the year ended December 31, 2023 compared to 24.2% in 2022 with the decrease driven by valuation allowance changes and increases in tax credits for new electric vehicles and qualified research and development costs. While we anticipate that our ongoing effective tax rate will be 24.0% - 25.0%, our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Year Ended December 31,
Revenues by Segment (in millions)	2023	2022
Truckload	$2,155.7	$2,236.6
Intermodal	1,050.7	1,287.4
Logistics	1,393.7	1,956.2
Other	333.4	364.0
Fuel surcharge	684.3	862.5
Inter-segment eliminations	(118.9)	(102.3)
Operating revenues	$5,498.9	$6,604.4

	Year Ended December 31,
Income (Loss) from Operations by Segment (in millions)	2023	2022
Truckload	$170.7	$352.2
Intermodal	71.0	165.1
Logistics	45.9	141.2
Other	8.8	(58.1)
Income from operations	296.4	600.4
Adjustments:
Litigation and audit assessments	2.9	62.2
Acquisition-related costs	0.9	0.3
Property gain—net	—	(50.9)
Amortization of intangible assets	2.7	—
Sale of business	—	5.0
Adjusted income from operations	$302.9	$617.0

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
•Network - Transportation services of one-way shipments.
M&M and deBoer impacts are included within dedicated operations beginning in the third quarters of 2023 and 2022, respectively.

	Year Ended December 31,
	2023	2022
Dedicated
Revenues (excluding fuel surcharge) (1)	$1,272.0	$1,190.4
Average trucks (2) (3)	6,233	5,915
Revenue per truck per week (4)	$4,011	$3,948
Network
Revenues (excluding fuel surcharge) (1)	$884.5	$1,045.1
Average trucks (2) (3)	4,374	4,534
Revenue per truck per week (4)	$3,974	$4,522
Total Truckload
Revenues (excluding fuel surcharge) (5)	$2,155.7	$2,236.6
Average trucks (2) (3)	10,607	10,449
Revenue per truck per week (4)	$3,996	$4,197
Average company trucks (3)	8,695	8,438
Average owner-operator trucks (3)	1,912	2,011
Trailers (6)	47,460	43,950
Operating ratio (7)	92.1%	84.3%
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
Truckload revenues (excluding fuel surcharge) decreased $80.9 million, approximately 4%, for the year ended December 31, 2023 compared to 2022. Rate per loaded mile decreased 7% due to market conditions, which was partially offset by a 3% increase in volume largely driven by increased volume within dedicated due to organic and acquisitive growth.
Truckload income from operations decreased $181.5 million, approximately 52%, in the year ended December 31, 2023 compared to 2022. Factors contributing to the decrease in income from operations included a $50.9 million net gain related to the sale of the Company’s Canadian facility in 2022, higher driver pay due to additional drivers in dedicated as a result of new business growth and the M&M acquisition, and incremental depreciation due to business growth, inflationary cost pressures on equipment, and M&M. Additional bad debt expense and higher claims costs due to an increase in severity also contributed to the decrease. These items were partially offset by lower owner-operator and third-party carrier costs and higher gains on equipment sales, primarily due to an increase in the number of units sold.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Year Ended December 31,
	2023	2022
Orders (1)	415,095	453,218
Containers	26,991	28,035
Trucks (2)	1,485	1,588
Revenue per order (3)	$2,530	$2,845
Operating ratio (4)	93.2%	87.2%
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
Intermodal revenues (excluding fuel surcharge) decreased $236.7 million, approximately 18%, in the year ended December 31, 2023 compared to 2022. This was driven by a decrease in revenue per order of $315, or 11%, primarily due to a decrease in price and a change in mix. Additionally, orders decreased 8% driven by market conditions.
Intermodal income from operations decreased $94.1 million, approximately 57%, in the year ended December 31, 2023 compared to 2022 mainly due to factors impacting revenues discussed above, partially offset by lower rail-related costs and dray execution costs resulting from the mix of company driver drays.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Year Ended December 31,
	2023	2022
Operating ratio (1)	96.7%	92.8%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $562.5 million, approximately 29%, in the year ended December 31, 2023 compared to 2022. This was mainly the result of a decrease in revenue per order and volume within our brokerage business. Port dray revenues decreased as well due to reduced freight volume and improved port fluidity in 2023.
Logistics income from operations decreased $95.3 million, approximately 67%, in the year ended December 31, 2023 compared to 2022. Net revenue per order decreased primarily due to the factors related to revenue discussed above, partially offset by a decrease in third-party transportation costs as both volume and per order costs decreased.
Other
Included in Other was income from operations of $8.8 million in the year ended December 31, 2023 compared to a loss of $58.1 million in 2022. The change was primarily due to a $57.0 million adverse settlement related to a lawsuit with former owners of WSL in 2022, a decrease in performance-based incentive compensation expense, $5.2 million of expense related to an adverse audit assessment over the applicability of state sales tax in 2022, and a $5.0 million loss related to the sale of the Asia business in 2022. This was partially offset by lower income from operations in our leasing business and $2.9 million of additional interest and penalties related to the sales tax audit assessment. See Note 13, Commitments and Contingencies, for more information.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $150.0 million receivables purchase agreement maturing in July 2024, for which our combined available capacity as of December 31, 2023 was $213.2 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We had maximum borrowings under the facilities of $141.0 million during the year ended December 31, 2023. We anticipate that cash generated from operations, together with amounts available under our credit and receivables purchase agreement, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and finance lease obligations as of the dates shown.

(in millions)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$102.4	$385.7
Marketable securities	57.2	45.9
Total cash, cash equivalents, and marketable securities	$159.6	$431.6

Debt:
Senior notes	$185.0	$205.0
Receivables purchase agreement	60.0	—
Credit agreement	45.0	—
Finance leases	12.1	10.1
Total debt and finance lease obligations	$302.1	$215.1
Debt
At December 31, 2023, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$680.0	$856.4
Net cash used in investing activities	(907.6)	(598.8)
Net cash used in financing activities	(55.7)	(116.7)
Operating Activities
Net cash provided by operating activities decreased $176.4 million, approximately 21%, during 2023 compared to 2022. The decrease was a result of a decrease in net income adjusted for various noncash charges and an increase in cash used for working capital. Working capital changes were driven by an increase in cash used for other liabilities largely related to the decrease in accrued performance-based incentive compensation along with a decrease in cash provided by other receivables, partially offset by a decrease in cash used for other assets and payables and an increase in cash provided by trade accounts receivable which corresponds with the decrease in revenues.

Investing Activities
Net cash used in investing activities increased $308.8 million, approximately 52%, during 2023 compared to 2022. The increase was primarily driven by an increase in cash used for acquisitions related to the 2023 acquisition of M&M and an increase in net capital expenditures.
Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Year Ended December 31,
(in millions)	2023	2022
Purchases of transportation equipment	$660.1	$535.1
Purchases of other property and equipment	42.3	52.9
Proceeds from sale of property and equipment	(128.6)	(126.3)
Net capital expenditures	$573.8	$461.7
Net capital expenditures increased $112.1 million in 2023 compared to 2022. The increase was driven by a $125.0 million increase in purchases of transportation equipment driven by replacement equipment reducing tractor age of fleet, growth capital, and higher costs for new equipment. Proceeds from the sale of property and equipment were comparable year over year as 2023 had more proceeds from equipment sales compared to 2022 which included the proceeds from the sale of the Canada property. The year over year increase in proceeds from equipment sales was largely due to the increased quantity of units sold.
We currently anticipate 2024 net capital expenditures to be $400.0 - $450.0 million.
Financing Activities
Net cash used in financing activities decreased $61.0 million, approximately 52%, during 2023 compared to 2022 primarily due to $105.0 million of net proceeds from our revolving credit agreements and $50.0 million of proceeds from long-term debt in 2023, partially offset by $66.9 million of treasury stock repurchases, $10.0 million of additional private placement note repayments in 2023, and an additional $7.9 million of dividend payments.
Off-Balance Sheet Arrangements
As of December 31, 2023, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
As of December 31, 2023, we had contractual obligations related to our long-term debt, inclusive of our credit and receivables purchase agreement, of $290.0 million and $20.8 million for principal borrowings and interest, respectively, which become due through 2027. See Note 7, Debt and Credit Facilities, for additional information regarding our debt obligations. We also have contractual obligations for finance and operating leases and purchase commitments related to agreements to purchase transportation equipment. See Note 8, Leases, and Note 13, Commitments and Contingencies, respectively, for additional information regarding our lease and purchase commitment obligations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that impact the amounts reported in our consolidated financial statements and accompanying notes. Therefore, these estimates and assumptions affect reported amounts of assets, liabilities, revenue, expenses, and associated disclosures of contingent liabilities. Management evaluates these estimates on an ongoing basis, using historical experience, consultation with third parties, and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position, or results of operations resulting from revisions to these estimates are recognized in the accounting period in which the facts that give rise to the revision become known.
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
Our reserves represent accruals for the estimated self-insured and reinsured portions of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved, estimates of future claims development, and the legal and other costs to settle or defend the claims. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. At December 31, 2023 and 2022, we had an accrual of $178.4 million and $164.9 million, respectively, for estimated claims net of reinsurance receivables.
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
Our goodwill balance at December 31, 2023 and 2022 was $331.7 million and $228.2 million, respectively. Goodwill is evaluated for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate the carrying value is not recoverable. A reporting unit can be a segment or business within a segment, and reporting units can be aggregated to the extent they share similar economic characteristics. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair values of our reporting units are less than their respective carrying values. Examples of qualitative factors that are assessed include our share price, financial performance, market and competitive factors in our industry, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. In the quantitative impairment evaluation, the carrying value of a reporting unit, including goodwill, is compared with its fair value. We base our fair value estimation on a valuation, which uses a combination of (1) an income approach based on the present value of estimated future cash flows and (2) market approaches based on EBITDA valuation multiples of comparable companies and transactions. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded equal to that excess.

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
The Company acquired M&M in 2023 and deBoer in 2022. As a result of these acquisitions, we recorded additions to our goodwill of $103.5 million and $6.1 million, respectively, within the VTL-Dedicated reporting unit.
Prior to the fourth quarter of 2023, the Company had three reporting units with goodwill subject to impairment testing: MLS, VTL-Dedicated, and Import/Export. Quantitative goodwill impairment tests were performed for all three reporting units as of October 31, 2023, and their fair values were substantially in excess of their respective carrying values.
With the expansion of our dedicated business through recent acquisition, we reorganized the operating segments within Truckload into Dedicated; Van Network; and Bulk during the fourth quarter of 2023. As a result of this segment reorganization, we aggregated the MLS and VTL-Dedicated components, as they share similar economic characteristics, and tested the goodwill at the Dedicated operating segment level. The fair value of the Dedicated operating segment goodwill was also substantially in excess of its carrying value. Going forward, our goodwill impairment test will be performed at the Dedicated operating segment level.
There were no triggering events identified from the date of our assessment through December 31, 2023 that would require an update to our annual impairment test. If future operating performance of our Dedicated or Import/Export reporting units is below our expectations, or there are changes to forecasted growth rates or our cost of capital, a decline in the fair value of the reporting units could result, and we may be required to record a goodwill impairment charge. See Note 6, Goodwill and Other Intangible Assets, for more information.
Business Combinations
We record assets acquired and liabilities assumed in a business combination under the acquisition method of accounting where consideration is first assigned to identifiable assets and liabilities based on estimated fair values, with any excess recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date.
Determining the fair value of assets acquired and liabilities assumed requires significant judgment, including the selection of valuation methodologies. For our recent acquisitions, fair value estimates of acquired property and equipment were based on independent appraisals that gave consideration to the highest and best use of the assets. The transportation equipment; land, buildings, and improvements; and other property and equipment appraisals used one, or a combination, of the market, income (direct capitalization), or sales comparison approaches. Significant estimates and assumptions, including recent sales prices of similar equipment, asset condition, and current and anticipated market trends, were used in determining the fair values of these assets. The assistance of an independent third-party valuation firm was used to determine the estimated fair values and useful lives of finite-lived intangible assets including customer relationships and trademarks. Valuation methods used were based on income-based approaches including the multi-period excess earnings method and relief from royalty method for customer relationships and trademarks, respectively. Non-compete agreements were recorded based on amounts paid at closing. Assumptions used in the intangible valuations include forecasted revenue growth rates, future cash flows, useful lives of intangible assets acquired, and our cost of capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in certain commodity prices, inflation, and interest rates. All of these market risks arise in the normal course of business, as we do not engage in speculative trading activities. We have established policies, procedures, and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.
Commodity Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices will raise our operating costs, even after applying fuel surcharge revenues. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The average diesel price per gallon in the U.S., as reported by the Department of Energy, decreased from $4.96 per gallon for fiscal year 2022 to $4.23 per gallon for fiscal year 2023. We cannot predict the extent or speed of potential changes in fuel prices in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset future increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past but continue to evaluate this possibility.
Inflation Risk
Inflation can have an unfavorable impact on our operating costs, and a prolonged period of inflation could cause interest rates, fuel, wages, healthcare and other employee benefits, transportation equipment and related maintenance, insurance premiums, and other costs to increase, which would adversely affect our results of operations unless freight rates correspondingly increase. While inflation has stabilized during 2023, the prior two years have seen considerable price inflation where we experienced increases in our fuel, transportation equipment, labor and third-party capacity, tire, and maintenance costs. A resumption of an upward inflationary environment could harm our business, financial condition, and results of operations.
Interest Rate Risk
We have exposure from variable interest rates primarily related to borrowings under our accounts receivable securitization facility and our revolving credit facility which bear interest based on the one-month Term SOFR. See Note 7, Debt and Credit Facilities. We manage interest rate exposure through a mix of variable and fixed rate debt and lease financing. As of December 31, 2023, our weighted average interest rate for our variable rate debt instruments was 6.36%. Based on our level of borrowings as of December 31, 2023, our annual interest expense would increase by $1.1 million assuming a one percentage point increase in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Schneider National, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Schneider National, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company is self-insured for various claims, which primarily relate to accident-related claims for personal injury, collision, and comprehensive compensation, along with workers' compensation. Claims accruals represent accruals for pending claims, including adverse development of known claims, as well as incurred but not reported claims. The claims accruals are based on estimated or expected losses for claims considering the nature and severity of each claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, the specific facts of individual cases, the jurisdictions involved for each case, estimates of future claims development, and the legal and other costs to settle or defend the claims. At December 31, 2023 and 2022, the Company had an accrual of $178.4 million and $164.9 million, respectively, for estimated claims net of reinsurance receivables.
The subjectivity of estimating the claims accruals for pending claims and incurred but not reported claims requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether claims accruals are appropriately stated as of December 31, 2023.

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
•We evaluated the methods and assumptions used by management to estimate claims accruals by:
◦Testing the underlying data and inputs for completeness and accuracy that served as the basis for the actuarial analysis, including reconciling the claims data to the Company’s actuarial analysis, testing the annual exposure data, and testing current year claims and payment data.
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
Goodwill Valuation – Midwest Logistics Systems Reporting Unit prior to Operating Segment Realignment — Refer to Note 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for potential impairment involves comparing the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of (1) an income approach based on the present value of estimated future cash flows and (2) market approaches based on Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”) valuation multiples of comparable companies and transactions. Significant judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in impairment evaluations, such as forecasted growth rates and cost of capital could have significant impacts in determining the fair value of reporting units, the amount of any goodwill impairment charge, or both. Prior to the Company’s segment realignment on October 31, 2023, management tested the Midwest Logistics Systems (“MLS”) reporting unit goodwill balance, which was $104.3 million, in which the fair value of MLS exceeded its carrying value, and therefore, no impairment was recognized.
The subjectivity of management’s estimates and assumptions related to the discount rate, forecasts of future revenues and profitability, and EBITDA valuation multiples requires a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate, forecasts of future revenues and profitability, and EBITDA valuation multiples for the MLS reporting unit included the following, among others:
•We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate, forecasts of future revenues and profitability, and EBITDA valuation multiples.
•We evaluated the reasonableness of management’s forecasts for both revenue and profitability by comparing the forecasts to (1) historical results, (2) internal communications to the Board of Directors, (3) forecasted information in industry reports, and (4) obtaining long-term customer contracts which support near-term revenue growth projections.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by (1) testing the source information underlying the determination of the discount rate, (2) testing the mathematical accuracy of the calculations, and (3) developing a range of independent estimates and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the EBITDA valuation multiples selected by (1) testing the source information underlying the determination of the discount rate, (2) testing the mathematical accuracy of the calculations, and (3) assessing the appropriateness of the guideline companies and transactions.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 23, 2024
We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Schneider National, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at M&M Transport Services, LLC, which was acquired on August 1, 2023, and whose financial statements constitute 5.7% of total assets of the consolidated financial statement total assets and 1.3% of operating revenues of the consolidated financial statement operating revenues as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at M&M Transport Services, LLC.
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
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 23, 2024

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating revenues	$5,498.9	$6,604.4	$5,608.7
Operating expenses:
Purchased transportation	2,184.5	2,902.9	2,657.7
Salaries, wages, and benefits	1,359.1	1,376.0	1,149.5
Fuel and fuel taxes	437.4	521.0	281.4
Depreciation and amortization	382.5	350.0	296.2
Operating supplies and expenses—net	576.0	534.0	462.4
Insurance and related expenses	114.3	103.0	82.4
Other general expenses	148.7	217.1	134.8
Goodwill impairment charge	—	—	10.6
Total operating expenses	5,202.5	6,004.0	5,075.0
Income from operations	296.4	600.4	533.7
Other expenses (income):
Interest income	(7.0)	(2.9)	(2.1)
Interest expense	14.2	9.6	12.5
Other income—net	(16.9)	(10.3)	(18.7)
Total other income—net	(9.7)	(3.6)	(8.3)
Income before income taxes	306.1	604.0	542.0
Provision for income taxes	67.6	146.2	136.6
Net income	238.5	457.8	405.4
Other comprehensive income (loss):
Foreign currency translation adjustment—net	0.5	(1.5)	0.1
Net unrealized gains (losses) on marketable securities—net of tax	1.1	(3.5)	(0.9)
Total other comprehensive income (loss)—net	1.6	(5.0)	(0.8)
Comprehensive income	$240.1	$452.8	$404.6

Weighted average shares outstanding	177.3	177.9	177.6
Basic earnings per share	$1.35	$2.57	$2.28

Weighted average diluted shares outstanding	178.2	178.8	178.1
Diluted earnings per share	$1.34	$2.56	$2.28

Dividends per share of common stock	$0.36	$0.32	$0.28
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$102.4	$385.7
Marketable securities	57.2	45.9
Trade accounts receivable—net of allowance of $15.0 million and $13.7 million, respectively	575.7	643.7
Other receivables	61.9	21.3
Current portion of lease receivables—net of allowance of $1.0 million and $1.3 million, respectively	93.3	111.2
Inventories—net	117.9	53.0
Prepaid expenses and other current assets	102.5	89.5
Total current assets	1,110.9	1,350.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,781.0	3,410.7
Land, buildings, and improvements	226.1	219.0
Other property and equipment	180.2	174.1
Total property and equipment	4,187.3	3,803.8
Less accumulated depreciation	1,605.6	1,523.8
Net property and equipment	2,581.7	2,280.0
Lease receivables	130.2	163.1
Internal use software and other noncurrent assets	402.7	296.6
Goodwill	331.7	228.2
Total noncurrent assets	3,446.3	2,967.9
Total Assets	$4,557.2	$4,318.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$241.3	$276.7
Accrued salaries, wages, and benefits	66.7	97.8
Claims accruals—current	89.2	75.5
Current maturities of debt and finance lease obligations	104.5	73.3
Other current liabilities	104.5	113.6
Total current liabilities	606.2	636.9
Noncurrent Liabilities:
Long-term debt and finance lease obligations	197.6	141.8
Claims accruals—noncurrent	92.7	95.2
Deferred income taxes	595.7	538.2
Other noncurrent liabilities	108.2	68.9
Total noncurrent liabilities	994.2	844.1
Total Liabilities	1,600.4	1,481.0
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,796,669 and 95,655,907 shares issued, and 92,931,242 and 94,993,144 shares outstanding, respectively	—	—
Additional paid-in capital	1,595.2	1,584.4
Retained earnings	1,431.9	1,257.8
Accumulated other comprehensive loss	(3.4)	(5.0)
Treasury stock at cost (2,505,267 and no shares)	(66.9)	—
Total Shareholders’ Equity	2,956.8	2,837.2
Total Liabilities and Shareholders’ Equity	$4,557.2	$4,318.2
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$238.5	$457.8	$405.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382.5	350.0	296.2
Goodwill impairment	—	—	10.6
Gains on sales of property and equipment—net	(28.7)	(85.7)	(63.9)
Proceeds from lease receipts	74.9	83.5	75.8
Loss on sale of business	—	5.0	—
Deferred income taxes	55.8	83.0	2.0
Long-term incentive and share-based compensation expense	15.8	16.5	14.4
Gains on investments in equity securities—net	(19.7)	(13.7)	(21.6)
Other noncash items—net	0.5	(15.2)	(4.4)
Changes in operating assets and liabilities:
Receivables	42.4	51.6	(162.0)
Other assets	(21.2)	(43.4)	(46.0)
Payables	(32.6)	(42.2)	70.2
Claims reserves and receivables—net	9.4	8.5	6.8
Other liabilities	(37.6)	0.7	(17.4)
Net cash provided by operating activities	680.0	856.4	566.1
Investing Activities:
Purchases of transportation equipment	(660.1)	(535.1)	(399.4)
Purchases of other property and equipment	(42.3)	(52.9)	(49.5)
Proceeds from sale of property and equipment	128.6	126.3	177.8
Proceeds from sale of off-lease inventory	34.6	25.8	17.0
Purchases of lease equipment	(105.2)	(105.6)	(91.7)
Proceeds from government grants	14.6	—	—
Proceeds from marketable securities	6.2	6.2	14.6
Purchases of marketable securities	(16.2)	(7.6)	(18.7)
Investments in equity securities and equity method investment	(17.6)	(24.2)	(5.2)
Investment in note receivable	(10.0)	—	—
Acquisitions and sale of business, net of cash acquired	(240.2)	(31.7)	(271.3)
Net cash used in investing activities	(907.6)	(598.8)	(626.4)
Financing Activities:
Proceeds under revolving credit agreements	186.0	—	—
Payments under revolving credit agreements	(81.0)	—	—
Proceeds from long-term debt	50.0	—	—
Payments of debt and finance lease obligations	(73.9)	(62.0)	(40.8)
Dividends paid	(63.6)	(55.7)	(49.6)
Repurchases of common stock	(66.9)	—	—
Other financing activities	(6.3)	1.0	—
Net cash used in financing activities	(55.7)	(116.7)	(90.4)
Net increase (decrease) in cash and cash equivalents	(283.3)	140.9	(150.7)
Cash and Cash Equivalents:
Beginning of period	385.7	244.8	395.5
End of period	$102.4	$385.7	$244.8

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$8.7	$13.0	$14.6
Dividends declared but not yet paid	16.9	16.2	14.1
Noncash equity method investment	3.3	—	—
Sale of assets in exchange for notes receivable	—	2.3	—
Cash paid during the period for:
Interest	10.2	9.3	11.6
Income taxes—net of refunds	67.6	52.8	145.9
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2020	$—	$1,552.2	$502.5	$0.8	$—	$2,055.5
Net income	—	—	405.4	—	—	405.4
Other comprehensive loss	—	—	—	(0.8)	—	(0.8)
Share-based compensation expense	—	14.6	—	—	—	14.6
Dividends declared at $0.28 per share of Class A and Class B common shares	—	—	(50.1)	—	—	(50.1)
Share issuances	—	0.9	—	—	—	0.9
Exercise of employee stock options	—	0.7	—	—	—	0.7
Shares withheld for employee taxes	—	(2.4)	—	—	—	(2.4)
Balance—December 31, 2021	—	1,566.0	857.8	—	—	2,423.8
Net income	—	—	457.8	—	—	457.8
Other comprehensive loss	—	—	—	(5.0)	—	(5.0)
Share-based compensation expense	—	17.2	—	—	—	17.2
Dividends declared at $0.32 per share of Class A and Class B common shares	—	—	(57.8)	—	—	(57.8)
Share issuances	—	0.2	—	—	—	0.2
Exercise of employee stock options	—	3.4	—	—	—	3.4
Shares withheld for employee taxes	—	(2.4)	—	—	—	(2.4)
Balance—December 31, 2022	—	1,584.4	1,257.8	(5.0)	—	2,837.2
Net income	—	—	238.5	—	—	238.5
Other comprehensive income	—	—	—	1.6	—	1.6
Share-based compensation expense	—	17.0	—	—	—	17.0
Dividends declared at $0.36 per share of Class A and Class B common shares	—	—	(64.4)	—	—	(64.4)
Repurchases of common stock	—	—	—	—	(66.9)	(66.9)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	0.1	—	—	—	0.1
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—December 31, 2023	$—	$1,595.2	$1,431.9	$(3.4)	$(66.9)	$2,956.8
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

(in millions)	December 31, 2023	December 31, 2022
Tractors and trailing equipment for sale or lease	$99.0	$35.8
Replacement parts	17.5	15.7
Tires and other	1.4	1.5
Total	$117.9	$53.0
Investments in Marketable Securities
Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Our marketable securities are accounted for under ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Under this guidance, credit losses are recorded through an allowance for credit losses rather than as a direct write-down to the security, and unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of December 31, 2023 and 2022. Cost basis is determined using the specific identification method.
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

2023
Tractors	3 - 8 years
Trailing equipment	6 - 20 years
Other transportation equipment	4 - 5 years
Buildings and improvements	5 - 25 years
Other property	3 - 10 years
Salvage values, when applicable, generally range from 0% - 30% or 0% - 25% of the original cost for tractors and trailing equipment, respectively, and reflect agreements with tractor suppliers for residual or trade-in values for certain new equipment.
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
Gains and losses on the sale or other disposition of equipment are based on the difference between the proceeds received less costs to sell and the net book value of the assets disposed. Gains and losses are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net in the consolidated statements of comprehensive income. For the years ended December 31, 2023, 2022, and 2021, we recognized $28.7 million of net gains, $85.7 million of net gains, and $63.9 million of net gains on the sale of property and equipment, respectively. Net gains for 2022 were primarily related to the sale of the Company’s Canadian facility.

Assets Held for Sale
Assets held for sale consist of transportation equipment and are included in prepaid expenses and other current assets in the consolidated balance sheets. Reclassification to assets held for sale occurs when the required criteria, as defined by ASC 360, Property, Plant and Equipment, are satisfied.
Assets held for sale are evaluated for impairment when transferred to held for sale status or when impairment indicators are present. The carrying amount of assets held for sale is not recoverable if the carrying amount exceeds the fair value less estimated costs to sell the asset. An impairment loss is recorded for the excess of the asset’s carrying amount over its fair value less estimated costs to sell. Impairment losses are recorded in operating supplies and expenses—net in the consolidated statements of comprehensive income. We recorded no significant impairment losses for the years ended December 31, 2023, 2022, or 2021.
Assets held for sale by segment as of December 31, 2023 and 2022 were as follows:

(in millions)	2023	2022
Truckload	$22.1	$21.0
Intermodal	6.7	0.8
Total	$28.8	$21.8
Internal Use Software and Cloud Computing Arrangements
We capitalize certain costs incurred to acquire, develop, or modify software to meet the Company’s internal needs. Only costs incurred during the application development stage are capitalized once the preliminary project stage is complete and management has committed to funding the project. Internal use software costs are amortized on a straight-line basis primarily over five years, or the expected useful life if different, with amortization expense recorded within depreciation and amortization on the consolidated statements of comprehensive income. We recorded $25.2 million, $24.5 million, and $20.2 million of amortization expense related to internal use software during the years ended December 31, 2023, 2022, and 2021, respectively.
Under ASU 2018-15, we capitalize certain implementation costs for internal use software incurred in a CCA that is a service contract. CCA implementation costs are amortized on a straight-line basis over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. Amortization expense is recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income, similar to the related hosting fees. We recorded $4.7 million, $1.3 million, and $1.0 million of amortization expense related to CCA implementation costs during the years ended December 31, 2023, 2022, and 2021, respectively.
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
The following table provides information related to our internal use software and CCA implementation costs as of the dates shown.

(in millions)	December 31, 2023	December 31, 2022
Internal use software	$325.6	$341.3
Less accumulated amortization	242.3	249.5
Net internal use software	$83.3	$91.8

CCA implementation costs	$35.9	$27.2
Less accumulated amortization	7.0	2.3
Net CCA implementation costs (1)	$28.9	$24.9
(1)On the consolidated balance sheets, the current portion of CCA implementation costs are included within prepaid expenses and other current assets and amounted to $6.7 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively, and the noncurrent portion is included in internal use software and other noncurrent assets and amounted to $22.2 million and $23.5 million for the years ended December 31, 2023 and 2022, respectively.

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
For the years ended December 31, 2023, 2022, and 2021, no customer accounted for more than 10% of our consolidated revenues.
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
Treasury Stock
In 2023, the Company approved a stock repurchase program (the “Share Repurchase Program”) in which it periodically purchases its own common stock to offset the dilutive effects of equity grants to employees over time. The Inflation Reduction Act of 2022 subjects repurchases to a 1% nondeductible excise tax, which is included in the cost. The repurchased stock is classified as treasury stock on the consolidated balance sheets and is held at cost.
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
Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred but not reported claims. We do not discount our estimated losses. At December 31, 2023 and 2022, we had an accrual of $178.4 million and $164.9 million, respectively, for estimated claims net of reinsurance receivables. In addition, we are required to pay certain advanced deposits and monthly premiums. At December 31, 2023 and 2022, we had an aggregate prepaid insurance asset of $9.6 million and $9.2 million, respectively, which represented prefunded premiums and deposits.
Government Grants
We have received grants from various California state organizations to be used towards the electrification of our fleet, inclusive of BEVs and charging stations. As there is no specific guidance under GAAP, we have elected to account for such grants under IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, using the gross presentation model for the balance sheet and the net presentation model for the income statement. In accordance with IAS 20’s net presentation model, government grants can be offset against the related expenditures on the income statement when there is reasonable assurance that (1) the recipient will comply with the relevant conditions and (2) the grant will be received.
During 2023, the Company placed assets in service that were purchased using grants from the EPA’s Targeted Airshed Grant (administered by the CARB) and the South Coast Air Quality Management District’s Joint Electric Truck Scaling Initiative. As of December 31, 2023, the Company believes the above conditions have been met, and for the year ended December 31, 2023, depreciation and amortization expense was reduced by $1.3 million in the consolidated statements of comprehensive income. As of December 31, 2023, the Company’s consolidated balance sheets included $2.1 million of grant receivables within other receivables and $2.4 million and $13.5 million in deferred grant income within other current liabilities and other noncurrent liabilities, respectively.
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
Accounting Standards Issued but Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This standard requires entities to disclose significant segment expenses that are regularly provided to the CODM, an amount and description of other segment items by reportable segment, all annual disclosures currently required under ASC 280 on an interim basis, if the CODM uses more than one measure of a segment’s profit or loss, at least one of the reported measures should be the measure most consistent with the measurement principle used in the consolidated financial statements, disclosure of title and position of CODM, as well as an explanation of how the CODM uses the reported measures in accessing performance and allocating resources, and a requirement for an entity with a single reportable segment to provide all of the disclosures required by this standard. This standard is effective for fiscal years beginning after December 15, 2023 with the interim requirement beginning within fiscal years beginning after December 15, 2024. We are currently evaluating the potential impacts of this update.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard requires additional income tax disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires entities to disclose information on revised quantitative thresholds and to disaggregate taxes by federal, state, and local jurisdictions. This is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the potential impacts of this update.

2. ACQUISITIONS

M&M Transport Services, LLC
On August 1, 2023 (“Acquisition Date”), we acquired 100% of the membership interest in M&M for $243.8 million, inclusive of cash and other working capital adjustments. M&M is a dedicated trucking company located primarily in New England with nearly 500 tractors and 1,900 trailers which we believe complements our dedicated operations.
The acquisition of M&M was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair value as of the Acquisition Date. Fair value estimates of acquired transportation equipment were based on an independent appraisal, giving consideration to the highest and best use of the assets with key assumptions based on the market approach. These inputs represent Level 3 measurements in the fair value hierarchy and required significant judgments and estimates at the time of valuation. The assistance of an independent third-party valuation firm was used to determine the estimated fair values and useful lives of finite-lived intangible assets including customer relationships and trademarks. Valuation methods used were the multi-period excess earnings method and relief from royalty method for customer relationships and trademarks, respectively. Non-compete agreements were recorded based on the amount paid at closing.
The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill within the Truckload segment. The goodwill is attributable to expected synergies and growth opportunities within our dedicated business and is expected to be deductible for tax purposes.
Acquisition-related costs, which consist of fees incurred for advisory, legal, and accounting services were $0.9 million and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the period ended December 31, 2023.
Certain amounts recorded in connection with the acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to indemnification assets and liabilities and deferred taxes.
During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. We anticipate finalizing the determination of fair value no later than July 31, 2024.
The preliminary purchase price allocation for M&M, which may be adjusted as we finalize our fair value estimates and provisional amounts, was as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	August 1, 2023 Opening Balance Sheet	Adjustments	Adjusted August 1, 2023 Opening Balance Sheet
Cash and cash equivalents	$3.6	$—	$3.6
Trade accounts receivable—net of allowance	15.1	—	15.1
Prepaid expenses and other current assets	3.0	—	3.0
Net property and equipment	77.8	—	77.8
Internal use software and other noncurrent assets	56.9	0.5	57.4
Goodwill	104.6	(1.1)	103.5
Total assets acquired	261.0	(0.6)	260.4

Trade accounts payable	1.4	—	1.4
Accrued salaries, wages, and benefits	5.3	—	5.3
Claims accruals—current	1.8	—	1.8
Other current liabilities	4.2	(1.3)	2.9
Other noncurrent liabilities	5.2	—	5.2
Total liabilities assumed	17.9	(1.3)	16.6

Net assets acquired	$243.1	$0.7	$243.8
The above adjustments made during the measurement period were primarily related to working capital, accrued taxes, and intangible assets.

The following unaudited pro forma revenues give effect to the acquisition had it been effective January 1, 2021. Combined unaudited pro forma operating revenues of the Company and M&M would have been approximately $5,569.6 million during the year ended December 31, 2023, $6,729.6 million during the year ended December 31, 2022, and $5,720.5 million during the year ended December 31, 2021, and our earnings for the same periods would not have been materially different.
deBoer Transportation, Inc.
We entered into a Securities Purchase Agreement, dated June 7, 2022, to acquire 100% of the outstanding equity of deBoer, a regional, dedicated carrier headquartered in Blenker, WI. The acquisition provided Schneider the opportunity to expand our tractor and trailer fleet primarily within our dedicated Truckload operations, as well as our company driver capacity. During the second half of 2022, the Company successfully transitioned equipment and employees from deBoer to Schneider, deBoer operations ceased, and equipment and drivers were deployed primarily within our Truckload segment.
The aggregate purchase price of the acquisition was approximately $34.6 million inclusive of certain cash and net working capital adjustments, and the assets acquired consisted primarily of rolling stock. The acquisition was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. The fair values of net assets acquired were determined using Level 3 inputs, and the excess of the purchase price over the estimated fair value of the net assets resulted in $7.7 million of goodwill being recorded within the Truckload segment at the time of acquisition. Following the acquisition, purchase price adjustments of $1.6 million were made relating to deferred taxes and certain working capital amounts resulting in an adjusted goodwill balance of $6.1 million as of December 31, 2022.
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
The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill within the Truckload segment. The goodwill is attributable to expected synergies and growth opportunities within our dedicated business and is expected to be deductible for tax purposes.
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
Combined unaudited pro forma operating revenues of the Company and MLS would have been approximately $5,816.0 million for the year ended December 31, 2021 and our earnings for the same period would not have been materially different.

3. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. M&M, MLS, and deBoer revenues since the acquisition dates are included within Transportation revenues, consistent with the remainder of our Truckload segment. The following table summarizes our revenues by type of service, which are explained in greater detail below.

	Year Ended December 31,
Disaggregated Revenues (in millions)	2023	2022	2021
Transportation	$5,102.0	$6,119.9	$5,166.7
Logistics Management	190.1	274.2	219.0
Other	206.8	210.3	223.0
Total operating revenues	$5,498.9	$6,604.4	$5,608.7
Transportation
Transportation revenues are generated from our Truckload and Intermodal segments, as well as from our brokerage business, which is included in the Logistics segment.
In the Transportation portfolio, our service obligation to customers is satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenue are generally consistent across these modes given the relatively short-term nature of each contract. For the majority of our transportation business, the “contract with a customer” is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of the Company’s influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by rate schedules that accompany negotiated contracts. Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income and consists primarily of transportation equipment. There was no revenue recorded in 2023 for freight movements in exchange for non-monetary consideration. The amount of operating revenues recorded for these services was $16.0 million and $6.3 million in 2022 and 2021, respectively.
Transportation orders are short-term in nature generally having terms of significantly less than one year. They do not include significant financing components. A small portion of revenues in our transportation business relate to fixed payments in our Truckload segment. These payments are due regardless of volumes, and in these arrangements, the master agreement rather than the individual order may be considered the “contract”. Refer to the Remaining Performance Obligations table below for more information on these fixed payments.
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

Remaining Performance Obligations (in millions)	December 31, 2023
Expected to be recognized within one year
Transportation	$27.2
Logistics Management	17.3
Expected to be recognized after one year
Transportation	36.6
Logistics Management	14.7
Total	$95.8
This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Other current assets—Contract assets	$23.7	$27.0	$33.8
Other current liabilities—Contract liabilities	—	2.6	3.2
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

4. FAIR VALUE

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value at
(in millions)	Level in Fair Value Hierarchy	December 31, 2023	December 31, 2022
Equity investment in TuSimple (1)	1	$0.3	$0.6
Marketable securities (2)	2	57.2	45.9
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
The fair value of the Company’s unsecured debt was $183.2 million and $199.1 million as of December 31, 2023 and 2022, respectively. The carrying value of the Company’s debt was $185.0 million and $205.0 million as of December 31, 2023 and 2022, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.

The recorded values of cash, trade accounts receivable, lease receivables, trade accounts payable, and amounts outstanding under revolving credit agreements approximate fair values.
We measure non-financial assets, such as assets held for sale and other long-lived assets, at fair value when there is an indicator of impairment and only when we recognize an impairment loss. The table below sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis during 2023.

(in millions)	Level in Fair Value Hierarchy	Fair Value at December 31, 2023
Assets held for sale (1)	2	$6.4
(1)Our held for sale transportation equipment is evaluated for impairment using market data upon classification as held for sale or as impairment indicators are present. If the carrying value of the assets held for sale exceeds the fair value, an impairment is recorded. All of the assets held for sale at December 31, 2023 were recorded at fair value. Refer to Note 1, Summary of Significant Accounting Policies, for further details on impairment charges.
As part of our acquisitions, certain assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Refer to Note 2, Acquisitions, for further details.

5. INVESTMENTS

Marketable Securities
The following table presents the maturities and values of our marketable securities as of the dates shown.

	December 31, 2023			December 31, 2022
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	8 to 86	$24.9	$22.9	$21.9	$19.3
Corporate debt securities	4 to 112	20.0	19.2	16.0	14.9
State and municipal bonds	6 to 178	15.5	15.1	12.4	11.7
Total marketable securities		$60.4	$57.2	$50.3	$45.9
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools; MLSI, a transportation technology development company and ChemDirect, a business to business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of December 31, 2023 and 2022 were $121.8 million and $86.0 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. In addition to our investment in MLSI, we also hold a $10.0 million note receivable from MLSI as of December 31, 2023. The note was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030.
The following table summarizes the activity related to these equity investments during the periods presented.

	Year Ended December 31,
(in millions)	2023	2022	2021
Investment in equity securities	$15.8	$24.0	$—

Upward adjustments (1)	20.0	25.8	13.9
Cumulative upward adjustments	72.0
(1)Our updated investment values were determined using the backsolve method, a valuation approach that primarily uses an option pricing model to value shares based on the price paid for recently issued shares.
Equity Investments with Readily Determinable Fair Values
Our non-controlling interest in TuSimple is accounted for under ASC 321, Investments - Equity Securities. In the years ended December 31, 2023 and 2022, the Company recognized pre-tax net losses of $0.3 million and $12.1 million, respectively, on its investment in TuSimple. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.

Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, an entity that provides a platform for shippers to track and manage their greenhouse gas emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the year ended December 31, 2023, we recorded losses in the amount of $0.1 million related to our investment, and the carrying value of our investment was $4.9 million as of December 31, 2023.
All of our equity investments, as well as our note receivable from MLSI, are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the years ended December 31, 2023 and 2022.

(in millions)	Truckload	Logistics	Total
Balance at December 31, 2021	$226.3	$14.2	$240.5
Acquisition (see Note 2)	7.7	—	7.7
Acquisition adjustments (see Note 2)	(20.0)	—	(20.0)
Balance at December 31, 2022	214.0	14.2	228.2
Acquisition (see Note 2)	104.6	—	104.6
Acquisition adjustments (see Note 2)	(1.1)	—	(1.1)
Balance at December 31, 2023	$317.5	$14.2	$331.7
During the year ended December 31, 2023, we recorded goodwill and made measurement period adjustments in conjunction with the acquisition of M&M which was recorded within the Truckload segment. Refer to Note 2, Acquisitions, for further details.
At December 31, 2023 and 2022, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
Goodwill is tested for impairment at least annually using the discounted cash flow, guideline public company, and guideline transaction methods to calculate the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. Key inputs used in the guideline public company and guideline transaction methods include EBITDA valuation multiples of comparable companies and transactions. If interest rates rise, growth rates decrease, or EBITDA valuation multiples of comparable companies and transactions decline, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.
During the fourth quarter of 2023 and 2022, annual impairment tests were performed for our reporting units with goodwill as of October 31, our assessment date. In 2023, as a result of reorganizing the operating segments within Truckload, two goodwill impairment tests were performed within our Truckload segment, one before the operating segment reorganization and one after the operating segment reorganization. Refer to Note 14, Segment Reporting, for further details on the segment reorganization. No impairments resulted as part of the 2023 or 2022 annual impairment tests.
During the year ended December 31, 2023, we recorded $40.3 million of customer relationships, $4.1 million of trademarks, and $5.4 million of non-compete agreements related to the acquisition of M&M. The weighted-average amortization period is 15.0 years for customer relationships and trademarks and 5.0 years for non-compete agreements for a total weighted-average amortization period of 13.9 years. Refer to Note 2, Acquisitions, for further details.
The identifiable finite lived intangible assets other than goodwill listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets.

	December 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$43.5	$1.8	$41.7	$3.2	$0.3	$2.9
Trademarks	10.9	1.5	9.4	6.8	0.7	6.1
Non-compete agreements	5.4	0.4	5.0	—	—	—
Total intangible assets	$59.8	$3.7	$56.1	$10.0	$1.0	$9.0
Amortization expense for intangible assets was $2.7 million and $1.0 million for the year ended December 31, 2023 and December 31, 2022, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	December 31, 2023
2024	$5.0
2025	5.0
2026	5.0
2027	5.0
2028	4.6
2029 and thereafter	31.5
Total	$56.1

7. DEBT AND CREDIT FACILITIES

As of December 31, 2023 and 2022, debt included the following:

(in millions)	December 31, 2023	December 31, 2022
Unsecured senior notes: principal payable at maturities ranging from 2024 through 2028; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 3.68% and 3.93% for 2023 and 2022, respectively	$185.0	$205.0
Credit agreement: matures November 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.43% for 2023.	45.0	—
Receivables purchase agreement: matures July 2024; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.28% for 2023.	60.0	—
Total debt and credit facilities	290.0	205.0
Current maturities	(100.0)	(70.0)
Long-term debt and credit facilities	$190.0	$135.0
Scheduled future debt principal payments are as follows:

(in millions)	December 31, 2023
2024	$100.0
2025	95.0
2026	—
2027	45.0
2028	50.0
Total	$290.0
Our Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. The 2022 Credit Facility also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. Standby letters of credit under these agreements amounted to $0.4 million and $0.1 million on December 31, 2023 and 2022, respectively, and were primarily related to the requirements of certain of our real estate leases.

Our Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”) allows us to borrow funds against qualifying trade receivables at rates based on the Term SOFR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. At December 31, 2023 and 2022, standby letters of credit under this agreement amounted to $81.4 million and $77.1 million and were primarily related to the requirements of certain of our insurance obligations.
On August 30, 2023, Schneider National Leasing, Inc. (“SNL”), a wholly-owned subsidiary of the Company, issued and sold $50.0 million in notes pursuant to the Private Shelf Agreement to certain affiliates of PGIM, Inc. (“Prudential”). The notes represent senior promissory notes of SNL, bear interest of 5.63% per year, are payable semiannually, and will mature on August 30, 2028.
The credit agreements and the guaranty agreements relating to the unsecured senior notes contain various financial and other covenants, including required minimum consolidated net worth, consolidated net debt, limitations on indebtedness, transactions with affiliates, shareholder debt, and restricted payments. The credit agreements and senior notes contain change of control provisions pursuant to which a change of control is defined to mean the Schneider family no longer owns more than 50% of the combined voting power of our capital shares. A change of control event causes an immediate termination of unused commitments under the credit agreements and requires repayment of all outstanding borrowings plus accrued interest and fees. The senior notes require us to provide notice to the note holders offering prepayment of the outstanding principal along with interest accrued to the date of prepayment. The prepayment date is required to be within 20 to 60 days from the date of notice. At December 31, 2023, the Company was in compliance with all financial covenants.

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

The following table presents our net lease costs for the years ended December 31, 2023, 2022, and 2021.

	Financial Statement Classification	Year Ended December 31,
(in millions)		2023	2022	2021
Operating lease cost
Operating lease cost	Operating supplies and expenses—net	$36.7	$32.9	$31.3
Short-term lease cost (1)	Operating supplies and expenses—net	7.7	6.3	3.0
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	3.9	2.2	0.8
Interest on lease liabilities	Interest expense	0.5	0.2	0.1
Variable lease cost	Operating supplies and expenses—net	2.7	2.9	0.9
Sublease income	Operating supplies and expenses—net	(2.3)	(3.0)	(4.5)
Total net lease cost		$49.2	$41.5	$31.6
(1)Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.
As of December 31, 2023 and 2022, remaining lease terms and discount rates under operating and finance leases were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	3.8 years	3.2 years
Finance leases	3.2 years	3.2 years

Weighted-average discount rate (1)
Operating leases	5.0%	3.7%
Finance leases	5.0%	4.3%
(1)Determined based on a portfolio approach.
Additional information related to our leases is as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$36.7	$33.3	$31.4
Operating cash flows for finance leases	0.5	0.2	0.1
Financing cash flows for finance leases	3.9	2.0	0.8

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$52.6	$23.7	$28.7
Finance leases	5.8	6.8	4.1
Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in internal use software and other noncurrent assets, other current liabilities, and other noncurrent liabilities, respectively, in the consolidated balance sheets. Operating lease right-of-use assets were $82.9 million and $63.5 million as of December 31, 2023 and 2022, respectively. We recorded no impairment losses on our operating lease right-of-use assets for the years ended December 31, 2023 or 2021, and a $0.1 million impairment loss for 2022.

At December 31, 2023, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
2024	$33.8	$4.9
2025	25.0	3.9
2026	15.5	2.3
2027	8.6	1.2
2028	6.7	0.7
2029 and thereafter	7.3	—
Total	96.9	13.0
Amount representing interest	(8.9)	(0.9)
Present value of lease payments	88.0	12.1
Current maturities	(30.4)	(4.5)
Long-term lease obligations	$57.6	$7.6
For certain of our real estate leases, there are options contained within the lease agreement to extend beyond the initial lease term. The Company recognizes options as right-of-use assets and lease liabilities when deemed reasonably certain to be exercised. Future operating lease payments at December 31, 2023 include $1.0 million related to options to extend lease terms that we are reasonably certain to exercise.
As of December 31, 2023, we had leases that were signed but had not yet commenced totaling $0.5 million over their lease terms. These leases will commence in 2024 and have lease terms of three to five years.
The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of December 31, 2023 and 2022. Real and other property under finance leases are being amortized to a zero net book value over the initial lease term.

(in millions)	December 31, 2023	December 31, 2022
Transportation equipment	$7.9	$3.1
Real property	1.1	1.0
Other property	10.4	8.9
Accumulated amortization	(7.7)	(3.3)
Total	$11.7	$9.7
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
In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the years ended December 31, 2023, 2022, and 2021. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.
As of December 31, 2023 and 2022, investments in lease receivables were as follows:

(in millions)	December 31, 2023	December 31, 2022
Future minimum payments to be received on leases	$161.8	$198.4
Guaranteed residual lease values	103.9	126.1
Total minimum lease payments to be received	265.7	324.5
Unearned income	(42.2)	(50.2)
Net investment in leases	$223.5	$274.3

The amounts to be received on lease receivables as of December 31, 2023 were as follows:

(in millions)	December 31, 2023
2024	$118.2
2025	86.8
2026	60.2
2027	0.5
Total undiscounted lease cash flows	265.7
Amount representing interest	(42.2)
Present value of lease receivables	223.5
Current lease receivables—net of allowance	(93.3)
Long-term lease receivable	$130.2
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of December 31, 2023 was $71.0 million, which includes both current and future lease payments.
Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of December 31, 2023, our lease payments past due were $3.4 million.
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

	Year Ended December 31,
(in millions)	2023	2022	2021
Revenue	$206.1	$195.0	$206.1
Cost of goods sold	(174.9)	(161.8)	(177.6)
Operating profit	$31.2	$33.2	$28.5

Interest income on lease receivable	$36.1	$37.0	$32.4

9. INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2023, 2022, and 2021 were as follows:

(in millions)	2023	2022	2021
Current:
Federal	$15.2	$28.1	$112.5
Foreign	(10.1)	15.8	—
State	6.7	19.3	22.1
	11.8	63.2	134.6
Deferred:
Federal	47.7	82.8	0.8
State and other	8.1	0.2	1.2
	55.8	83.0	2.0
Total provision for income taxes	$67.6	$146.2	$136.6

For the years ended December 31, 2023 and 2022, the foreign (benefit) provision for income taxes is primarily related to the finalization of the tax impact on the sale of our Canadian facility; for the year ended December 31, 2021, the foreign provision is insignificant in relation to our overall provision.
The provision for income taxes for the years ended December 31, 2023, 2022, and 2021 differed from the amounts computed using the federal statutory rate in effect as follows:

	2023		2022		2021
(in millions, except percentages)	Dollar Impact	Rate	Dollar Impact	Rate	Dollar Impact	Rate
Income tax at federal statutory rate	$64.3	21.0%	$126.8	21.0%	$113.8	21.0%
State tax—net of federal effect	13.8	4.5	15.4	2.6	18.9	3.5
Change in valuation allowance	(10.7)	(3.5)	10.7	1.8	—	—
Other—net	0.2	0.1	(6.7)	(1.2)	3.9	0.7
Total provision for income taxes	$67.6	22.1%	$146.2	24.2%	$136.6	25.2%
The components of the net deferred tax liability included in deferred income taxes in the consolidated balance sheets as of December 31, 2023 and 2022 were as follows:

(in millions)	2023	2022
Deferred tax assets:
Compensation and employee benefits	$8.1	$7.8
Operating lease liabilities	21.4	16.4
State net operating losses and credit carryforwards	10.5	9.4
Foreign capital loss carryforward	—	10.7
Other	14.2	14.9
Total gross deferred tax assets	54.2	59.2
Valuation allowance	(0.9)	(12.8)
Total deferred tax assets—net of valuation allowance	53.3	46.4
Deferred tax liabilities:
Property and equipment	596.3	548.0
Prepaid expenses	6.8	5.6
Intangible assets	8.1	2.4
Operating lease right-of-use assets	19.6	15.2
Other	18.2	13.4
Total gross deferred tax liabilities	649.0	584.6
Net deferred tax liability	$595.7	$538.2
Unrecognized Tax Benefits
Our unrecognized tax benefits as of December 31, 2023 would reduce the provision for income taxes if subsequently recognized. Potential interest and penalties related to unrecognized tax benefits are recorded in income tax expense. Accrued interest and penalties for such unrecognized tax benefits as of December 31, 2023 and 2022 were $2.7 million and $3.1 million, respectively. We expect no significant increases or decreases for unrecognized tax benefits during the twelve months immediately following the December 31, 2023 reporting date.
As of December 31, 2023, 2022, and 2021, a reconciliation of the beginning and ending unrecognized tax benefits, which is recorded as other noncurrent liabilities in the consolidated balance sheets, is as follows:

(in millions)	2023	2022	2021
Gross unrecognized tax benefits—beginning of year	$6.0	$5.2	$4.3
Gross increases—tax positions related to current year	—	1.0	0.9
Gross decreases—tax positions taken in prior years	(0.5)	(0.2)	—
Settlements	(1.1)	—	—
Gross unrecognized tax benefits—end of year	$4.4	$6.0	$5.2

Tax Examinations
We file a U.S. federal income tax return, as well as income tax returns in a majority of state tax jurisdictions. We also file returns in foreign jurisdictions. The years 2020, 2021, and 2022 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. In October 2023, the statute for 2019 expired. State and foreign jurisdictional statutes of limitations generally range from three to four years.
Carryforwards
As of December 31, 2023, we had $169.8 million of state net operating loss carryforwards which are subject to expiration from 2024 to 2044. We also had state credit carryforwards of $1.2 million, which are subject to expiration from 2027 to 2038, and no capital loss carryforwards. The deferred tax assets related to carryforwards at December 31, 2023 were $9.4 million for state net operating loss carryforwards and $0.4 million for state credit carryforwards. Carryforwards are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and projections of future taxable income. At December 31, 2023, we carried a total valuation allowance of $0.9 million, which was against state deferred tax assets.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Numerator:
Net income available to common shareholders	$238.5	$457.8	$405.4
Denominator:
Weighted average common shares outstanding	177.3	177.9	177.6
Dilutive effect of share-based awards and options outstanding	0.8	0.9	0.5
Weighted average diluted common shares outstanding (1)	178.2	178.8	178.1

Basic earnings per common share	$1.35	$2.57	$2.28
Diluted earnings per common share	1.34	2.56	2.28
(1) Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.2 million, 0.3 million, and 0.8 million share-based awards and options that had an anti-dilutive effect for the years ended December 31, 2023, 2022, and 2021, respectively.
Common Shares Outstanding
As of December 31, 2023, 2022, and 2021, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the years ended December 31, 2023, 2022, and 2021.
The following table shows changes to our Class B common shares outstanding for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
Outstanding at beginning of period	94,993,144	94,626,740	94,311,653
Repurchases of common stock	(2,505,267)	—	—
Share issuances	681,642	306,071	370,226
Exercise of employee stock options	6,000	150,692	42,904
Shares withheld for employee taxes	(244,277)	(90,359)	(98,043)
Outstanding at end of period	92,931,242	94,993,144	94,626,740

In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of December 31, 2023, the Company had repurchased $66.2 million of the $150.0 million authorized under the repurchase program.
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
Dividends Declared
During 2023, 2022, and 2021, the Company declared cash dividends totaling $0.36, $0.32, and $0.28 per share, respectively.
Subsequent Event - Dividends Declared
In January 2024, our Board declared a quarterly cash dividend for the first fiscal quarter of 2024 in the amount of $0.095 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on March 8, 2024 and is expected to be paid on April 9, 2024.
11. EMPLOYEE BENEFIT PLANS

We sponsor defined contribution plans for certain eligible employees. Under these plans, annual contribution levels, as defined in the plan agreements, are based upon years of service. Expense under these plans totaled $13.5 million, $12.1 million, and $11.3 million in 2023, 2022, and 2021, respectively, and is classified in salaries, wages, and benefits in the consolidated statements of comprehensive income.
We also have a savings plan, organized pursuant to Section 401(k) of the Internal Revenue Code, to provide employees with additional income upon retirement. Under the terms of the plan, substantially all employees may contribute a percentage of their annual compensation, as defined, to the plan. We make contributions to the plan, up to a maximum amount per employee, based on a percentage of employee contributions. Our net expense under this plan was $15.4 million, $14.2 million, and $12.9 million in 2023, 2022, and 2021, respectively.

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
The following table summarizes the components of our employee share-based compensation expense.

	Year Ended December 31,
(in millions)	2023	2022	2021
Restricted shares and RSUs	$9.7	$5.7	$5.8
Performance shares and PSUs	3.9	8.7	6.1
Non-qualified stock options	2.0	1.4	1.4
Share-based compensation expense	$15.6	$15.8	$13.3
Related tax benefit	$3.5	$3.8	$3.3
As of December 31, 2023, we had $16.4 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.9 years.
Restricted Shares and RSUs
Under the Plan, RSUs granted in 2023 vest ratably over a period of three years while the majority of the restricted shares and RSUs granted prior to 2023 vest ratably over a period of four years beginning approximately one year after the date of grant and are subject to continued employment through the vesting date or retirement eligibility. Dividend equivalents, equal to dividends paid on our common shares during the vesting period, are tracked and accumulated for each restricted share and RSU. The dividend equivalents are forfeitable and are distributed to participants in cash consistent with the date the awards vest.

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	589,587	$22.96
Granted	341,508	22.61
Vested	(229,226)	22.82
Forfeited	(22,610)	22.77
Unvested at December 31, 2021	679,259	22.84
Granted (1)	322,316	25.85
Vested	(256,779)	23.49
Forfeited	(49,329)	23.91
Unvested at December 31, 2022	695,467	23.92
Granted (1)	378,453	28.45
Vested	(272,678)	23.41
Forfeited	(53,685)	26.21
Unvested at December 31, 2023	747,557	$26.24
(1)No restricted shares were granted during 2022 or 2023.
The grant date fair value of restricted shares and RSUs is determined using the closing share price of the Company on the date of grant.
Performance Shares and PSUs
Performance shares and PSUs cliff-vest at the end of a performance period of three years with vesting based on attainment of threshold performance of earnings and return on capital targets. These awards are subject to continued employment through the vesting date or retirement eligibility, with payout ranging from 0% - 200% of the target number of shares for both PSUs and performance shares. Awards granted since 2021 include an additional rTSR component that allows for payout ranging from 0% - 250% of the target number of shares. Dividend equivalents equal to dividends paid on our common shares during the vesting period are tracked and accumulated for each award. The dividend equivalents are forfeitable consistent with the date the awards vest and are distributed to participants in cash at the same time as the underlying shares.

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	655,022	$22.15
Granted	439,620	24.44
Vested	—	—
Forfeited	(313,362)	22.27
Unvested at December 31, 2021	781,280	23.39
Granted (1)	224,455	28.32
Vested	(304,794)	22.04
Forfeited	(97,942)	24.23
Unvested at December 31, 2022	602,999	25.77
Granted (1)	237,886	31.60
Vested	(310,648)	24.43
Forfeited	(129,682)	26.40
Unvested at December 31, 2023	400,555	$30.07
(1)No performance shares were granted during 2022 or 2023.
We estimate the grant date fair value of performance shares and PSUs containing a rTSR component using a Monte Carlo simulation which requires assumptions for expected term, volatility, dividend yield, and risk-free interest rate. We use the historical volatility of peers to derive the expected volatility of the stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant taking into consideration the expected term of the awards. No expected dividend yield is used as the award agreement assumes dividends distributed during the performance period are reinvested.
Assumptions used in the Monte Carlo simulation for awards granted in 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Weighted-average Monte Carlo value	$31.60	$28.32	$24.44
Monte Carlo assumptions:
Expected term	2.87 years	2.87 years	2.87 years
Expected volatility	39.3%	45.3%	45.8%
Risk-free interest rate	4.3	1.8	0.2
Non-qualified Stock Options
The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a period of four years, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant.

Non-qualified Stock Options Outstanding	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding at December 31, 2020	685,900	$20.60	7.1	$735
Granted	305,668	22.63
Exercised (2)	(42,904)	17.00		243
Forfeited	—	—
Outstanding at December 31, 2021	948,664	21.42	7.3	5,208
Granted	311,501	25.58
Exercised (2)	(150,692)	22.65		467
Forfeited	(70,830)	22.92
Outstanding at December 31, 2022	1,038,643	22.39	7.6	1,794
Granted (3)	—	—
Exercised (2)	(6,000)	18.99		64
Forfeited	(61,946)	23.71
Outstanding at December 31, 2023	970,697	$22.33	5.8	$3,140

Exercisable as of:
December 31, 2021	329,711	$21.15	5.7	$1,898
December 31, 2022	402,945	20.89	6.4	1,098
December 31, 2023	630,171	21.48	4.9	2,531
(1)The aggregate intrinsic value was computed using the closing share price on December 29, 2023 of $25.45, December 30, 2022 of $23.40, and December 31, 2021 of $26.91, as applicable.
(2)Cash received upon exercise of stock options was $0.1 million in 2023, $3.4 million in 2022, and $0.7 million in 2021.
(3)No NQSOs were granted in 2023.

Unvested Non-qualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	506,007	$6.89
Granted	305,668	5.86
Vested	(192,722)	7.01
Forfeited	—	—
Unvested at December 31, 2021	618,953	6.34
Granted	311,501	7.32
Vested	(223,926)	6.75
Forfeited	(70,830)	6.55
Unvested at December 31, 2022	635,698	6.65
Granted (1)	—	—
Vested	(233,226)	6.59
Forfeited	(61,946)	6.64
Unvested at December 31, 2023	340,526	$6.69
(1)No NQSOs were granted during 2023.
We estimate the grant date fair value of option awards using the Black-Scholes option pricing model which uses assumptions over the expected term of the options. We use volatility analysis of comparable companies to determine the expected volatility of the stock and market data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is based on the average of the contractual term and the weighted average of the vesting term, and it represents the average period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Assumptions used in calculating the Black-Scholes value of options granted during 2022 and 2021 were as follows:

	2022	2021
Weighted-average Black-Scholes value	$7.32	$5.86
Black-Scholes assumptions:
Expected term	6.25 years	6.25 years
Expected volatility	30.0%	30.0%
Expected dividend yield	1.2	1.2
Risk-free interest rate	2.1	0.7
Director Share Awards and Deferred Stock Units
Equity awards are granted to each director annually on the date of our annual shareholder meeting and accounted for as equity based in accordance with applicable accounting standards for these types of share-based payments. Expense related to our director equity based awards was $1.4 million in 2023, $1.4 million in 2022, and $1.3 million in 2021.
We also grant equity retainer awards, or shares in lieu of cash, on a quarterly basis to our non-employee directors. These awards consist of fully vested shares of our Class B common stock or deferred stock units (DSUs). We account for the quarterly director share awards and DSUs as liability based in accordance with the applicable accounting standards for these types of share-based payments and remeasure the DSUs at the end of each reporting period through settlement. Expense related to our director liability based awards was $1.1 million in 2023, $0.9 million in 2022, and $1.2 million in 2021.

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
At December 31, 2023, our firm commitments to purchase transportation equipment totaled $236.7 million.
During the first quarter of 2022, the Company recorded a $5.2 million charge as a result of an adverse audit assessment by a state jurisdiction over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The Company filed a request for appeal of the audit assessment with the state jurisdiction, and during 2023, a ruling was made in favor of the state resulting in an additional $2.9 million in interest and penalties being recorded by the Company. A denial was received from the state during the fourth quarter of 2023 in response to the appeal, and as a result, the Company filed a petition request with the state Appellate Tax Board in January of 2024. Both the initial charge and the additional interest and penalties incurred are recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income.
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
As of December 31, 2022, our three operating segments within the Truckload reportable segment were: VTL, Bulk, and MLS. As a result of expanding our dedicated business through recent acquisitions, in the fourth quarter of 2023, we reorganized the operating segments within Truckload into Dedicated, which includes MLS and M&M; Van Network; and Bulk. The three operating segments are aggregated because they have similar economic characteristics with our other Truckload operating segments and meet the other aggregation criteria described in ASC 280. Dedicated provides truckload services primarily focused on freight with consistent routes often based on long-term contracts, Van Network which consists of irregular routes, and Bulk which delivers key inputs for manufacturing processes, such as specialty chemicals using specialty trailers.
The Intermodal reportable segment provides rail intermodal and drayage services to our customers. Company-owned containers, chassis, and dray tractors are used to provide these transportation services.
The Company has two operating segments within the Logistics reportable segment, Brokerage and SCDM, which are aggregated because they have similar economic characteristics and meet the other aggregation criteria described in the accounting guidance for segment reporting. In the Logistics segment, we provide additional sources of truck capacity, manage transportation-systems analysis requirements for individual customers, and provide transloading and warehousing services.
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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance and were $77.5 million, $73.5 million, and $62.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Revenues by Segment	Year Ended December 31,
(in millions)	2023	2022	2021
Truckload	$2,155.7	$2,236.6	$1,934.9
Intermodal	1,050.7	1,287.4	1,143.1
Logistics	1,393.7	1,956.2	1,808.7
Other	333.4	364.0	365.3
Fuel surcharge	684.3	862.5	444.8
Inter-segment eliminations	(118.9)	(102.3)	(88.1)
Operating revenues	$5,498.9	$6,604.4	$5,608.7

Income (Loss) from Operations by Segment	Year Ended December 31,
(in millions)	2023	2022	2021
Truckload	$170.7	$352.2	$284.7
Intermodal	71.0	165.1	155.2
Logistics	45.9	141.2	92.4
Other	8.8	(58.1)	1.4
Income from operations	$296.4	$600.4	$533.7

Depreciation and Amortization by Segment	Year Ended December 31,
(in millions)	2023	2022	2021
Truckload	$278.7	$249.3	$210.2
Intermodal	53.4	57.2	48.4
Logistics	0.1	0.1	0.2
Other	50.3	43.4	37.4
Depreciation and amortization	$382.5	$350.0	$296.2

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
Changes in Internal Control
In May 2023, we began the implementation of a new ERP system which replaced our core financial systems. The new ERP system was designed to increase the efficiency and accuracy of data by streamlining data sources, simplifying complex processes, and reducing manual processes. As part of the implementation process, we made several modifications to our internal control processes and procedures which did not result in significant changes in our internal control over financial reporting.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that as of December 31, 2023, our internal control over financial reporting was effective.
On August 1, 2023, we completed our acquisition of M&M and in accordance with SEC Staff guidance, which allows companies to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting in the year of acquisition, we have excluded M&M from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023.

The total assets of M&M constitute approximately 5.7% of the Company’s consolidated total assets as of December 31, 2023, while operating revenues constitute approximately 1.3% of the Company’s total revenues on December 31, 2023. See Note 2, Acquisition, for additional information.
The effectiveness of internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited our consolidated financial statements. Deloitte & Touche LLP’s attestation report on internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for the information concerning our executive officers and our Code of Conduct below, the information required by Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023.
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
Information About Our Executive Officers
Our executive officers as of February 23, 2024, together with their ages, positions, and business experience are below:

Name	Age	Position
Mark B. Rourke	59	President, Chief Executive Officer and Director
Darrell G. Campbell	45	Executive Vice President, Chief Financial Officer
Shaleen Devgun	51	Executive Vice President, Chief Innovation & Technology Officer
James Filter	53	Executive Vice President, Group President of Transportation & Logistics
Angela Fish	52	Executive Vice President, Human Resources
Thomas G. Jackson	58	Executive Vice President, General Counsel & Corporate Secretary
Robert Reich	57	Executive Vice President, Chief Administrative Officer
Mark B. Rourke has served as our President and Chief Executive Officer, and as a Director, since April 2019. Prior to serving as our Chief Executive Officer, Mr. Rourke served as Executive Vice President and Chief Operating Officer and held various other roles within Schneider including President of our Truckload Services Division and General Manager of Schneider Transportation Management, where he was responsible for the effective delivery to market of sole source, promotional, and brokerage service offerings. Mr. Rourke held a variety of other leadership roles at Schneider with increasing responsibility including Vice President of Customer Service, Director of Transportation Planning for Customer Service, Midwest Area Service Manager for Customer Service, and Director of Driver Training. Mr. Rourke joined our company in 1987, holds a bachelor’s degree in marketing from the University of Akron, Ohio, and has attended programs on corporate governance and strategic leadership at Harvard University. He currently serves on the Board for The Shyft Group, the Trucking Alliance, and the Green Bay Packers.
Darrell G. Campbell has served as our Executive Vice President and Chief Financial Officer since September 2023. Prior to joining Schneider, Mr. Campbell served as Group Vice President of Strategy and Finance for JM Family Enterprises, Inc. since 2022. Previously, he served as the Chief Financial Officer for Carnival Cruise Line from 2021 to 2022 and Corporate Treasurer of Carnival Corporation & plc from 2017 to 2021. Mr. Campbell also spent 14 years at PricewaterhouseCoopers LLP through 2017, including serving as an audit partner. Campbell is a licensed certified public accountant. He holds a bachelor’s degree in accounting and management from the University of the West Indies, as well as master’s degrees in international business from the University of Florida, and in accounting from Florida International University.
Shaleen Devgun has served as Executive Vice President, Chief Innovation and Technology Officer since 2022. Prior to serving as our Chief Innovation and Technology Officer, Mr. Devgun served as our Chief Information Officer from 2015 through 2021, as well as Vice President for Strategy, Planning, and Solution Delivery. Before joining Schneider in 2009, he spent 12 years in management consulting roles with DiamondCluster International and Deloitte, specializing in corporate venturing, formulation and execution of business and technology strategy, program leadership, and operational design. Mr. Devgun holds bachelor’s degrees in economics and math from the University of Pune and a master’s degree in business administration from the University of Detroit Mercy. He also serves as chief advisor to TitletownTech, a venture fund founded by the Green Bay Packers and Microsoft Corporation.

James Filter has served as our Executive Vice President, Group President of Transportation and Logistics since April 2022. Prior to assuming his current role, Mr. Filter served as Senior Vice President and General Manager of Intermodal from 2015 to 2021 when his responsibilities were expanded to include accountabilities as Chief Commercial Officer. Mr. Filter joined our company in 1998 having previously worked at United Parcel Service (UPS) and served in the U.S. Marine Corps. He holds a bachelor’s degree from the University of Wisconsin-Green Bay and a master’s degree in business administration from Wayne State University. He currently serves on the Board for Family Services of Northeast Wisconsin.
Angela Fish has served as Executive Vice President, Human Resources since March 2022. Prior to being promoted to that role, Ms. Fish served as Senior Vice President of Human Resources since 2019. Ms. Fish joined Schneider in 1996 and during her tenure has held senior leadership roles across the human resources, benefits, and compensation areas. Prior to joining Schneider, Ms. Fish worked at the University of Michigan. She holds a business degree from Northern Michigan University and locally serves on the Board of the Greater Green Bay YMCA.
Thomas G. Jackson has served as Executive Vice President, General Counsel and Corporate Secretary since July 2019. Prior to joining Schneider, Mr. Jackson served as Senior Vice President, Secretary, and General Counsel of Knowles Corporation from 2014 to 2019. Prior to joining Knowles, Mr. Jackson served as Vice President and Assistant General Counsel at Jabil Circuit, Inc. from March 2012 to December 2013. In addition, he served as Vice President, General Counsel, and Secretary at P.H. Glatfelter Company from June 2008 to November 2011, and as its Assistant General Counsel, Assistant Secretary, and Director of Compliance from September 2006 to June 2008. Mr. Jackson holds both a juris doctor and a master of business administration from Villanova University, and a bachelor of science degree in mechanical engineering from Drexel University.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information set forth under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables and Narrative” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2023. All of our equity compensation plans pursuant to which grants are currently being made have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2,207,864	$22.33	3,570,585
Equity compensation plans not approved by security holders	—	—	—
Total	2,207,864	$22.33	3,570,585
(1)The calculation of the weighted average exercise price includes only stock options and does not include the outstanding deferred stock units, restricted stock units, and performance-based restricted stock units reflected in the first column.
The remaining information required by Item 12 is incorporated herein by reference to the information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, the Board, and Management” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the information set forth under the caption “Corporate Governance” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8, above.
(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Year Ended	Balance at Beginning of Year	Charged to Expense / Against Revenue	Write-offs—Net of Recoveries	Balance at End of Year
December 31, 2021	$3.7	$2.3	$(0.8)	$5.2
December 31, 2022	5.2	10.6	(2.1)	13.7
December 31, 2023	13.7	7.9	(6.6)	15.0
All other schedules have been omitted either because they are not applicable or because the required information is included in our consolidated financial statements or the notes thereto.
(3) Exhibits

		Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date
3.1	Amended and Restated Articles of Incorporation of Schneider National, Inc., dated as of March 17, 2017	8-K	3.1	001-38054	4/12/2017
3.2	Amended and Restated Bylaws of Schneider National, Inc., dated as of April 26, 2021	8-K	3.1	001-38054	4/28/2021
4.1*	Description of Class B Common Stock
9.1	Amended and Restated 1995 Schneider National, Inc. Voting Trust Agreement and Voting Agreement	S-1	9.1	333-215244	12/22/2016
9.2	Joinder to Amended and Restated 1995 Schneider National, Inc. Voting Trust Agreement and Voting Agreement	10-K	9.2	001-38054	2/27/2018
10.2	Note Purchase Agreement dated as of June 12, 2013 by and among Schneider National Leasing, Inc., as issuer, Schneider National, Inc., as parent guarantor, and the purchasers party thereto	S-1/A	10.3	333-215244	2/3/2017
10.3	Note Purchase Agreement dated as of November 10, 2014 by and among Schneider National Leasing, Inc., as issuer, Schneider National, Inc., as parent guarantor, and the purchasers party thereto	S-1/A	10.4	333-215244	2/3/2017
10.4	Joinder and Amendment No. 2, dated as of September 5, 2018, to Amended and Restated Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	9/6/2018
10.5	Amended and Restated Stock Restriction Agreement	S-1	10.6	333-215244	12/22/2016
10.6	Amended and Restated Schneider Family Board Nomination Process Agreement	10-K	10.6	001-38054	2/17/2023

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
		8-K	4.1	001-38054	4/12/2017
10.8+	Schneider National, Inc. 2017 Omnibus Incentive Plan	S-1/A	10.9	333-215244	3/7/2017
10.9+	Schneider National, Inc. Senior Management Incentive Plan	S-1/A	10.10	333-215244	3/7/2017
10.10+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement	S-1/A	10.13	333-215244	3/7/2017
10.11+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (Annual Meeting Awards)	S-1/A	10.14	333-215244	3/7/2017
10.12+	Schneider National, Inc. Omnibus Long-Term Incentive Plan	S-1/A	10.18	333-215244	3/7/2017
10.14+	Schneider National, Inc. Long-Term Incentive Plan	S-1/A	10.22	333-215244	3/7/2017
10.15+	Schneider National, Inc. Long-Term Incentive Award Agreement (Restricted Cash)	S-1/A	10.23	333-215244	3/7/2017
10.16+	Schneider National, Inc. 2005 Supplemental Savings Plan as Amended and Restated July 25, 2022	10-K	10.16	001-38054	2/17/2023
10.17+	First Amendment to Schneider National, Inc. 2005 Supplemental Savings Plan	S-1/A	10.25	333-215244	3/7/2017
10.18+	Form of Schneider National, Inc. Pre-IPO Key Employee Non-Compete and No-Solicitation Agreement	S-1/A	10.26	333-215244	3/7/2017
10.19+	Form of Schneider National, Inc. Post-IPO Non-Compete and No-Solicitation Agreement	S-1/A	10.27	333-215244	3/7/2017
10.20+	Form of Schneider National, Inc. Pre-IPO Key Employee Confidentiality Agreement	S-1/A	10.28	333-215244	3/7/2017
10.21+	Form of Schneider National, Inc. Post-IPO Confidentiality Agreement	S-1/A	10.29	333-215244	3/7/2017
10.22+	Schneider National, Inc. Director Deferred Compensation Program	S-1/A	10.30	333-215244	3/7/2017
10.23+	Schneider National, Inc. Employee Stock Purchase Plan, dated as of February 1, 1985, as amended as of March 17, 2017	S-8	4.3	333-217301	3/17/2017
10.24+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2018)	10-Q	10.5	001-38054	4/30/2018
10.25+	Form of Schneider National, Inc. Non-Compete and Non-Solicitation Agreement (2018)	10-Q	10.6	001-38054	4/30/2018
10.26+	Form of Schneider National, Inc. Confidentiality Agreement (2018)	10-Q	10.7	001-38054	4/30/2018
10.27+	Form of Schneider National, Inc. Restricted Share Award Agreement (2021)	10-Q	10.1	001-38054	4/29/2021
10.28+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2021)	10-Q	10.2	001-38054	4/29/2021
10.29+	Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (2021)	10-Q	10.3	001-38054	4/29/2021

10.30+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2021)	10-Q	10.4	001-38054	4/29/2021
10.31+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2021)	10-Q	10.5	001-38054	4/29/2021
10.32	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013 and as further amended and restated as of September 5, 2018, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	8/2/2021
10.33+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2022)	10-Q	10.1	001-38054	4/29/2022
10.34+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2022)	10-Q	10.2	001-38054	4/29/2022
10.35+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2022)	10-Q	10.3	001-38054	4/29/2022
10.36+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (2022)	10-Q	10.4	001-38054	4/29/2022
10.37+	Schneider National, Inc. Deferred Equity Plan	10-Q	10.1	001-38054	7/28/2022
10.38	Credit Agreement dated as of November 4, 2022, among Schneider National Leasing, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	001-38054	11/7/2022
10.39+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2023)	10-Q	10.1	001-38054	4/27/2023
10.40+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2023)	10-Q	10.2	001-38054	4/27/2023
10.41+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (2023)	10-Q	10.3	001-38054	4/27/2023
10.42+	Schneider National, Inc. Executive Change of Control Severance Plan	10-Q	10.4	001-38054	4/27/2023
10.43	Amendment No. 4, dated as of June 1, 2023, to Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2011, as amended as of December 17, 2013, as amended and restated as of September 5, 2018, and as further amended on July 30, 2021, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	6/7/2023
10.44+	Schneider National, Inc. Senior Management Incentive Plan, as amended and restated effective July 17, 2023	8-K	10.1	001-38054	7/18/2023
10.45	Private Shelf Agreement dated as of June 17, 2020 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.1	001-38054	9/1/2023
10.46	Amendment No. 1 to Private Shelf Agreement dated as of July 28, 2020 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.2	001-38054	9/1/2023
10.47	Amendment No. 2 to Private Shelf Agreement dated as of July 28, 2023 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.3	001-38054	9/1/2023
10.48	Form of Parent Guaranty Agreement (included in Exhibit 10.45)	8-K	10.1	001-38054	9/1/2023
10.49	Form of Note (included in Exhibit 10.45)	8-K	10.1	001-38054	9/1/2023
19*	Schneider National, Inc. Insider Trading Policy
21.1*	Subsidiaries of Schneider National, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Schneider National, Inc. Compensation Recovery Policy
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.
*    Filed herewith.
** Furnished herewith.
+    Constitutes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	February 23, 2024	/s/ Mark B. Rourke
Mark B. Rourke
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2024.

Signature	Title

/s/ James L. Welch
James L. Welch	Chairman of the Board of Directors
/s/ Jyoti Chopra
Jyoti Chopra	Director
/s/ James R. Giertz
James R. Giertz	Director
/s/ Robert W. Grubbs
Robert W. Grubbs	Director
/s/ Robert M. Knight, Jr.
Robert M. Knight, Jr.	Director
/s/ Therese A. Koller
Therese A. Koller	Director
/s/ Mark B. Rourke
Mark B. Rourke	Director
/s/ Julie Streich
Julie Streich	Director
/s/ John A. Swainson
John A. Swainson	Director
/s/ Kathleen Zimmerman
Kathleen Zimmerman	Director

/s/ Mark B. Rourke
Mark B. Rourke	President and Chief Executive Officer (Principal Executive Officer)

/s/ Darrell G. Campbell
Darrell G. Campbell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Shelly A. Dumas-Magnin
Shelly A. Dumas-Magnin	Vice President and Controller (Principal Accounting Officer)