Form 10-Q
period 2024-03-31
Schneider National, Inc.
filed 2024-05-02
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes  ☐            No ☒
As of April 25, 2024, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,545,898 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
Board	Board of Directors
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
GAAP	United States Generally Accepted Accounting Principles
IPO	Initial Public Offering
KPI	Key Performance Indicator
M&A	Mergers and Acquisitions
M&M	M&M Transport Services, LLC
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business
MLSI	Mastery Logistics Systems, Inc.
NASDAQ	National Association of Securities Dealers Automated Quotations
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SEC	United States Securities and Exchange Commission
Term SOFR	The CME Term SOFR Reference Rate administered by CME Group Benchmark Administration Limited
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current expectations, beliefs, plans, or forecasts with respect to, among other things, future events and financial performance and trends in the business and industry. The words “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “prospects,” “potential,” “budget,” “forecast,” “continue,” “predict,” “seek,” “objective,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar words, expressions, terms, and phrases, generally identify forward-looking statements, which speak only as of the date the statements were made. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks, and uncertainties. Readers are cautioned that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement.

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: inflation, both in the U.S. and globally; our ability to successfully manage operational challenges and disruptions, as well as related federal, state, and local government responses arising from future pandemics; economic and business risks inherent in the truckload and transportation industry, including inflation, freight cycles, and competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage truck capacity brought about by cyclical driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements (including dedicated arrangements) and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 heavy-duty tractors and trailers; our ability to attract and retain qualified drivers and owner-operators; our reliance on owner-operators to provide a portion of our truck fleet; our dependence on railroads in the operation of our intermodal business; service instability, availability, and/or increased costs from third-party capacity providers used by our business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; our ability to implement our plans to meet our greenhouse gas reduction goals; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 13, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company. The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating revenues	$1,319.0	$1,428.7
Operating expenses:
Purchased transportation	508.7	563.1
Salaries, wages, and benefits	355.1	337.8
Fuel and fuel taxes	107.7	113.0
Depreciation and amortization	102.8	91.8
Operating supplies and expenses—net	153.6	147.9
Insurance and related expenses	31.1	24.7
Other general expenses	31.3	35.8
Total operating expenses	1,290.3	1,314.1
Income from operations	28.7	114.6
Other expenses (income):
Interest income	(0.8)	(2.1)
Interest expense	4.0	4.4
Other expenses (income)—net	0.8	(17.0)
Total other expense (income)—net	4.0	(14.7)
Income before income taxes	24.7	129.3
Provision for income taxes	6.2	31.3
Net income	18.5	98.0
Other comprehensive income (loss):
Foreign currency translation adjustment—net	—	0.3
Net unrealized gains (losses) on marketable securities—net of tax	(0.2)	0.5
Total other comprehensive income (loss)—net	(0.2)	0.8
Comprehensive income	$18.3	$98.8

Weighted average shares outstanding	176.0	178.2
Basic earnings per share	$0.11	$0.55

Weighted average diluted shares outstanding	176.6	179.1
Diluted earnings per share	$0.10	$0.55
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$67.3	$102.4
Marketable securities	56.9	57.2
Trade accounts receivable—net of allowance of $13.4 million and $15.0 million, respectively	573.9	575.7
Other receivables	47.5	61.9
Current portion of lease receivables—net of allowance of $1.0 million	89.3	93.3
Inventories—net	91.9	117.9
Prepaid expenses and other current assets	144.3	102.5
Total current assets	1,071.1	1,110.9
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,879.2	3,781.0
Land, buildings, and improvements	227.3	226.1
Other property and equipment	184.2	180.2
Total property and equipment	4,290.7	4,187.3
Less accumulated depreciation	1,649.7	1,605.6
Net property and equipment	2,641.0	2,581.7
Lease receivables	133.9	130.2
Internal use software and other noncurrent assets	401.1	402.7
Goodwill	331.7	331.7
Total noncurrent assets	3,507.7	3,446.3
Total Assets	$4,578.8	$4,557.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$274.6	$241.3
Accrued salaries, wages, and benefits	68.4	66.7
Claims accruals—current	88.0	89.2
Current maturities of debt and finance lease obligations	209.4	104.5
Other current liabilities	103.3	104.5
Total current liabilities	743.7	606.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	96.6	197.6
Claims accruals—noncurrent	102.3	92.7
Deferred income taxes	587.4	595.7
Other noncurrent liabilities	106.8	108.2
Total noncurrent liabilities	893.1	994.2
Total Liabilities	1,636.8	1,600.4
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,927,043 and 95,796,669 shares issued, and 92,844,330 and 92,931,242 shares outstanding, respectively	—	—
Additional paid-in capital	1,591.8	1,595.2
Retained earnings	1,433.7	1,431.9
Accumulated other comprehensive loss	(3.6)	(3.4)
Treasury stock at cost (3,068,034 and 2,505,267 shares)	(79.9)	(66.9)
Total Shareholders’ Equity	2,942.0	2,956.8
Total Liabilities and Shareholders’ Equity	$4,578.8	$4,557.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$18.5	$98.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.8	91.8
Gains on sales of property and equipment—net	(1.8)	(12.3)
Proceeds from lease receipts	15.8	19.3
Deferred income taxes	(8.3)	18.7
Long-term incentive and share-based compensation expense	1.2	4.8
(Gains) losses on investments in equity securities—net	0.1	(17.6)
Other noncash items—net	0.3	—
Changes in operating assets and liabilities:
Receivables	16.3	52.5
Other assets	(48.0)	(51.3)
Payables	(7.0)	(13.7)
Claims reserves and receivables—net	8.4	0.8
Other liabilities	(0.7)	(7.9)
Net cash provided by operating activities	97.6	183.1
Investing Activities:
Purchases of transportation equipment	(123.3)	(143.1)
Purchases of other property and equipment	(12.0)	(12.5)
Proceeds from sale of property and equipment	23.4	34.7
Proceeds from sale of off-lease inventory	11.6	7.1
Purchases of lease equipment	(1.7)	(20.9)
Proceeds from marketable securities	—	2.0
Purchases of marketable securities	—	(8.8)
Investments in equity securities and equity method investment	(0.1)	(5.0)
Investment in note receivable	—	(10.0)
Net cash used in investing activities	(102.1)	(156.5)
Financing Activities:
Proceeds under revolving credit agreements	30.0	—
Payments under revolving credit agreements	(25.0)	—
Payments of debt and finance lease obligations	(1.1)	(0.8)
Dividends paid	(16.5)	(15.7)
Repurchases of common stock	(13.0)	—
Other financing activities	(5.0)	(6.0)
Net cash used in financing activities	(30.6)	(22.5)
Net increase (decrease) in cash and cash equivalents	(35.1)	4.1
Cash and Cash Equivalents:
Beginning of period	102.4	385.7
End of period	$67.3	$389.8
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$49.0	$80.1
Dividends declared but not yet paid	17.1	16.8
Sale of assets in exchange for notes receivable	1.5	—
Cash paid during the period for:
Interest	4.8	3.2
Income taxes—net of refunds	0.5	1.8
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

		Additional Paid-In Capital
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2022	$—	$1,584.4	$1,257.8	$(5.0)	$—	$2,837.2
Net income	—	—	98.0	—	—	98.0
Other comprehensive income	—	—	—	0.8	—	0.8
Share-based compensation expense	—	5.1	—	—	—	5.1
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.4)	—	—	(16.4)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	0.1	—	—	—	0.1
Shares withheld for employee taxes	—	(6.1)	—	—	—	(6.1)
Balance—March 31, 2023	—	$1,583.6	$1,339.4	$(4.2)	$—	$2,918.8

Balance—December 31, 2023	$—	$1,595.2	$1,431.9	$(3.4)	$(66.9)	$2,956.8
Net income	—	—	18.5	—	—	18.5
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	1.5	—	—	—	1.5
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Repurchases of common stock	—	—	—	—	(13.0)	(13.0)
Exercise of employee stock options	—	1.5	—	—	—	1.5
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—March 31, 2024	—	$1,591.8	$1,433.7	$(3.6)	$(79.9)	$2,942.0
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period are not necessarily indicative of the results for a full year. All intercompany transactions have been eliminated in consolidation.
In the opinion of management, these statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.
New Accounting Pronouncements
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU provides additional guidance on reportable segment disclosures, including information on significant segment expenses and other items provided to the CODM by reportable segment and the title and position of the CODM. Additionally, annual segment disclosures currently reported under ASC 280 are now required for all interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impacts of the new standard.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU expands the disclosures related to rate reconciliations by requiring entities to disclose items meeting a quantitative threshold and eight categories. The standard is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We do not believe that this standard will have a material effect on our consolidated financial statements or disclosures.

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

Acquisition-related costs, which consist of fees incurred for advisory, legal, and accounting services were not material and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the three months ended March 31, 2024.
The following table summarizes the preliminary purchase price allocation for M&M, including any adjustments during the measurement period.

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
The above adjustments made during the measurement period were primarily related to working capital, accrued taxes, and intangible assets. No material adjustments were made during the three months ended March 31, 2024, and although we may adjust provisional amounts through July 31, 2024, we do not anticipate any material adjustments.
Certain amounts recorded in connection with the acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to deferred taxes and indemnification assets and liabilities.
The following unaudited pro forma revenues give effect to the acquisition had it been effective January 1, 2023. Combined unaudited pro forma operating revenues of the Company and M&M would have been approximately $1,459.5 million during the three months ended March 31, 2023, and our earnings for the same period would not have been materially different.

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

Additional information related to our leases is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9.7	$9.0
Operating cash flows for finance leases	0.1	0.1
Financing cash flows for finance leases	1.1	0.8

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$9.3	$14.0
Finance leases	—	0.3
As of March 31, 2024, we had signed leases that had not yet commenced totaling $3.8 million. These leases will commence during the remainder of 2024 and have lease terms of two to seven years.
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
As of March 31, 2024 and December 31, 2023, investments in lease receivables were as follows:

(in millions)	March 31, 2024	December 31, 2023
Future minimum payments to be received on leases	$166.4	$161.8
Guaranteed residual lease values	100.8	103.9
Total minimum lease payments to be received	267.2	265.7
Unearned income	(44.0)	(42.2)
Net investment in leases	$223.2	$223.5
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of March 31, 2024 was $61.6 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of March 31, 2024, our lease payments past due were $3.2 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$57.9	$60.8
Cost of goods sold	(50.8)	(51.4)
Operating profit	$7.1	$9.4

Interest income on lease receivable	$7.7	$9.4

4. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. Beginning on August 1, 2023, M&M revenues are included within Transportation revenues, consistent with the remainder of our Truckload segment. The following table summarizes our revenues by type of service.

	Three Months Ended March 31,
Disaggregated Revenues (in millions)	2024	2023
Transportation	$1,217.4	$1,317.0
Logistics Management	50.6	49.8
Other	51.0	61.9
Total operating revenues	$1,319.0	$1,428.7
Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	March 31, 2024
Expected to be recognized within one year
Transportation	$28.6
Logistics Management	14.0
Expected to be recognized after one year
Transportation	34.4
Logistics Management	10.1
Total	$87.1
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	March 31, 2024	December 31, 2023
Other current assets—Contract assets	$27.7	$23.7
Other current liabilities—Contract liabilities	—	—
We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. Contract liabilities relate to amounts customers paid in advance of the associated services.
Non-monetary Consideration
Occasionally we provide freight movements to customers in exchange for non-monetary services. The fair value of non-monetary consideration on these freight movements is included in operating revenues on the consolidated statements of comprehensive income and consists primarily of transportation equipment. There was no revenue recorded for freight movements in exchange for non-monetary consideration for the three months ended March 31, 2024 and 2023.

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	March 31, 2024	December 31, 2023
Equity investment in TuSimple (1)	1	$0.2	$0.3
Marketable securities (2)	2	56.9	57.2
(1)Our equity investment in TuSimple is classified as Level 1 in the fair value hierarchy as shares of TuSimple’s Class A common stock are traded on an Over the Counter (“OTC”) market beginning February 8, 2024 and the NASDAQ prior to that date. See Note 6, Investments, for additional information.
(2)Marketable securities are classified as Level 2 in the fair value hierarchy as they are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active. See Note 6, Investments, for additional information.
The fair value of the Company’s debt was $181.9 million and $183.2 million as of March 31, 2024 and December 31, 2023, respectively. The carrying value of the Company’s debt was $185.0 million as of March 31, 2024 and December 31, 2023. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of March 31, 2024 or December 31, 2023. Cost basis is determined using the specific identification method.
The following table presents the maturities and values of our marketable securities as of the dates shown.

	March 31, 2024			December 31, 2023
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	5 to 83 months	$25.0	$22.7	$24.9	$22.9
Corporate debt securities	1 to 109 months	19.9	19.2	20.0	19.2
State and municipal bonds	3 to 175 months	15.5	15.0	15.5	15.1
Total marketable securities		$60.4	$56.9	$60.4	$57.2

Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools; MLSI, a transportation technology development company; and ChemDirect, a business-to-business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of March 31, 2024 and December 31, 2023 were $121.8 million. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. In addition to our investment in MLSI, we also hold a $10.0 million note receivable from MLSI as of March 31, 2024 and 2023. The note was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030.
As of March 31, 2024, our cumulative upward adjustments were $72.0 million. The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended March 31,
(in millions)	2024	2023
Investment in equity securities	$—	$5.0
Upward adjustments (1)	—	17.7
(1)Our updated investment value in 2023 was determined using a hybrid backsolve method, a valuation approach incorporating both IPO and M&A scenarios to estimate the value based on recently issued shares.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. Our pre-tax net losses were not material for the three months ended March 31, 2024 and 2023. See Note 5, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, an entity that provides a platform for shippers to track and manage their greenhouse gas emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the three months ended March 31, 2024, activity was not material. The carrying value of our investment was $4.9 million as of March 31, 2024.
All of our equity investments, as well as our note receivable from MLSI, are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. Our goodwill balance as of March 31, 2024 and December 31, 2023 was $331.7 million and was comprised of $317.5 million and $14.2 million in our Truckload and Logistics segments, respectively. As of both March 31, 2024 and December 31, 2023, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
The identifiable finite lived intangible assets listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisitions of MLS and M&M. The weighted-average amortization period is 15.0 years for customer relationships and trademarks and 5.0 years for non-compete agreements for a total weighted-average amortization period of 13.9 years. Refer to Note 2, Acquisitions, for further details.

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$43.5	$2.5	$41.0	$43.5	$1.8	$41.7
Trademarks	10.9	1.7	9.2	10.9	1.5	9.4
Non-compete agreements	5.4	0.8	4.6	5.4	0.4	5.0
Total intangible assets	$59.8	$5.0	$54.8	$59.8	$3.7	$56.1
Amortization expense for intangible assets was $1.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	March 31, 2024
Remaining 2024	$3.7
2025	5.0
2026	5.0
2027	5.1
2028	4.6
2029 and thereafter	31.4
Total	$54.8

8. DEBT AND CREDIT FACILITIES

As of March 31, 2024 and December 31, 2023, debt included the following:

(in millions)	March 31, 2024	December 31, 2023
Unsecured senior notes: principal maturities ranging from 2024 through 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.86% and 3.68% for 2024 and 2023, respectively.	$185.0	$185.0
Credit agreement: matures November 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.44% and 6.43% for 2024 and 2023, respectively.	40.0	45.0
Receivables purchase agreement: matures July 2024; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.28% and 6.28% 2024 and 2023, respectively.	70.0	60.0
Total debt and credit facilities	295.0	290.0
Current maturities	(205.0)	(100.0)
Long-term debt	$90.0	$190.0
Our Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. The agreement also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. Balances are included within long-term debt and finance lease obligations on the consolidated balance sheets. Standby letters of credit under this agreement amounted to $0.4 million as of March 31, 2024 and December 31, 2023, and were primarily related to the requirements of certain of our real estate leases.
We also have a Receivables Purchase Agreement (the “2021 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on one-month Term SOFR up to $150.0 million and provides for the issuance of standby letters of credit through July 2024. Borrowings under this agreement are included within current maturities of debt and finance lease obligations on the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, standby letters of credit under this agreement amounted to $73.9 million and $81.4 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.
Our combined available capacity under our Credit Agreement and our Receivables Purchase Agreement as of March 31, 2024 was $215.6 million.

9. INCOME TAXES

Our effective income tax rate was 25.0% and 24.2% for the three months ended March 31, 2024 and 2023, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Numerator:
Net income available to common shareholders	$18.5	$98.0
Denominator:
Weighted average common shares outstanding	176.0	178.2
Dilutive effect of share-based awards and options outstanding	0.6	0.9
Weighted average diluted common shares outstanding (1)	176.6	179.1

Basic earnings per common share	$0.11	$0.55
Diluted earnings per common share	0.10	0.55
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.1 million and 0.5 million share-based awards and options that had an anti-dilutive effect for the three months ended March 31, 2024, and 2023, respectively.
Common Shares Outstanding
As of both March 31, 2024 and December 31, 2023, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three months ended March 31, 2024 and 2023.
The following table shows changes to our Class B common shares outstanding for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Outstanding at beginning of period	92,931,242	94,993,144
Repurchases of common stock	(562,767)	—
Share issuances	659,784	633,860
Exercise of employee stock options	71,529	6,000
Shares withheld for employee taxes	(255,458)	(244,277)
Outstanding at end of period	92,844,330	95,388,727
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of March 31, 2024, the Company has repurchased $79.2 million of the $150.0 million authorized under the repurchase program.

Subsequent Event - Dividends Declared
In April of 2024, the Board of Directors declared a quarterly cash dividend for the second fiscal quarter of 2024 in the amount of $0.095 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 7, 2024 and will be paid on July 9, 2024.

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
Share-based compensation expense was $1.2 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of March 31, 2024, we had $31.0 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.2 years.

Equity-based awards granted during the first quarter of 2024 had a grant date fair value of $23.6 million and are included in the table below. RSUs granted in 2024 vest ratably over a period of three years. No restricted shares, performance shares, or non-qualified stock options were granted during the first quarter of 2024.

2024 Grants	Number of Awards Granted	Weighted Average Grant Date Fair Value
RSUs	642,370	$24.14
PSUs	302,841	26.77
Total grants	945,211

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
As of March 31, 2024, our firm commitments to purchase transportation equipment totaled $138.2 million.
During the first quarter of 2022, the Company recorded a $5.2 million charge as a result of an adverse audit assessment by a state tax authority over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The Company filed a request for appeal of the audit assessment with the state jurisdiction, and during the second quarter of 2023, a ruling was made in favor of the state resulting in an additional $2.9 million in interest and penalties being recorded by the Company. The Company filed a petition request with the state Appellate Tax Board in January 2024. Both the initial charge and the additional interest and penalties incurred are recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.
As of January 1, 2023, our operating segments within the Truckload reportable segment were VTL, Bulk, and MLS. As a result of expanding our dedicated business through recent acquisitions, in the fourth quarter of 2023, we reorganized the operating segments within Truckload into Dedicated, which includes MLS and M&M; Van Network; and Bulk. The three operating segments are aggregated because they have similar economic characteristics with our other Truckload operating segments and meet the other aggregation criteria described in ASC 280. Dedicated provides truckload services primarily focused on freight with consistent routes often based on long-term contracts, Van Network consists of irregular routes, and Bulk delivers key inputs for manufacturing processes, such as specialty chemicals using specialty trailers.
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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $25.1 million and $18.2 million for the three months ended March 31, 2024 and 2023, respectively.

Revenues by Segment	Three Months Ended March 31,
(in millions)	2024	2023
Truckload	$538.1	$537.0
Intermodal	247.2	266.1
Logistics	324.9	382.2
Other	94.3	92.2
Fuel surcharge	155.9	179.2
Inter-segment eliminations	(41.4)	(28.0)
Operating revenues	$1,319.0	$1,428.7

Income from Operations by Segment	Three Months Ended March 31,
(in millions)	2024	2023
Truckload	$14.9	$62.6
Intermodal	7.0	30.0
Logistics	5.4	18.5
Other	1.4	3.5
Income from operations	$28.7	$114.6

Depreciation and Amortization by Segment	Three Months Ended March 31,
(in millions)	2024	2023
Truckload	$75.3	$67.2
Intermodal	13.5	13.1
Logistics	—	0.1
Other	14.0	11.4
Depreciation and amortization	$102.8	$91.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2023.

INTRODUCTION

Company Overview
We are a transportation and logistics services company providing a multimodal portfolio of truckload, intermodal, and logistics solutions. Our diversified portfolio of complementary service offerings enables us to serve our customers’ varied transportation needs and to allocate capital in a manner that seeks to maximize returns across all market cycles and economic conditions. We continually monitor our performance and market conditions to ensure appropriate allocation of capital and resources to grow our businesses, while optimizing returns across reportable segments. Our strong balance sheet, scalable platform, and experienced operations team are supportive of our acquisition strategy, which includes acquiring high-quality businesses that meet our disciplined selection criteria to enhance our service offerings and broaden our customer base.
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

RESULTS OF OPERATIONS

Non-GAAP Financial Measures
In this section of our report, we present the following non-GAAP financial measures: (1) revenues (excluding fuel surcharge), (2) adjusted income from operations, (3) adjusted operating ratio, (4) adjusted net income, (5) adjusted EBITDA, and (6) free cash flow. We also provide reconciliations of these measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.
Management believes the use of each of these non-GAAP measures assists investors in understanding our business by (1) removing the impact of items from our operating results that, in our opinion, do not reflect our core operating performance, (2) providing investors with the same information our management uses internally to assess our core operating performance, and (3) presenting comparable financial results between periods. In addition, in the case of revenues (excluding fuel surcharge), we believe the measure is useful to investors because it isolates volume, price, and cost changes directly related to industry demand and the way we operate our business from the external factor of fluctuating fuel prices and the programs we have in place to manage such fluctuations. Fuel-related costs and their impact on our industry are important to our results of operations, but they are often independent of other, more relevant factors affecting our results of operations and our industry. Free cash flow is used as a measure to assess overall liquidity and does not represent residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures such as repayment of maturing debt.
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

	Three Months Ended March 31,
(in millions, except ratios)	2024	2023
Operating revenues	$1,319.0	$1,428.7
Revenues (excluding fuel surcharge) (1)	1,163.1	1,249.5
Income from operations	28.7	114.6
Adjusted income from operations (2)	30.0	114.6
Operating ratio	97.8%	92.0%
Adjusted operating ratio (3)	97.4%	90.8%
Net income	$18.5	$98.0
Adjusted net income (4)	19.5	98.0
Adjusted EBITDA (5)	130.7	223.4
Cash flow from operations	97.6	183.1
Free cash flow (6)	(14.3)	62.2
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
(5)We define “adjusted EBITDA” as net income, adjusted to exclude net interest expense, our provision for income taxes, depreciation and amortization, and certain items that do not reflect our core operating performance. Included below is a reconciliation of net income, which is the most directly comparable GAAP measure, to adjusted EBITDA.
(6)We define “free cash flow” as net cash provided by operating activities less net cash used for capital expenditures.

Revenues (excluding fuel surcharge)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating revenues	$1,319.0	$1,428.7
Less: Fuel surcharge revenues	155.9	179.2
Revenues (excluding fuel surcharge)	$1,163.1	$1,249.5

Adjusted income from operations

	Three Months Ended March 31,
(in millions)	2024	2023
Income from operations	$28.7	$114.6
Intangible asset amortization (1)	1.3	—
Adjusted income from operations	$30.0	$114.6
(1)Amortization expense related to intangible assets acquired through recent business acquisitions. As we finalized our purchase accounting adjustments related to intangible assets, and to better reflect our ongoing operations, we made the decision to exclude the related amortization expense from non-GAAP earnings beginning in the fourth quarter of 2023.

Adjusted operating ratio

	Three Months Ended March 31,
(in millions, except ratios)	2024	2023
Total operating expenses	$1,290.3	$1,314.1
Divide by: Operating revenues	1,319.0	1,428.7
Operating ratio	97.8%	92.0%

Total operating expenses	$1,290.3	$1,314.1
Adjusted for:
Fuel surcharge revenues	(155.9)	(179.2)
Intangible asset amortization	(1.3)	—
Adjusted total operating expenses	$1,133.1	$1,134.9

Operating revenues	$1,319.0	$1,428.7
Less: Fuel surcharge revenues	155.9	179.2
Revenues (excluding fuel surcharge)	$1,163.1	$1,249.5

Adjusted operating ratio	97.4%	90.8%
Adjusted net income

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$18.5	$98.0
Intangible asset amortization	1.3	—
Income tax effect of non-GAAP adjustments (1)	(0.3)	—
Adjusted net income	$19.5	$98.0
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

Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$18.5	$98.0
Interest expense, net	3.2	2.3
Provision for income taxes	6.2	31.3
Depreciation and amortization	102.8	91.8
Adjusted EBITDA	$130.7	$223.4
Free cash flow

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$97.6	$183.1
Net capital expenditures	(111.9)	(120.9)
Free cash flow	$(14.3)	$62.2

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Enterprise Results Summary
Enterprise net income decreased $79.5 million, approximately 81%, in the first quarter of 2024 compared to the same quarter in 2023, primarily due to a $85.9 million decrease in income from operations and an $18.7 million unfavorable change to total other expenses (income)—net driven by lower gains on our equity investments. In the three months ended March 31, 2024, the Company recognized pre-tax net losses of $0.1 million compared to $17.6 million in pre-tax net gains on our equity investments during the three months ended March 31, 2023. These items were partially offset by the corresponding $25.1 million decrease in the provision for income taxes.
Adjusted net income decreased $78.5 million, approximately 80%.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $109.7 million, approximately 8%, in the first quarter of 2024 compared to the same quarter in 2023.
Factors contributing to the decrease include:
•a $57.3 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order resulting from continued challenges in the freight environment and a decline in volume within our brokerage business;
•a $23.3 million decrease in fuel surcharge revenues primarily related to decreased fuel prices;
•and an $18.9 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to reduced revenue per order.

Enterprise revenues (excluding fuel surcharge) decreased $86.4 million, approximately 7%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $85.9 million, approximately 75%, in the first quarter of 2024 compared to the same quarter in 2023, primarily due to a decrease in net revenue per order in Logistics, revenue per order in Intermodal, and revenue per truck per week in Truckload resulting from ongoing pricing pressures. The revenue impacts of volume declines within our brokerage business and Intermodal were driven by continued downward pressure on industry demand. A reduction in gains on equipment sales and ongoing inflationary impacts also contributed to the decrease. These factors were partially offset by an increase in Truckload volumes driven by dedicated growth, including the M&M acquisition, and declines in purchased transportation costs, performance-based incentive compensation, equipment rental expense, and rail expense.

Adjusted income from operations decreased $84.6 million, approximately 74%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the first quarter of 2023.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $54.4 million, or 10%, quarter over quarter, primarily resulting from a decline in third-party carrier costs within Logistics due to lower brokerage volume and purchased transportation costs per order. Owner-operator purchased transportation costs also declined within Truckload due to a reduction in owner-operator capacity and lower rate per mile.
•Salaries, wages, and benefits increased $17.3 million, or 5%, quarter over quarter, mainly due to driver wages and benefits related to the M&M acquisition along with an increase to driver headcount within Dedicated; partially offset by a decrease in performance-based incentive compensation.
•Fuel and fuel taxes for company trucks decreased $5.3 million, or 5%, quarter over quarter, driven by a decrease in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $11.0 million, or 12%, quarter over quarter, mainly due to additional depreciation expense incurred as a result of trailer and tractor growth within Dedicated, inflationary unit costs for new equipment, and incremental depreciation and amortization expense related to the M&M acquisition.
•Operating supplies and expenses—net increased $5.7 million, or 4%, quarter over quarter, largely resulting from a decrease in gains on sales of equipment due to a decrease in average sales price. This was partially offset by a decrease in equipment rental expense driven by improved port fluidity and decreased ramp storage.
•Insurance expense increased $6.4 million, or 26%, quarter over quarter, driven by an increase in auto liability insurance costs related to recent unfavorable claims severity.
•Other general expenses decreased $4.5 million, or 13%, quarter over quarter, primarily related to decreased driver onboarding costs.
Total Other Expenses (Income)
Total other income decreased $18.7 million in the first quarter of 2024 compared to the same quarter in 2023. This change was primarily the result of pre-tax net losses on our equity investments of $0.1 million in the first quarter of 2024 compared to pre-tax net gains of $17.6 million in the first quarter of 2023.
Income Tax Expense
Our provision for income taxes decreased $25.1 million, or 80%, in the first quarter of 2024 compared to the same quarter in 2023, primarily due to lower taxable income. The effective income tax rate was 25.0% for the three months ended March 31, 2024 compared to 24.2% for the same quarter last year. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income from Operations by Segment
The following tables summarize revenues and income from operations by segment.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2024	2023
Truckload	$538.1	$537.0
Intermodal	247.2	266.1
Logistics	324.9	382.2
Other	94.3	92.2
Fuel surcharge	155.9	179.2
Inter-segment eliminations	(41.4)	(28.0)
Operating revenues	$1,319.0	$1,428.7

	Three Months Ended March 31,
Income from Operations by Segment (in millions)	2024	2023
Truckload	$14.9	$62.6
Intermodal	7.0	30.0
Logistics	5.4	18.5
Other	1.4	3.5
Income from operations	28.7	114.6
Adjustments:
Intangible asset amortization	1.3	—
Adjusted income from operations	$30.0	$114.6

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. The two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Three Months Ended March 31,
	2024	2023
Dedicated
Revenues (excluding fuel surcharge) (1)	$341.4	$303.0
Average trucks (2) (3)	6,721	5,948
Revenue per truck per week (4)	$3,963	$3,980
Network
Revenues (excluding fuel surcharge) (1)	$196.2	$234.1
Average trucks (2) (3)	4,163	4,474
Revenue per truck per week (4)	$3,676	$4,089
Total Truckload
Revenues (excluding fuel surcharge) (5)	$538.1	$537.0
Average trucks (2) (3)	10,884	10,422
Revenue per truck per week (4)	$3,853	$4,027
Average company trucks (3)	9,166	8,477
Average owner-operator trucks (3)	1,718	1,945
Trailers (6)	47,880	44,499
Operating ratio (7)	97.2%	88.3%
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
Truckload revenues (excluding fuel surcharge) increased $1.1 million, in the first quarter of 2024 compared to the same quarter in 2023. Rate per loaded mile decreased 3%, due to market conditions; this was partially offset by a 3% increase in volume, driven by dedicated growth.
Truckload income from operations decreased $47.7 million, approximately 76%, in the first quarter of 2024 compared to the same quarter in 2023. In addition to the impact of rate per loaded mile, other items contributing to the decrease in income from operations include increases in salaries and wages expense primarily related to the M&M acquisition, decreases in gains on equipment sales, an increase in depreciation resulting from dedicated growth (including M&M) and inflationary unit costs for new equipment, and increased insurance expense. These items were partially offset by a decrease in owner-operator purchased transportation costs.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Orders (1)	100,494	100,745
Containers	26,849	27,735
Trucks (2)	1,413	1,536
Revenue per order (3)	$2,442	$2,628
Operating ratio (4)	97.2%	88.7%
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
Intermodal revenues (excluding fuel surcharge) decreased $18.9 million, approximately 7%, in the first quarter of 2024 compared to the same quarter in 2023, primarily due to a decrease in revenue per order of $186, or 7%, driven by market conditions and freight mix.
Intermodal income from operations decreased $23.0 million, approximately 77%, in the first quarter of 2024 compared to the same quarter in 2023. Factors contributing to the decrease include the revenue impacts cited above, partially offset by a decrease in dray and rail-related costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Operating ratio (1)	98.3%	95.2%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $57.3 million, approximately 15%, in the first quarter of 2024 compared to the same quarter in 2023. This was primarily due to a decrease in brokerage revenue per order and an 8% reduction in brokerage volume driven by market conditions, as well as lower port dray revenues.
Logistics income from operations decreased $13.1 million, approximately 71%, in the first quarter of 2024 compared to the same quarter in 2023 due to the revenue impacts listed above, partially offset by a decrease in third-party carrier costs.
Other
Other income from operations decreased $2.1 million in the first quarter of 2024 compared to the same quarter in 2023. Lower income from our leasing business was offset by a decrease in our performance-based incentive compensation.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $150.0 million receivables purchase agreement maturing in July 2024, for which our combined available capacity as of March 31, 2024 was $215.6 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We had maximum borrowings under the facilities of $115.0 million during the three months ended March 31, 2024. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and finance lease obligations as of the dates shown.

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$67.3	$102.4
Marketable securities	56.9	57.2
Total cash, cash equivalents, and marketable securities	$124.2	$159.6

Debt:
Senior notes	$185.0	$185.0
Receivables purchase agreement	70.0	60.0
Credit agreement	40.0	45.0
Finance leases	11.0	12.1
Total debt	$306.0	$302.1
Debt
As of March 31, 2024, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$97.6	$183.1
Net cash used in investing activities	(102.1)	(156.5)
Net cash used in financing activities	(30.6)	(22.5)
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Operating Activities
Net cash provided by operating activities decreased $85.5 million, approximately 47%, in the first three months of 2024 compared to the same period in 2023. The decrease was a result of a decrease in net income adjusted for various noncash items and an increase in cash used for working capital. Working capital changes were driven by a decrease in cash provided by trade accounts receivable which corresponds with the decrease in revenues, partially offset by a decrease in cash used for payables and other liabilities, along with an increase in claims reserves.
Investing Activities
Net cash used in investing activities decreased $54.4 million, approximately 35%, in the first three months of 2024 compared to the same period in 2023. The decrease in cash used was primarily related to decreases in cash used for purchases of lease equipment, net capital expenditures, investment in notes receivable, purchases of marketable securities, and investments in equity securities.

Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in millions)	2024	2023
Purchases of transportation equipment	$123.3	$143.1
Purchases of other property and equipment	12.0	12.5
Proceeds from sale of property and equipment	(23.4)	(34.7)
Net capital expenditures	$111.9	$120.9
Net capital expenditures decreased $9.0 million in the first three months of 2024 compared to the same period in 2023. The decrease was driven by a $19.8 million decrease in purchases of transportation equipment mainly due to timing of purchases during the first quarter of 2023. Proceeds from sale of property and equipment decreased year over year primarily due to lower proceeds per sale.
Financing Activities
Net cash used in financing activities increased $8.1 million, approximately 36%, in the first three months of 2024 compared to the same period in 2023 primarily due to $13.0 million of treasury stock repurchases during the first three months of 2024, partially offset by $5.0 million of net proceeds under revolving credit agreements.
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
We will perform our annual evaluation of goodwill for impairment as of October 31, 2024, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill.
Off-Balance Sheet Arrangements
As of March 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for our contractual obligations as of December 31, 2023. There were no material changes to our contractual obligations during the three months ended March 31, 2024.

CRITICAL ACCOUNTING ESTIMATES

We have reviewed our critical accounting policies and considered whether new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2023 are still current and that there have been no significant changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on February 23, 2024.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2024 - January 31, 2024	11,937	$25.60	11,937	$83.5
February 1, 2024 - February 29, 2024	391,102	24.44	173,858	79.3
March 1, 2024 - March 31, 2024	414,692	22.58	376,972	70.8
Total	817,731		562,767
(1)Of the 817,731 shares purchased during the three months ended March 31, 2024, 254,964 represent shares of common stock that employees surrendered to satisfy withholding taxes related to the vesting of restricted stock, restricted stock units, and performance share units.
(2)On February 1, 2023, the Company announced that the Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of March 31, 2024, the Company had $70.8 million remaining available to repurchase.
Limitation Upon Payment of Dividends
The 2022 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SCHNEIDER NATIONAL, INC.

Date:	May 2, 2024	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)