Form 10-Q
period 2024-06-30
Schneider National, Inc.
filed 2024-08-01
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes  ☐            No ☒
As of July 26, 2024, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,185,677 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

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

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: inflation, both in the U.S. and globally; our ability to successfully manage operational challenges and disruptions, as well as related federal, state, and local government responses arising from future pandemics; economic and business risks inherent in the truckload and transportation industry, including inflation, freight cycles, and competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage truck capacity brought about by cyclical driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements, including dedicated arrangements, and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 tractors and trailers; our ability to attract and retain qualified drivers and owner-operators; our reliance on owner-operators to provide a portion of our truck fleet; our dependence on railroads in the operation of our intermodal business; service instability, availability, and/or increased costs from third-party capacity providers used by our business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining material, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; our ability to implement our plans to meet our greenhouse gas reduction goals; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 13, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company. The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Report.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues	$1,316.7	$1,346.5	$2,635.7	$2,775.2
Operating expenses:
Purchased transportation	493.3	531.8	1,002.0	1,094.9
Salaries, wages, and benefits	352.3	325.5	707.4	663.3
Fuel and fuel taxes	100.7	96.8	208.4	209.8
Depreciation and amortization	102.5	93.2	205.3	185.0
Operating supplies and expenses—net	157.2	140.6	310.8	288.5
Insurance and related expenses	33.2	25.7	64.3	50.4
Other general expenses	26.5	29.1	57.8	64.9
Total operating expenses	1,265.7	1,242.7	2,556.0	2,556.8
Income from operations	51.0	103.8	79.7	218.4
Other expenses (income):
Interest income	(0.9)	(2.6)	(1.7)	(4.7)
Interest expense	4.3	2.4	8.3	6.8
Other expenses (income)—net	0.6	0.8	1.4	(16.2)
Total other expense (income)—net	4.0	0.6	8.0	(14.1)
Income before income taxes	47.0	103.2	71.7	232.5
Provision for income taxes	11.7	25.7	17.9	57.0
Net income	35.3	77.5	53.8	175.5
Other comprehensive income (loss):
Foreign currency translation adjustment—net	(0.4)	0.3	(0.4)	0.6
Net unrealized gains (losses) on marketable securities—net of tax	0.1	(0.4)	(0.1)	0.1
Total other comprehensive income (loss)—net	(0.3)	(0.1)	(0.5)	0.7
Comprehensive income	$35.0	$77.4	$53.3	$176.2

Weighted average shares outstanding	175.5	178.1	175.7	178.1
Basic earnings per share	$0.20	$0.44	$0.31	$0.99

Weighted average diluted shares outstanding	175.8	178.7	176.2	178.9
Diluted earnings per share	$0.20	$0.43	$0.31	$0.98
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$103.2	$102.4
Marketable securities	54.0	57.2
Trade accounts receivable—net of allowance of $7.8 million and $15.0 million, respectively	551.7	575.7
Other receivables	39.5	61.9
Current portion of lease receivables—net of allowance of $0.9 million and $1.0 million, respectively	86.8	93.3
Inventories—net	91.1	117.9
Prepaid expenses and other current assets	124.1	102.5
Total current assets	1,050.4	1,110.9
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,850.2	3,781.0
Land, buildings, and improvements	228.6	226.1
Other property and equipment	182.8	180.2
Total property and equipment	4,261.6	4,187.3
Less accumulated depreciation	1,670.9	1,605.6
Net property and equipment	2,590.7	2,581.7
Lease receivables	132.2	130.2
Internal use software and other noncurrent assets	442.9	402.7
Goodwill	331.7	331.7
Total noncurrent assets	3,497.5	3,446.3
Total Assets	$4,547.9	$4,557.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$218.0	$241.3
Accrued salaries, wages, and benefits	79.1	66.7
Claims accruals—current	112.1	89.2
Current maturities of debt and finance lease obligations	139.2	104.5
Other current liabilities	110.9	104.5
Total current liabilities	659.3	606.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	125.8	197.6
Claims accruals—noncurrent	130.4	92.7
Deferred income taxes	577.3	595.7
Other noncurrent liabilities	103.5	108.2
Total noncurrent liabilities	937.0	994.2
Total Liabilities	1,596.3	1,600.4
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,965,392 and 95,796,669 shares issued and 92,301,573 and 92,931,242 shares outstanding, respectively	—	—
Additional paid-in capital	1,596.1	1,595.2
Retained earnings	1,452.1	1,431.9
Accumulated other comprehensive loss	(3.9)	(3.4)
Treasury stock, at cost, 3,649,140 and 2,505,267 shares, respectively	(92.7)	(66.9)
Total Shareholders’ Equity	2,951.6	2,956.8
Total Liabilities and Shareholders’ Equity	$4,547.9	$4,557.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income	$53.8	$175.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205.3	185.0
Gains on sales of property and equipment—net	(2.3)	(22.8)
Proceeds from lease receipts	31.1	38.8
Deferred income taxes	(18.4)	29.5
Long-term incentive and share-based compensation expense	5.2	8.9
(Gains) losses on investments in equity securities—net	0.2	(17.7)
Other noncash items—net	1.2	0.7
Changes in operating assets and liabilities:
Receivables	47.8	5.5
Other assets	(34.0)	(44.8)
Claims reserves and receivables—net	14.3	2.0
Payables	(37.8)	(36.0)
Other liabilities	13.8	(21.4)
Net cash provided by operating activities	280.2	303.2
Investing Activities:
Purchases of transportation equipment	(220.4)	(344.4)
Purchases of other property and equipment	(19.4)	(25.3)
Proceeds from sale of property and equipment	58.2	71.6
Proceeds from sale of off-lease inventory	21.8	13.7
Purchases of lease equipment	(20.9)	(54.1)
Proceeds from government grants	2.1	—
Proceeds from marketable securities	5.0	4.0
Purchases of marketable securities	(1.9)	(12.8)
Investments in equity securities and equity method investment	(0.1)	(6.8)
Investment in note receivable	(2.5)	(10.0)
Net cash used in investing activities	(178.1)	(364.1)
Financing Activities:
Proceeds under revolving credit agreements	65.0	—
Payments under revolving credit agreements	(100.0)	—
Payments of debt and finance lease obligations	(2.3)	(1.7)
Dividends paid	(33.3)	(31.8)
Repurchases of common stock	(25.8)	(36.1)
Other financing activities	(4.9)	(6.0)
Net cash used in financing activities	(101.3)	(75.6)
Net increase (decrease) in cash and cash equivalents	0.8	(136.5)
Cash and Cash Equivalents:
Beginning of period	102.4	385.7
End of period	$103.2	$249.2

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$23.3	$47.8
Dividends declared but not yet paid	17.2	16.9
Sale of assets in exchange for notes receivable	1.5	—
Noncash equity method investment	—	3.3
Cash paid (refunded) during the period for:
Interest	7.8	4.1
Income taxes—net of refunds	(3.1)	49.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

		Additional Paid-In Capital
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2022	$—	$1,584.4	$1,257.8	$(5.0)	$—	$2,837.2
Net income	—	—	98.0	—	—	98.0
Other comprehensive income	—	—	—	0.8	—	0.8
Share-based compensation expense	—	5.1	—	—	—	5.1
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.4)	—	—	(16.4)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	0.1	—	—	—	0.1
Shares withheld for employee taxes	—	(6.1)	—	—	—	(6.1)
Balance—March 31, 2023	—	1,583.6	1,339.4	(4.2)	—	2,918.8
Net income	—	—	77.5	—	—	77.5
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	4.4	—	—	—	4.4
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.1)	—	—	(16.1)
Repurchases of common stock	—	—	—	—	(36.1)	(36.1)
Balance—June 30, 2023	$—	$1,588.0	$1,400.8	$(4.3)	$(36.1)	$2,948.4

Balance—December 31, 2023	$—	$1,595.2	$1,431.9	$(3.4)	$(66.9)	$2,956.8
Net income	—	—	18.5	—	—	18.5
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	1.5	—	—	—	1.5
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Repurchases of common stock	—	—	—	—	(13.0)	(13.0)
Exercise of employee stock options	—	1.5	—	—	—	1.5
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—March 31, 2024	—	1,591.8	1,433.7	(3.6)	(79.9)	2,942.0
Net income	—	—	35.3	—	—	35.3
Other comprehensive loss	—	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	4.3	—	—	—	4.3
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.9)	—	—	(16.9)
Repurchases of common stock	—	—	—	—	(12.8)	(12.8)
Balance—June 30, 2024	$—	$1,596.1	$1,452.1	$(3.9)	$(92.7)	$2,951.6
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
New Accounting Pronouncements
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU provides additional guidance on reportable segment disclosures, including information on significant segment expenses and other items provided to the CODM by reportable segment and the title and position of the CODM. Additionally, annual segment disclosures currently reported under ASC 280 are now required for all interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We believe this standard will impact our disclosures but will not impact our consolidated financial statements.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU expands the disclosures related to rate reconciliations by requiring entities to disclose items meeting a quantitative threshold and eight categories. The standard is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We believe this standard will impact our disclosures but will not impact our consolidated financial statements.

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

Acquisition-related costs, which consist of fees incurred for advisory, legal, and accounting services, were not material and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the three and six months ended June 30, 2024.
The following table summarizes the final purchase price allocation for M&M, including adjustments during the measurement period.

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
The above adjustments made during the measurement period were primarily related to working capital, accrued taxes, and intangible assets. No material adjustments were made during the three and six months ended June 30, 2024.
The following unaudited pro forma revenues give effect to the acquisition had it been effective January 1, 2023. Combined unaudited pro forma operating revenues of the Company and M&M would have been approximately $1,376.8 million and $2,836.3 million during the three and six months ended June 30, 2023, respectively, and our earnings for the same periods would not have been materially different.

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
In conjunction with our acquisition of M&M, the Company entered into nine related party leases. The leases are for the use of shop, warehouse, office, and drop yard locations throughout the country. The leases run through 2026, and the related lease payments are not material.

Additional information related to our leases is as follows:

	Six Months Ended June 30,
(in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$19.6	$18.0
Operating cash flows for finance leases	0.3	0.2
Financing cash flows for finance leases	2.2	1.7

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$16.7	$29.8
Finance leases	0.2	2.7
As of June 30, 2024, we had a signed lease that had not yet commenced totaling $0.1 million. The lease will commence in August 2024 and have a lease term of three years.
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
As of June 30, 2024 and December 31, 2023, investments in lease receivables were as follows:

(in millions)	June 30, 2024	December 31, 2023
Future minimum payments to be received on leases	$165.0	$161.8
Guaranteed residual lease values	98.0	103.9
Total minimum lease payments to be received	263.0	265.7
Unearned income	(44.0)	(42.2)
Net investment in leases	$219.0	$223.5
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of June 30, 2024 was $55.9 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of June 30, 2024, our lease payments past due were $3.0 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$60.1	$49.8	$118.0	$110.6
Cost of goods sold	(54.1)	(42.0)	(104.9)	(93.4)
Operating profit	$6.0	$7.8	$13.1	$17.2

Interest income on lease receivable	$7.8	$9.3	$15.5	$18.7

4. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. Beginning on August 1, 2023, M&M revenues are included within Transportation revenues, consistent with the remainder of our Truckload segment. The following table summarizes our revenues by type of service.

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2024	2023	2024	2023
Transportation	$1,211.7	$1,253.1	$2,429.1	$2,570.1
Logistics Management	51.3	40.9	101.9	90.7
Other	53.7	52.5	104.7	114.4
Total operating revenues	$1,316.7	$1,346.5	$2,635.7	$2,775.2
Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	June 30, 2024
Expected to be recognized within one year
Transportation	$31.8
Logistics Management	14.0
Expected to be recognized after one year
Transportation	41.4
Logistics Management	10.7
Total	$97.9
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	June 30, 2024	December 31, 2023
Other current assets—Contract assets	$28.3	$23.7
We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. We had no contract liabilities related to amounts customers paid in advance of the associated services as of June 30, 2024 and December 31, 2023.

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	June 30, 2024	December 31, 2023
Equity investment in TuSimple (1)	1	$0.1	$0.3
Marketable securities (2)	2	54.0	57.2
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
The fair value of the Company’s debt was $183.4 million and $183.2 million as of June 30, 2024 and December 31, 2023, respectively. The carrying value of the Company’s debt was $185.0 million as of June 30, 2024 and December 31, 2023. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of June 30, 2024 or December 31, 2023. Cost basis is determined using the specific identification method.
The following table presents the maturities and values of our marketable securities as of the dates shown.

	June 30, 2024			December 31, 2023
(in millions, except maturities in months)	Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	2 to 80 months	$25.0	$22.8	$24.9	$22.9
Corporate debt securities	1 to 106 months	17.9	17.3	20.0	19.2
State and municipal bonds	9 to 172 months	14.4	13.9	15.5	15.1
Total marketable securities		$57.3	$54.0	$60.4	$57.2

Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools; MLSI, a transportation technology development company; and ChemDirect, a business-to-business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of June 30, 2024 and December 31, 2023 were $121.8 million. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. As of June 30, 2024, our cumulative upward adjustments were $72.0 million. In addition to our investment in MLSI, we hold a $10.0 million note receivable from MLSI as of June 30, 2024 and 2023. The note was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030. We also hold a $2.5 million note receivable in Platform Science as of June 30, 2024. This note was executed and funded during the second quarter of 2024, is subject to interest over its term, and matures in March 2027. We had no additional investments or upward adjustments for the three and six months ended June 30, 2024 or three months ended June 30, 2023. We recorded an additional investment of $5.0 million and an upward adjustment of $17.7 million in the first quarter of 2023.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. Our net investment activity was not material for the three and six months ended June 30, 2024 and 2023. See Note 5, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, an entity that provides a platform for shippers to track and manage their greenhouse gas emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the three and six months ended June 30, 2024 and 2023, activity was not material. The carrying value of our investment was $4.8 million as of June 30, 2024.
All of our equity investments, as well as our notes receivable from MLSI and Platform Science, Inc., are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. Our goodwill balance as of June 30, 2024 and December 31, 2023 was $331.7 million and was comprised of $317.5 million and $14.2 million in our Truckload and Logistics segments, respectively. As of both June 30, 2024 and December 31, 2023, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
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

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$43.5	$3.3	$40.2	$43.5	$1.8	$41.7
Trademarks	10.9	2.0	8.9	10.9	1.5	9.4
Non-compete agreements	5.4	1.0	4.4	5.4	0.4	5.0
Total intangible assets	$59.8	$6.3	$53.5	$59.8	$3.7	$56.1
Amortization expense for intangible assets was $1.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

Estimated future amortization expense related to intangible assets is as follows:

(in millions)	June 30, 2024
Remaining 2024	$2.4
2025	5.0
2026	5.0
2027	5.0
2028	4.6
2029 and thereafter	31.5
Total	$53.5

8. DEBT AND CREDIT FACILITIES

As of June 30, 2024 and December 31, 2023, debt included the following:

(in millions)	June 30, 2024	December 31, 2023
Unsecured senior notes: principal maturities ranging from 2024 through 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 3.96% and 3.68% for 2024 and 2023, respectively.	$185.0	$185.0
Credit agreement: matures November 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.43% and 6.43% for 2024 and 2023, respectively.	—	45.0
Receivables purchase agreement: matures May 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.29% and 6.28% 2024 and 2023, respectively.	70.0	60.0
Total debt and credit facilities	255.0	290.0
Current maturities	(135.0)	(100.0)
Long-term debt	$120.0	$190.0
Our Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027, inclusive of a $100.0 million sublimit to be used for the issuance of letters of credit. Balances are included within long-term debt and finance lease obligations on the consolidated balance sheets. Standby letters of credit under this agreement amounted to $0.4 million as of June 30, 2024 and December 31, 2023 and were primarily related to the requirements of certain of our real estate leases.
During the second quarter of 2024, we renewed our Receivables Purchase Agreement (the “2024 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on the one-month Term SOFR up to $200.0 million through May 2027, inclusive of a $100.0 million sublimit to be used for the issuance of letters of credit. Our previous agreement, the “2021 Receivables Purchase Agreement,” allowed us to borrow up to $150.0 million against qualifying trade receivables at rates based on the one-month Term SOFR and had a maturity date of July 2024. Borrowings under the 2024 Receivables Purchase Agreement were included within long-term debt and finance lease obligations as of June 30, 2024. As of December 31, 2023, borrowings under the 2021 Receivables Purchase Agreement were included within our current maturities of debt and finance lease obligations due to the pending maturity date. As of June 30, 2024 and December 31, 2023, standby letters of credit under these agreements amounted to $73.9 million and $81.4 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.
Our combined available capacity under our Credit Agreement and our Receivables Purchase Agreement as of June 30, 2024 was $305.7 million.

9. INCOME TAXES

Our effective income tax rate was 25.0% and 24.9% for the three months ended June 30, 2024 and 2023, respectively, and 25.0% and 24.5% for the six months ended June 30, 2024 and 2023, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Numerator:
Net income available to common shareholders	$35.3	$77.5	$53.8	$175.5
Denominator:
Weighted average common shares outstanding	175.5	178.1	175.7	178.1
Dilutive effect of share-based awards and options outstanding	0.3	0.6	0.5	0.8
Weighted average diluted common shares outstanding (1)	175.8	178.7	176.2	178.9

Basic earnings per common share	$0.20	$0.44	$0.31	$0.99
Diluted earnings per common share	0.20	0.43	0.31	0.98
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.7 million and 0.3 million share-based awards and options that had an anti-dilutive effect for the three and six months ended June 30, 2024 and 0.3 million and 0.5 million share-based awards and options that had an anti-dilutive effect for the three and six months ended June 30, 2023, respectively.
Common Shares Outstanding
As of both June 30, 2024 and December 31, 2023, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three and six months ended June 30, 2024 and 2023.
The following table shows changes to our Class B common shares outstanding for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Outstanding at beginning of period	92,844,330	95,388,727	92,931,242	94,993,144
Repurchases of common stock	(581,106)	(1,372,039)	(1,143,873)	(1,372,039)
Share issuances	38,349	47,563	698,133	681,423
Exercise of employee stock options	—	—	71,529	6,000
Shares withheld for employee taxes	—	—	(255,458)	(244,277)
Outstanding at end of period	92,301,573	94,064,251	92,301,573	94,064,251
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of June 30, 2024, the Company has repurchased $91.9 million of the $150.0 million authorized under the repurchase program.
Subsequent Event - Dividends Declared
In July of 2024, the Board declared a quarterly cash dividend for the third fiscal quarter of 2024 in the amount of $0.095 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 13, 2024 and will be paid on October 8, 2024.

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
Share-based compensation expense was $3.9 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively, and $5.1 million and $8.9 million for the six months ended June 30, 2024 and 2023, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of June 30, 2024, we had $24.4 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.9 years.

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
As of June 30, 2024, our firm commitments to purchase transportation equipment totaled $156.8 million.
During the first quarter of 2022, the Company recorded a $5.2 million charge as a result of adverse audit assessments by a state tax authority over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The Company filed a request for appeal of the audit assessment with the state jurisdiction, and during the second quarter of 2023, a ruling was made in favor of the state resulting in an additional $2.9 million in interest and penalties being recorded by the Company to cover all periods audited. The Company filed a petition request with the state Appellate Tax Board in January 2024 covering periods at appeals. The initial charge, as well as the additional interest and penalties incurred were recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income.

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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $24.4 million and $16.2 million for the three months ended June 30, 2024 and 2023, respectively, and $49.6 million and $34.4 million for the six months ended June 30, 2024 and 2023, respectively.

Revenues by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Truckload	$540.3	$532.7	$1,078.4	$1,069.7
Intermodal	253.1	261.0	500.3	527.1
Logistics	318.8	343.4	643.7	725.6
Other	95.6	78.9	189.9	171.1
Fuel surcharge	148.8	155.6	304.7	334.8
Inter-segment eliminations	(39.9)	(25.1)	(81.3)	(53.1)
Operating revenues	$1,316.7	$1,346.5	$2,635.7	$2,775.2

Income (Loss) from Operations by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Truckload	$30.7	$64.8	$45.6	$127.4
Intermodal	14.6	23.7	21.6	53.7
Logistics	11.2	12.8	16.6	31.3
Other	(5.5)	2.5	(4.1)	6.0
Income from operations	$51.0	$103.8	$79.7	$218.4

Depreciation and Amortization by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Truckload	$75.0	$68.0	$150.3	$135.2
Intermodal	13.4	13.4	26.9	26.5
Logistics	—	—	—	0.1
Other	14.1	11.8	28.1	23.2
Depreciation and amortization	$102.5	$93.2	$205.3	$185.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2024	2023	2024	2023
Operating revenues	$1,316.7	$1,346.5	$2,635.7	$2,775.2
Revenues (excluding fuel surcharge) (1)	1,167.9	1,190.9	2,331.0	2,440.4
Income from operations	51.0	103.8	79.7	218.4
Adjusted income from operations (2)	52.3	106.7	82.3	221.3
Operating ratio	96.1%	92.3%	97.0%	92.1%
Adjusted operating ratio (3)	95.5%	91.0%	96.5%	90.9%
Net income	$35.3	$77.5	$53.8	$175.5
Adjusted net income (4)	36.3	79.7	55.8	177.7
Adjusted EBITDA (5)	152.9	199.1	283.6	422.5
Cash flow from operations	182.6	120.1	280.2	303.2
Free cash flow (6)	112.9	(57.1)	98.6	5.1
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
(6)We define “free cash flow” as net cash provided by operating activities less net cash used for capital expenditures. Included below is a reconciliation of net cash provided by operating activities, which is the most directly comparable GAAP measure, to free cash flow.
Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating revenues	$1,316.7	$1,346.5	$2,635.7	$2,775.2
Less: Fuel surcharge revenues	148.8	155.6	304.7	334.8
Revenues (excluding fuel surcharge)	$1,167.9	$1,190.9	$2,331.0	$2,440.4

Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Income from operations	$51.0	$103.8	$79.7	$218.4
Litigation and audit assessments (1)	—	2.9	—	2.9
Intangible asset amortization (2)	1.3	—	2.6	—
Adjusted income from operations	$52.3	$106.7	$82.3	$221.3
(1)Includes $2.9 million for the three and six months ended June 30, 2023 for charges related to adverse audit assessments for prior period state sales tax on rolling stock equipment used within that state. Refer to Note 12, Commitments and Contingencies, for additional details.
(2)Amortization expense related to intangible assets acquired through recent business acquisitions. As we finalized our purchase accounting adjustments related to intangible assets, we made the decision to exclude the related amortization expense from adjusted income from operations and adjusted net income beginning in the fourth quarter of 2023. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers.

Adjusted operating ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2024	2023	2024	2023
Total operating expenses	$1,265.7	$1,242.7	$2,556.0	$2,556.8
Divide by: Operating revenues	1,316.7	1,346.5	2,635.7	2,775.2
Operating ratio	96.1%	92.3%	97.0%	92.1%

Total operating expenses	$1,265.7	$1,242.7	$2,556.0	$2,556.8
Adjusted for:
Fuel surcharge revenues	(148.8)	(155.6)	(304.7)	(334.8)
Litigation and audit assessments	—	(2.9)	—	(2.9)
Intangible asset amortization	(1.3)	—	(2.6)	—
Adjusted total operating expenses	$1,115.6	$1,084.2	$2,248.7	$2,219.1

Operating revenues	$1,316.7	$1,346.5	$2,635.7	$2,775.2
Less: Fuel surcharge revenues	148.8	155.6	304.7	334.8
Revenues (excluding fuel surcharge)	$1,167.9	$1,190.9	$2,331.0	$2,440.4

Adjusted operating ratio	95.5%	91.0%	96.5%	90.9%
Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$35.3	$77.5	$53.8	$175.5
Litigation and audit assessments	—	2.9	—	2.9
Intangible asset amortization	1.3	—	2.6	—
Income tax effect of non-GAAP adjustments (1)	(0.3)	(0.7)	(0.6)	(0.7)
Adjusted net income	$36.3	$79.7	$55.8	$177.7
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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$35.3	$77.5	$53.8	$175.5
Interest expense (income), net	3.4	(0.2)	6.6	2.1
Provision for income taxes	11.7	25.7	17.9	57.0
Depreciation and amortization	102.5	93.2	205.3	185.0
Litigation and audit assessments	—	2.9	—	2.9
Adjusted EBITDA	$152.9	$199.1	$283.6	$422.5
Free cash flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net cash provided by operating activities	$182.6	$120.1	$280.2	$303.2
Net capital expenditures	(69.7)	(177.2)	(181.6)	(298.1)
Free cash flow	$112.9	$(57.1)	$98.6	$5.1

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Enterprise Results Summary
Enterprise net income decreased $42.2 million, approximately 54%, in the second quarter of 2024 compared to the same quarter in 2023, primarily due to a $52.8 million decrease in income from operations, partially offset by the corresponding $14.0 million decrease in the provision for income taxes.
Adjusted net income decreased $43.4 million, approximately 54%.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $29.8 million, approximately 2%, in the second quarter of 2024 compared to the same quarter in 2023.
Factors contributing to the decrease include:
•a $24.6 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order and a decline in volume within our brokerage business due to freight market conditions;
•a $7.9 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to reduced revenue per order, partially offset by a slight increase in orders;
•and a $6.8 million decrease in fuel surcharge revenues resulting from decreased fuel prices;
•partially offset by a $7.6 million increase in Truckload segment revenues (excluding fuel surcharge) primarily related to organic and acquisitive growth within Dedicated, inclusive of the M&M acquisition, and increases in revenue per truck per week. This was partially offset by a decline in Network trucks and revenue per truck per week.

Enterprise revenues (excluding fuel surcharge) decreased $23.0 million, approximately 2%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $52.8 million, approximately 51%, in the second quarter of 2024 compared to the same quarter in 2023, primarily due to a decrease in net revenue per order in Logistics, revenue per order in Intermodal, and revenue per truck per week in Truckload resulting from ongoing pricing pressures. The revenue impact of volume declines within our brokerage business was driven by continued downward pressure on brokerage demand. An increase in driver wages due to increased headcount primarily from the M&M acquisition, a reduction in gains on equipment sales, an increase in depreciation due to an increase in revenue equipment counts, and increases in insurance expense also contributed to the decrease. These factors were partially offset by an increase in Truckload volumes driven by Dedicated growth, including the

M&M acquisition, a slight increase in Intermodal volume, and declines in purchased transportation costs.
Adjusted income from operations decreased $54.4 million, approximately 51%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the second quarter of 2023.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $38.5 million, or 7%, quarter over quarter, primarily resulting from a decline in third-party carrier costs within Logistics due to lower brokerage volume and purchased transportation costs per order. Owner-operator purchased transportation costs also declined within Truckload due to a reduction in owner-operator capacity.
•Salaries, wages, and benefits increased $26.8 million, or 8%, quarter over quarter, mainly due to driver wages and benefits related to the increase in driver headcount within Dedicated, including the M&M acquisition.
•Fuel and fuel taxes for company trucks increased $3.9 million, or 4%, quarter over quarter, driven by an increase in company driver miles, partially offset by a decrease in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $9.3 million, or 10%, quarter over quarter, mainly due to additional depreciation expense incurred as a result of trailer and tractor growth within Dedicated, the cumulative impacts from the increased cost of equipment, and incremental depreciation and amortization expense related to the M&M acquisition.
•Operating supplies and expenses—net increased $16.6 million, or 12%, quarter over quarter, largely resulting from lower gains on sales of equipment due to a decrease in average sales price per unit and increases in cost of goods sold in our leasing business.
•Insurance expense increased $7.5 million, or 29%, quarter over quarter, driven by an increase in auto liability insurance costs related to an increase in premiums and severity of claims.
•Other general expenses decreased $2.6 million, or 9%, quarter over quarter, primarily related to a reduction in bad debt expense.
Total Other Expenses (Income)
Total other expenses increased $3.4 million in the second quarter of 2024 compared to the same quarter in 2023. This change was primarily the result of an increase of $1.9 million in interest expense combined with a decrease of $1.7 million in interest income for the second quarter of 2024 compared to the same quarter of 2023.
Income Tax Expense
Our provision for income taxes decreased $14.0 million, or 54%, in the second quarter of 2024 compared to the same quarter in 2023, primarily due to lower taxable income. The effective income tax rate was 25.0% for the three months ended June 30, 2024 compared to 24.9% for the same quarter of 2023. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.

Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended June 30,
Revenues by Segment (in millions)	2024	2023
Truckload	$540.3	$532.7
Intermodal	253.1	261.0
Logistics	318.8	343.4
Other	95.6	78.9
Fuel surcharge	148.8	155.6
Inter-segment eliminations	(39.9)	(25.1)
Operating revenues	$1,316.7	$1,346.5

	Three Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2024	2023
Truckload	$30.7	$64.8
Intermodal	14.6	23.7
Logistics	11.2	12.8
Other	(5.5)	2.5
Income from operations	51.0	103.8
Adjustments:
Litigation and audit assessments	—	2.9
Intangible asset amortization	1.3	—
Adjusted income from operations	$52.3	$106.7

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. The two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Three Months Ended June 30,
	2024	2023
Dedicated
Revenues (excluding fuel surcharge) (1)	$346.4	$302.8
Average trucks (2) (3)	6,683	5,973
Revenue per truck per week (4)	$4,025	$3,948
Network
Revenues (excluding fuel surcharge) (1)	$193.8	$230.2
Average trucks (2) (3)	3,982	4,390
Revenue per truck per week (4)	$3,778	$4,083
Total Truckload
Revenues (excluding fuel surcharge) (5)	$540.3	$532.7
Average trucks (2) (3)	10,665	10,363
Revenue per truck per week (4)	$3,933	$4,005
Average company trucks (3)	9,077	8,400
Average owner-operator trucks (3)	1,588	1,963
Trailers (6)	47,154	44,714
Operating ratio (7)	94.3%	87.8%
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
Truckload revenues (excluding fuel surcharge) increased $7.6 million, in the second quarter of 2024 compared to the same quarter in 2023. This was driven by an increase in volume within Dedicated due to acquisitive and organic growth, partially offset by lower rate per loaded mile and volume in our Network business.
Truckload income from operations decreased $34.1 million, approximately 53%, in the second quarter of 2024 compared to the same quarter in 2023. In addition to the revenue impacts of lower volumes and rate per loaded mile within Network, other items contributing to the decreased income from operations include an increase in salaries and wages expense due to higher driver headcount inclusive of the M&M acquisition, lower gains on equipment sales, and increased insurance premium expense. This was partially offset by decreased purchased transportation costs driven by a reduction in owner operator capacity.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2024	2023
Orders (1)	103,088	102,622
Containers	26,695	27,419
Trucks	1,408	1,568
Revenue per order (2)	$2,446	$2,572
Operating ratio (3)	94.2%	90.9%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) decreased $7.9 million, approximately 3%, in the second quarter of 2024 compared to the same quarter in 2023 primarily due to a decrease in revenue per order of $126, or 5%, driven by market conditions and freight mix, partially offset by an increase in volume.
Intermodal income from operations decreased $9.1 million, approximately 38%, in the second quarter of 2024 compared to the same quarter in 2023. Factors contributing to the decrease include the revenue impacts cited above and an increase in rail-related costs due to higher volumes. partially offset by network management and operational and dray cost improvements.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended June 30,
	2024	2023
Operating ratio (1)	96.5%	96.3%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $24.6 million, approximately 7%, in the second quarter of 2024 compared to the same quarter in 2023. This was primarily due to a decrease in brokerage revenue per order and a 4% reduction in brokerage volume driven by continued softness in the market.
Logistics income from operations decreased $1.6 million, approximately 13%, in the second quarter of 2024 compared to the same quarter in 2023 due to lower volumes and reduced net revenue per order.
Other
Other income from operations decreased $8.0 million in the second quarter of 2024 compared to the same quarter in 2023, mainly driven by a decrease in earnings within our leasing business.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Enterprise Results Summary
Enterprise net income decreased $121.7 million, approximately 69%, in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $138.7 million decrease in income from operations and a $22.1 million unfavorable change in total other expenses (income)—net related largely to decreased gains on our equity investments and lower interest income. Decreases were partially offset by the corresponding $39.1 million decrease in the provision for income taxes. In the six months ended June 30, 2024, the Company recognized pre-tax net losses of $0.2 million compared to $17.7 million in pre-tax gains on our equity investments during the six months ended June 30, 2023.
Adjusted net income decreased $121.9 million, approximately 69%.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $139.5 million, approximately 5%, in the six months ended June 30, 2024 compared to the same period in 2023.

Factors contributing to the decrease were as follows:
•an $81.9 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order and a decline in brokerage volumes due to freight market conditions:
•a $30.1 million decrease in fuel surcharge revenues resulting from decreased fuel prices;
•and a $26.8 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to a decrease in revenue per order;
•partially offset by an $8.7 million increase in Truckload segment revenues (excluding fuel surcharge) driven by an increase in Dedicated, including the M&M acquisition, and increases in revenue per truck per week. This was partially offset by declines in revenue within our Network business due to decreases in revenue per order and volume resulting from ongoing soft market conditions, and Network revenue per truck per week.
Enterprise revenues (excluding fuel surcharge) decreased $109.4 million, approximately 4%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $138.7 million, approximately 64%, in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a decrease in net revenue per order in Logistics, revenue per order in Intermodal, and revenue per truck per week in Truckload resulting from ongoing pricing pressures. The revenue impact of volume declines within our brokerage business was driven by continued downward pressure on brokerage demand. Also contributing to the decrease was an increase in driver wages primarily from increased headcount including the M&M acquisition, a reduction in gains on equipment sales, increases in insurance expense, and increased depreciation due to an increase in revenue equipment counts. These factors were partially offset by an increase in Truckload volumes attributable to our legacy Dedicated business and the M&M acquisition, a slight increase in Intermodal volumes, and reduced purchased transportation costs.
Adjusted income from operations decreased $139.0 million, approximately 63%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the same period of 2023.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $92.9 million, or 8%, period over period, primarily resulting from decreased third-party carrier costs within Logistics due to lower purchased transportation costs per order and brokerage volumes, as well as a decline in owner-operator purchased transportation costs within Truckload due to a reduction in owner-operator capacity and lower pay per mile.
•Salaries, wages, and benefits increased $44.1 million, or 7%, period over period, largely due to an increase in driver headcount within Dedicated, inclusive of the M&M acquisition.
•Fuel and fuel taxes for company trucks decreased $1.4 million, or 1%, period over period, driven by a decrease in cost per gallon, partially offset by an increase in company driver miles within Truckload. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $20.3 million, or 11%, period over period, mainly due to additional depreciation expense resulting from trailer and tractor growth within Dedicated, the ongoing impacts from the increased cost of equipment, and incremental depreciation and amortization expense related to the M&M acquisition.
•Operating supplies and expenses—net increased $22.3 million, or 8%, period over period, driven by a reduction in gains on equipment sales due to a decrease in average sale price and an increase in cost of goods sold in our leasing business. These factors were partially offset by a decrease in equipment rental expense as a result of improved port fluidity and lower rail storage expense.
•Insurance and related expenses increased $13.9 million, or 28%, period over period, driven by an increase in auto liability insurance costs related to an increase in premiums and severity of claims.
•Other general expenses decreased $7.1 million, or 11%, period over period, largely related to a decrease in driver onboarding costs as fewer drivers were hired due to market conditions along with a reduction in bad debt expense.

Total Other Expenses (Income)
Total other income decreased $22.1 million, approximately 157%, in the six months ended June 30, 2024 compared to the same period in 2023. This change was primarily driven by pre-tax net losses on our equity investments of $0.2 million in 2024 compared to pre-tax net gains of $17.7 million in 2023. Interest income also decreased $3.0 million in 2024 compared to 2023 primarily due to lower cash balances. See Note 6, Investments, for more information on our equity investments.
Income Tax Expense
Our provision for income taxes decreased $39.1 million, approximately 69%, in the six months ended June 30, 2024 compared to the same period in 2023 due to lower taxable income. The effective income tax rate was 25.0% for the six months ended June 30, 2024 compared to 24.5% for the same period in 2023. Our provision for income taxes may fluctuate in future periods to the extent there are changes to tax laws and regulations.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Six Months Ended June 30,
Revenues by Segment (in millions)	2024	2023
Truckload	$1,078.4	$1,069.7
Intermodal	500.3	527.1
Logistics	643.7	725.6
Other	189.9	171.1
Fuel surcharge	304.7	334.8
Inter-segment eliminations	(81.3)	(53.1)
Operating revenues	$2,635.7	$2,775.2

	Six Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2024	2023
Truckload	$45.6	$127.4
Intermodal	21.6	53.7
Logistics	16.6	31.3
Other	(4.1)	6.0
Income from operations	79.7	218.4
Adjustments:
Litigation and audit assessments	—	2.9
Intangible asset amortization	2.6	—
Adjusted income from operations	$82.3	$221.3

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. The two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Six Months Ended June 30,
	2024	2023
Dedicated
Revenues (excluding fuel surcharge) (1)	$687.8	$605.8
Average trucks (2) (3)	6,697	5,961
Revenue per truck per week (4)	$3,997	$3,963
Network
Revenues (excluding fuel surcharge) (1)	$390.0	$464.3
Average trucks (2) (3)	4,080	4,429
Revenue per truck per week (4)	$3,719	$4,089
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,078.4	$1,069.7
Average trucks (2) (3)	10,777	10,390
Revenue per truck per week (4)	$3,892	$4,017
Average company trucks (3)	9,124	8,437
Average owner-operator trucks (3)	1,653	1,953
Trailers (6)	47,154	44,714
Operating ratio (7)	95.8%	88.1%
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
Truckload revenues (excluding fuel surcharge) increased $8.7 million, approximately 1%, in the six months ended June 30, 2024 compared to the same period in 2023. Volume increased slightly, largely driven by increased Dedicated volume due to organic new business growth and the acquisition of M&M, offset by a reduction in Network volume and rate per loaded mile due to market conditions.
Truckload income from operations decreased $81.8 million, approximately 64%, in the six months ended June 30, 2024 compared to the same period in 2023. Factors contributing to the decreased income from operations include the revenue impacts of Network listed above, an increase in driver wages (due to increased driver headcount, primarily related to the M&M acquisition), a decrease in gains on equipment sales, increased insurance premium expense, and an increase in depreciation expense as a result of growth within Dedicated (including the M&M acquisition). This was partially offset by a decrease in purchased transportation costs driven by reduced owner operator capacity.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2024	2023
Orders (1)	203,582	203,367
Containers	26,695	27,419
Trucks	1,408	1,568
Revenue per order (2)	$2,443	$2,600
Operating ratio (3)	95.7%	89.8%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) decreased $26.8 million, approximately 5%, in the six months ended June 30, 2024 compared to the same period in 2023. This was driven by market conditions which led to a $157, or 6%, decrease in revenue per order, partially offset by a slight increase in volume.
Intermodal income from operations decreased $32.1 million, approximately 60%, in the six months ended June 30, 2024 compared to the same period in 2023 mainly the result of factors impacting revenues discussed above, as well as an increase in rail-related costs and wages. This was partially offset by network management and operational and dray cost improvements.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Six Months Ended June 30,
	2024	2023
Operating ratio (1)	97.4%	95.7%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $81.9 million, approximately 11%, in the six months ended June 30, 2024 compared to the same period in 2023. This was mainly the result of decreases in revenue per order and volume within our brokerage business, as well as reduced port dray revenues due to improved port fluidity in 2024.
Logistics income from operations decreased $14.7 million, approximately 47%, in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to the factors related to revenue listed above. This was partially offset by decreases in third party transportation costs per order.
Other
Other income from operations decreased $10.1 million in the six months ended June 30, 2024 compared to the same period in 2023. The change was primarily due to a decrease in earnings within our leasing business, partially offset by $2.9 million of additional interest and penalties related to the sales tax audit assessment recorded in the second quarter of 2023. See Note 12, Commitments and Contingencies, for more information.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $200.0 million receivables purchase agreement maturing in May 2027, for which our combined available capacity as of June 30, 2024 was $305.7 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We had maximum borrowings under the facilities of $145.0 million during the six months ended June 30, 2024. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and finance lease obligations as of the dates shown.

(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$103.2	$102.4
Marketable securities	54.0	57.2
Total cash, cash equivalents, and marketable securities	$157.2	$159.6

Debt:
Senior notes	$185.0	$185.0
Credit agreement	—	45.0
Receivables purchase agreement	70.0	60.0
Finance leases	10.0	12.1
Total debt	$265.0	$302.1
Debt
As of June 30, 2024, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 8, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$280.2	$303.2
Net cash used in investing activities	(178.1)	(364.1)
Net cash used in financing activities	(101.3)	(75.6)
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Operating Activities
Net cash provided by operating activities decreased $23.0 million, approximately 8%, in the first six months of 2024 compared to the same period in 2023. The decrease was a result of a decrease in net income adjusted for various noncash items, partially offset by an increase in cash provided by working capital. Working capital changes were driven by an increase in cash provided by receivables, other liabilities, claims reserves, and other assets.
Investing Activities
Net cash used in investing activities decreased $186.0 million, approximately 51%, in the first six months of 2024 compared to the same period in 2023. The decrease in cash used was primarily related to decreases in cash used for net capital expenditures, purchases of lease equipment, purchases of marketable securities, investment in notes receivable, investments in equity securities, and an increase in proceeds from the sale of off-lease inventory.

Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in millions)	2024	2023
Purchases of transportation equipment	$220.4	$344.4
Purchases of other property and equipment	19.4	25.3
Proceeds from sale of property and equipment	(58.2)	(71.6)
Net capital expenditures	$181.6	$298.1
Net capital expenditures decreased $116.5 million in the first six months of 2024 compared to the same period in 2023. The decrease was driven by a $124.0 million decrease in purchases of transportation equipment mainly due to higher spend on growth and replacement equipment in 2023. Proceeds from sale of property and equipment decreased year over year primarily due to lower proceeds per sale.
Financing Activities
Net cash used in financing activities increased $25.7 million, approximately 34%, in the first six months of 2024 compared to the same period in 2023 primarily due to $35.0 million of net payments under revolving credit agreements during the first six months of 2024, partially offset by a decrease of $10.3 million in treasury stock repurchases.
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
Off-Balance Sheet Arrangements
As of June 30, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for our contractual obligations as of December 31, 2023. There were no material changes to our contractual obligations during the six months ended June 30, 2024.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 1, 2024 - April 30, 2024	396,676	$21.79	396,676	$62.1
May 1, 2024 - May 31, 2024	81,940	21.17	81,940	60.4
June 1, 2024 - June 30, 2024	102,490	22.51	102,490	58.1
Total	581,106		581,106
(1)On February 1, 2023, the Company announced that the Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of June 30, 2024, the Company had $58.1 million remaining available to repurchase.
Limitation Upon Payment of Dividends
The 2022 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date

3.1	Amended and Restated Bylaws	8-K	3.1	001-38054	05/01/2024

10.1	Amendment No. 5, dated May 29, 2024, to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended and restated as of September 5, 2018, and as further amended on July 30, 2021 and June 1, 2023, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto.	8-K	10.1	001-38054	05/31/2024
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	August 1, 2024	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)