Form 10-Q
period 2024-09-30
Schneider National, Inc.
filed 2024-11-06
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes  ☐            No ☒
As of October 25, 2024, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,155,677 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues	$1,315.7	$1,352.0	$3,951.4	$4,127.2
Operating expenses:
Purchased transportation	491.0	540.0	1,493.0	1,634.9
Salaries, wages, and benefits	347.8	340.4	1,055.2	1,003.7
Fuel and fuel taxes	94.3	115.7	302.7	325.5
Depreciation and amortization	101.9	96.8	307.2	281.8
Operating supplies and expenses—net	169.4	138.5	480.2	427.0
Insurance and related expenses	36.4	26.6	100.7	77.0
Other general expenses	31.8	47.3	89.6	112.2
Total operating expenses	1,272.6	1,305.3	3,828.6	3,862.1
Income from operations	43.1	46.7	122.8	265.1
Other expenses (income):
Interest income	(1.0)	(1.6)	(2.7)	(6.3)
Interest expense	3.6	3.3	11.9	10.1
Other expenses (income)—net	1.2	(1.1)	2.6	(17.3)
Total other expenses (income)—net	3.8	0.6	11.8	(13.5)
Income before income taxes	39.3	46.1	111.0	278.6
Provision for income taxes	8.7	10.5	26.6	67.5
Net income	30.6	35.6	84.4	211.1
Other comprehensive income (loss):
Foreign currency translation adjustment—net	(0.1)	(0.2)	(0.5)	0.4
Net unrealized gains (losses) on marketable securities—net of tax	1.1	(0.5)	1.0	(0.4)
Total other comprehensive income (loss)—net	1.0	(0.7)	0.5	—
Comprehensive income	$31.6	$34.9	$84.9	$211.1

Weighted average shares outstanding	175.2	176.9	175.6	177.7
Basic earnings per share	$0.17	$0.20	$0.48	$1.19

Weighted average diluted shares outstanding	175.9	177.7	176.1	178.5
Diluted earnings per share	$0.17	$0.20	$0.48	$1.18
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$179.0	$102.4
Marketable securities	52.6	57.2
Trade accounts receivable—net of allowance of $7.0 million and $15.0 million, respectively	541.1	575.7
Other receivables	30.3	61.9
Current portion of lease receivables—net of allowance of $0.9 million and $1.0 million, respectively	88.1	93.3
Inventories—net	83.3	117.9
Prepaid expenses and other current assets	113.4	102.5
Total current assets	1,087.8	1,110.9
Noncurrent Assets:
Property and equipment:
Transportation equipment	3,852.3	3,781.0
Land, buildings, and improvements	231.7	226.1
Other property and equipment	182.3	180.2
Total property and equipment	4,266.3	4,187.3
Less accumulated depreciation	1,685.1	1,605.6
Net property and equipment	2,581.2	2,581.7
Lease receivables	142.7	130.2
Internal use software and other noncurrent assets	431.3	402.7
Goodwill	331.7	331.7
Total noncurrent assets	3,486.9	3,446.3
Total Assets	$4,574.7	$4,557.2
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$208.5	$241.3
Accrued salaries, wages, and benefits	91.1	66.7
Claims accruals—current	96.4	89.2
Current maturities of debt and finance lease obligations	139.0	104.5
Other current liabilities	122.2	104.5
Total current liabilities	657.2	606.2
Noncurrent Liabilities:
Long-term debt and finance lease obligations	124.7	197.6
Claims accruals—noncurrent	159.4	92.7
Deferred income taxes	569.0	595.7
Other noncurrent liabilities	97.2	108.2
Total noncurrent liabilities	950.3	994.2
Total Liabilities	1,607.5	1,600.4
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 95,965,392 and 95,796,669 shares issued and 92,155,677 and 92,931,242 shares outstanding, respectively	—	—
Additional paid-in capital	1,600.5	1,595.2
Retained earnings	1,466.0	1,431.9
Accumulated other comprehensive loss	(2.9)	(3.4)
Treasury stock, at cost, 3,795,036 and 2,505,267 shares, respectively	(96.4)	(66.9)
Total Shareholders’ Equity	2,967.2	2,956.8
Total Liabilities and Shareholders’ Equity	$4,574.7	$4,557.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income	$84.4	$211.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307.2	281.8
Gains on sales of property and equipment—net	(2.8)	(29.2)
Proceeds from lease receipts	46.3	57.7
Deferred income taxes	(27.0)	51.7
Long-term incentive and share-based compensation expense	9.3	13.4
Losses (gains) on investments in equity securities—net	0.2	(20.5)
Other noncash items—net	1.7	0.8
Changes in operating assets and liabilities:
Receivables	71.0	(5.0)
Other assets	(22.7)	(39.9)
Claims reserves and receivables—net	24.3	0.4
Payables	(42.7)	(24.5)
Other liabilities	37.4	(11.7)
Net cash provided by operating activities	486.6	486.1
Investing Activities:
Purchases of transportation equipment	(328.1)	(500.6)
Purchases of other property and equipment	(27.8)	(33.9)
Proceeds from sale of property and equipment	81.3	106.2
Proceeds from sale of off-lease inventory	27.5	24.1
Purchases of lease equipment	(45.5)	(95.0)
Proceeds from government grants	2.2	—
Proceeds from marketable securities	7.8	5.2
Purchases of marketable securities	(1.9)	(16.2)
Investments in equity securities and equity method investment	(0.1)	(17.1)
Investments in notes receivable	(2.5)	(10.0)
Acquisition of business, net of cash acquired	—	(239.5)
Net cash used in investing activities	(287.1)	(776.8)
Financing Activities:
Proceeds under revolving credit agreements	65.0	166.0
Payments under revolving credit agreements	(100.0)	(75.0)
Proceeds from long-term debt	—	50.0
Payments of debt and finance lease obligations	(3.4)	(72.8)
Dividends paid	(49.9)	(47.7)
Repurchases of common stock	(29.5)	(51.0)
Other financing activities	(5.1)	(6.0)
Net cash used in financing activities	(122.9)	(36.5)
Net increase (decrease) in cash and cash equivalents	76.6	(327.2)
Cash and Cash Equivalents:
Beginning of period	102.4	385.7
End of period	$179.0	$58.5

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$18.7	$40.3
Dividends declared but not yet paid	17.3	17.0
Sale of assets in exchange for notes receivable	1.5	—
Noncash equity method investment	—	3.3
Cash paid (refunded) during the period for:
Interest	12.3	7.8
Income taxes—net of refunds	(1.9)	65.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

		Additional Paid-In Capital
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2022	$—	$1,584.4	$1,257.8	$(5.0)	$—	$2,837.2
Net income	—	—	98.0	—	—	98.0
Other comprehensive income	—	—	—	0.8	—	0.8
Share-based compensation expense	—	5.1	—	—	—	5.1
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.4)	—	—	(16.4)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	0.1	—	—	—	0.1
Shares withheld for employee taxes	—	(6.1)	—	—	—	(6.1)
Balance—March 31, 2023	—	1,583.6	1,339.4	(4.2)	—	2,918.8
Net income	—	—	77.5	—	—	77.5
Other comprehensive loss	—	—	—	(0.1)	—	(0.1)
Share-based compensation expense	—	4.4	—	—	—	4.4
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.1)	—	—	(16.1)
Repurchases of common stock	—	—	—	—	(36.1)	(36.1)
Balance—June 30, 2023	—	1,588.0	1,400.8	(4.3)	(36.1)	2,948.4
Net income	—	—	35.6	—	—	35.6
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)
Share-based compensation expense	—	4.8	—	—	—	4.8
Dividends declared at $0.09 per share of Class A and Class B common shares	—	—	(16.1)	—	—	(16.1)
Repurchases of common stock	—	—	—	—	(14.9)	(14.9)
Balance—September 30, 2023	$—	$1,592.8	$1,420.3	$(5.0)	$(51.0)	$2,957.1

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2023	$—	$1,595.2	$1,431.9	$(3.4)	$(66.9)	$2,956.8
Net income	—	—	18.5	—	—	18.5
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	1.5	—	—	—	1.5
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Repurchases of common stock	—	—	—	—	(13.0)	(13.0)
Exercise of employee stock options	—	1.5	—	—	—	1.5
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—March 31, 2024	—	1,591.8	1,433.7	(3.6)	(79.9)	2,942.0
Net income	—	—	35.3	—	—	35.3
Other comprehensive loss	—	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	4.3	—	—	—	4.3
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.9)	—	—	(16.9)
Repurchases of common stock	—	—	—	—	(12.8)	(12.8)
Balance—June 30, 2024	—	1,596.1	1,452.1	(3.9)	(92.7)	2,951.6
Net income	—	—	30.6	—	—	30.6
Other comprehensive income	—	—	—	1.0	—	1.0
Share-based compensation expense	—	4.4	—	—	—	4.4
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Repurchases of common stock	—	—	—	—	(3.7)	(3.7)
Balance—September 30, 2024	$—	$1,600.5	$1,466.0	$(2.9)	$(96.4)	$2,967.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Nature of Operations
Schneider National, Inc. and its subsidiaries (together “Schneider,” the “Company,” “we,” “us,” or “our”) are among the largest providers of surface transportation and logistics solutions in North America. We offer a multimodal portfolio of services and an array of capabilities and resources that leverage artificial intelligence, data science, and analytics to provide innovative solutions that coordinate the timely, safe, and efficient movement of customer products. The Company offers truckload, intermodal, and logistics services to a diverse customer base throughout the continental U.S., Canada, and Mexico.
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
New Accounting Pronouncements
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This ASU provides additional guidance on reportable segment disclosures, including information on significant segment expenses and other items provided to the CODM by reportable segment and the title and position of the CODM. Additionally, annual segment disclosures currently reported under ASC 280 are now required for all interim periods. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We believe this standard will expand our disclosures but will not impact our consolidated financial statements. We will adopt ASU 2023-07 retrospectively in the fourth quarter of 2024.
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU expands the disclosures related to rate reconciliations by requiring entities to disclose items meeting a quantitative threshold and eight categories. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We believe this standard will expand our disclosures but will not impact our consolidated financial statements. We will adopt this standard prospectively in the fourth quarter of 2025.

2. ACQUISITIONS

M&M Transport Services, LLC
On August 1, 2023, we acquired 100% of the membership interest in M&M for a final purchase price of $243.8 million, inclusive of cash and other working capital adjustments. The purchase price allocation for M&M was considered final as of June 30, 2024 and resulted in $103.5 million of goodwill being recorded in the Truckload reportable segment. M&M is a dedicated trucking company located primarily in New England which complements our dedicated Truckload operations, and their operating results are included in our consolidated results of operations beginning on the date acquired.
The following unaudited pro forma revenues give effect to the acquisition had it been effective January 1, 2023. Combined unaudited pro forma operating revenues of the Company and M&M would have been approximately $1,361.6 million and $4,197.8 million during the three and nine months ended September 30, 2023, respectively, and our earnings for the same periods would not have been materially different.

3. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2024	2023	2024	2023
Transportation	$1,196.7	$1,253.4	$3,625.8	$3,823.5
Logistics Management	53.2	45.2	155.1	135.9
Other	65.8	53.4	170.5	167.8
Total operating revenues	$1,315.7	$1,352.0	$3,951.4	$4,127.2
Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	September 30, 2024
Expected to be recognized within one year
Transportation	$28.2
Logistics Management	14.3
Expected to be recognized after one year
Transportation	38.9
Logistics Management	9.0
Total	$90.4
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
Information related to contract balances associated with our contracts with customers as of the dates shown is as follows:

Contract Balances (in millions)	September 30, 2024	December 31, 2023
Other current assets—Contract assets	$27.9	$23.7
We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. We had no contract liabilities related to amounts customers paid in advance of the associated services as of September 30, 2024 and December 31, 2023.

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	September 30, 2024	December 31, 2023
Equity investment in TuSimple (1)	1	$0.1	$0.3
Marketable securities (2)	2	52.6	57.2
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
The fair value of the Company’s debt was $185.3 million and $183.2 million as of September 30, 2024 and December 31, 2023, respectively. The carrying value of the Company’s debt was $185.0 million as of September 30, 2024 and December 31, 2023. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of September 30, 2024 or December 31, 2023. Cost basis is determined using the specific identification method.
The following table presents the remaining maturities and values of our marketable securities as of the dates shown.

	September 30, 2024			December 31, 2023
(in millions, except maturities in months)	Remaining Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	3 to 77 months	$23.0	$21.5	$24.9	$22.9
Corporate debt securities	8 to 103 months	17.3	17.0	20.0	19.2
State and municipal bonds	6 to 169 months	14.2	14.1	15.5	15.1
Total marketable securities		$54.5	$52.6	$60.4	$57.2
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools; MLSI, a transportation technology development company; and ChemDirect, a business-to-business digital marketplace for the chemical industry. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of September 30, 2024 and December 31, 2023 were $121.9 million and $121.8 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. As of September 30, 2024, our cumulative upward adjustments were $72.0 million. In addition to our investment in MLSI, we hold a $10.0 million note receivable from MLSI as of September 30, 2024 and 2023. The note was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030. We also hold a $2.5 million note receivable from Platform Science as of September 30, 2024. This note was executed and funded during the second quarter of 2024, is subject to interest over its term, and matures in March 2027.

The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Investment in equity securities	$0.2	$10.3	$0.2	$15.3
Upward adjustments (1)	—	2.3	—	20.0
(1)     Our updated investment value in 2023 was determined using a hybrid backsolve method, a valuation approach incorporating both IPO and M&A scenarios to estimate the value based on recently issued shares.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is now being accounted for under ASC 321, Investments - Equity Securities. Our net investment and activity were not material for the three and nine months ended September 30, 2024 and 2023. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, an entity that provides a platform for shippers to track and manage their greenhouse gas emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the three and nine months ended September 30, 2024 and 2023, activity was not material. The carrying value of our investment was $4.7 million and $4.9 million as of September 30, 2024 and December 31, 2023, respectively.
All of our equity investments, as well as our notes receivable from MLSI and Platform Science, Inc., are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. Our goodwill balance as of September 30, 2024 and December 31, 2023 was $331.7 million and was comprised of $317.5 million and $14.2 million in our Truckload and Logistics segments, respectively. As of September 30, 2024 and December 31, 2023, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
The identifiable finite lived intangible assets listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisitions of MLS and M&M.

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$43.5	$4.0	$39.5	$43.5	$1.8	$41.7
Trademarks	10.9	2.2	8.7	10.9	1.5	9.4
Non-compete agreements	5.4	1.3	4.1	5.4	0.4	5.0
Total intangible assets	$59.8	$7.5	$52.3	$59.8	$3.7	$56.1
Amortization expense for intangible assets was $1.2 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $3.8 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Estimated future amortization expense related to intangible assets is as follows:

(in millions)	September 30, 2024
Remaining 2024	$1.2
2025	5.0
2026	5.0
2027	5.0
2028	4.6
2029 and thereafter	31.5
Total	$52.3

7. DEBT AND CREDIT FACILITIES

As of September 30, 2024 and December 31, 2023, debt included the following:

(in millions)	September 30, 2024	December 31, 2023
Unsecured senior notes: principal maturities ranging from 2024 through 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 4.21% and 3.68% for 2024 and 2023, respectively.	$185.0	$185.0
Credit agreement: matures November 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.43% for 2024 and 2023.	—	45.0
Receivables purchase agreement: matures May 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.29% and 6.28% for 2024 and 2023, respectively.	70.0	60.0
Total debt and credit facilities	255.0	290.0
Current maturities	(135.0)	(100.0)
Long-term debt	$120.0	$190.0
Our Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027, inclusive of a $100.0 million sublimit to be used for the issuance of letters of credit. Balances are included within long-term debt and finance lease obligations on the consolidated balance sheets. Standby letters of credit under this agreement amounted to $0.4 million as of September 30, 2024 and December 31, 2023 and were primarily related to the requirements of certain of our real estate leases.
During the second quarter of 2024, we renewed our Receivables Purchase Agreement (the “2024 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables at rates based on the one-month Term SOFR up to $200.0 million through May 2027, inclusive of a $100.0 million sublimit to be used for the issuance of letters of credit. Our previous agreement, the “2021 Receivables Purchase Agreement,” allowed us to borrow up to $150.0 million against qualifying trade receivables at rates based on the one-month Term SOFR and had a maturity date of July 2024. Borrowings under the 2024 Receivables Purchase Agreement were included within long-term debt and finance lease obligations as of September 30, 2024. As of December 31, 2023, borrowings under the 2021 Receivables Purchase Agreement were included within our current maturities of debt and finance lease obligations due to the pending maturity date. As of September 30, 2024 and December 31, 2023, standby letters of credit under these agreements amounted to $73.9 million and $81.4 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.
Our combined available capacity under our Credit Agreement and our Receivables Purchase Agreement as of September 30, 2024 was $305.7 million.

8. LEASES

As Lessee
We lease real estate and equipment under operating and finance leases. Our real estate operating leases include operating centers, distribution warehouses, offices, and drop yards. Our non-real estate operating and finance leases include transportation, office, yard, warehouse, and other equipment, in addition to truck washes. Most leases include an option to extend the lease, and a small number include an option to terminate the lease early, which may include a termination payment.

In conjunction with our acquisition of M&M, the Company entered into nine related party leases. The leases are for the use of shop, warehouse, office, and drop yard locations throughout the country. The leases run through 2026, and the related lease payments are not material.
Additional information related to our leases is as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$29.4	$27.0
Operating cash flows for finance leases	0.4	0.3
Financing cash flows for finance leases	3.4	2.8

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$19.2	$38.6
Finance leases	0.1	5.7
As of September 30, 2024, we had two signed leases that had not yet commenced totaling $0.2 million. The leases will commence in October 2024 and have a lease term of one to three years.
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
As of September 30, 2024 and December 31, 2023, investments in lease receivables were as follows:

(in millions)	September 30, 2024	December 31, 2023
Future minimum payments to be received on leases	$177.6	$161.8
Guaranteed residual lease values	101.1	103.9
Total minimum lease payments to be received	278.7	265.7
Unearned income	(47.9)	(42.2)
Net investment in leases	$230.8	$223.5
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of September 30, 2024 was $70.3 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of September 30, 2024, our lease payments past due were $3.0 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$70.2	$50.7	$188.2	$161.3
Cost of goods sold	(63.5)	(43.0)	(168.5)	(136.4)
Operating profit	$6.7	$7.7	$19.7	$24.9

Interest income on lease receivable	$8.1	$9.0	$23.7	$27.7

9. INCOME TAXES

Our effective income tax rate was 22.1% and 22.8% for the three months ended September 30, 2024 and 2023, respectively, and 24.0% and 24.2% for the nine months ended September 30, 2024 and 2023, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Numerator:
Net income available to common shareholders	$30.6	$35.6	$84.4	$211.1
Denominator:
Weighted average common shares outstanding	175.2	176.9	175.6	177.7
Dilutive effect of share-based awards and options outstanding	0.7	0.9	0.5	0.8
Weighted average diluted common shares outstanding (1)	175.9	177.7	176.1	178.5

Basic earnings per common share	$0.17	$0.20	$0.48	$1.19
Diluted earnings per common share	0.17	0.20	0.48	1.18
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.1 million share-based awards and options for the three months ended September 30, 2024 and no share-based awards and options for the nine months ended September 30, 2024 that had an anti-dilutive effect. The calculation excluded 0.1 million and 0.3 million share-based awards and options that had an anti-dilutive effect for the three and nine months ended September 30, 2023, respectively.
Common Shares Outstanding
As of September 30, 2024 and December 31, 2023, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three and nine months ended September 30, 2024 and 2023.

The following table shows changes to our Class B common shares outstanding for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Outstanding at beginning of period	92,301,573	94,064,251	92,931,242	94,993,144
Repurchases of common stock	(145,896)	(497,435)	(1,289,769)	(1,869,474)
Share issuances	—	219	698,133	681,642
Exercise of employee stock options	—	—	71,529	6,000
Shares withheld for employee taxes	—	—	(255,458)	(244,277)
Outstanding at end of period	92,155,677	93,567,035	92,155,677	93,567,035
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of September 30, 2024, the Company has repurchased $95.5 million of the $150.0 million authorized under the repurchase program.
Subsequent Event - Dividends Declared
In October of 2024, the Board declared a quarterly cash dividend for the fourth fiscal quarter of 2024 in the amount of $0.095 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 13, 2024 and will be paid on January 8, 2025.

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
Share-based compensation expense was $4.1 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, and $9.2 million and $13.3 million for the nine months ended September 30, 2024 and 2023, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of September 30, 2024, we had $20.2 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.8 years.

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
As of September 30, 2024, our firm commitments to purchase transportation equipment totaled $73.5 million.

During 2022, the Company recorded a $5.2 million charge as a result of adverse audit assessments by a state tax authority over the applicability of sales tax for prior periods on rolling stock equipment used within that state. The Company filed a request for appeal of the audit assessment with the state jurisdiction, and during the second quarter of 2023, a ruling was made in favor of the state resulting in an additional $2.9 million in interest and penalties being recorded by the Company to cover all periods audited. The Company filed a petition request with the state Appellate Tax Board in January 2024 covering periods at appeals. During the third quarter of 2024, the Company received an assessment for additional periods audited and filed a request for appeal of the assessment with the state jurisdiction. The adjustment recorded as a result of the audit, including additional interest and penalties, was not material. All assessments and related interest and penalties were recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income.

13. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are based primarily on the services each segment provides.
As of January 1, 2023, our operating segments within the Truckload reportable segment were VTL, Bulk, and MLS. As a result of expanding our dedicated business through recent acquisitions, in the fourth quarter of 2023, we reorganized the operating segments within Truckload into Dedicated, which includes MLS and M&M; Van Network; and Bulk. The three operating segments are aggregated because they have similar economic characteristics with our other Truckload operating segments and meet the other aggregation criteria described in ASC 280. Dedicated provides truckload services primarily focused on freight with consistent routes often based on long-term contracts, Van Network consists of irregular routes, and Bulk delivers key inputs for manufacturing processes, such as specialty chemicals.
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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $23.9 million and $15.6 million for the three months ended September 30, 2024 and 2023, respectively, and $73.5 million and $50.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Revenues by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Truckload	$532.2	$535.3	$1,610.6	$1,605.0
Intermodal	264.7	263.0	765.0	790.1
Logistics	313.7	326.0	957.4	1,051.6
Other	105.2	78.4	295.1	249.5
Fuel surcharge	138.1	172.6	442.8	507.4
Inter-segment eliminations	(38.2)	(23.3)	(119.5)	(76.4)
Operating revenues	$1,315.7	$1,352.0	$3,951.4	$4,127.2

Income (Loss) from Operations by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Truckload	$23.7	$24.5	$69.3	$151.9
Intermodal	15.7	11.1	37.3	64.8
Logistics	7.6	8.5	24.2	39.8
Other	(3.9)	2.6	(8.0)	8.6
Income from operations	$43.1	$46.7	$122.8	$265.1

Depreciation and Amortization by Segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Truckload	$74.3	$70.2	$224.6	$205.4
Intermodal	13.3	13.3	40.2	39.8
Logistics	—	—	—	0.1
Other	14.3	13.3	42.4	36.5
Depreciation and amortization	$101.9	$96.8	$307.2	$281.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2024	2023	2024	2023
Operating revenues	$1,315.7	$1,352.0	$3,951.4	$4,127.2
Revenues (excluding fuel surcharge) (1)	1,177.6	1,179.4	3,508.6	3,619.8
Income from operations	43.1	46.7	122.8	265.1
Adjusted income from operations (2)	44.3	47.6	126.6	268.9
Operating ratio	96.7%	96.5%	96.9%	93.6%
Adjusted operating ratio (3)	96.2%	96.0%	96.4%	92.6%
Net income	$30.6	$35.6	$84.4	$211.1
Adjusted net income (4)	31.5	36.3	87.3	214.0
Adjusted EBITDA (5)	143.8	145.5	427.4	568.0
Cash flow from operations	206.4	182.9	486.6	486.1
Free cash flow (6)	113.4	52.7	212.0	57.8
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
Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating revenues	$1,315.7	$1,352.0	$3,951.4	$4,127.2
Less: Fuel surcharge revenues	138.1	172.6	442.8	507.4
Revenues (excluding fuel surcharge)	$1,177.6	$1,179.4	$3,508.6	$3,619.8

Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Income from operations	$43.1	$46.7	$122.8	$265.1
Litigation and audit assessments (1)	—	—	—	2.9
Acquisition-related costs (2)	—	0.9	—	0.9
Intangible asset amortization (3)	1.2	—	3.8	—
Adjusted income from operations	$44.3	$47.6	$126.6	$268.9
(1)Includes $2.9 million for the nine months ended September 30, 2023 for charges related to adverse audit assessments for prior period state sales tax on rolling stock equipment used within that state. Refer to Note 12, Commitments and Contingencies, for additional details.
(2)Advisory, legal, and accounting costs related to the acquisition of M&M in 2023.
(3)Amortization expense related to intangible assets acquired through recent business acquisitions. As we finalized our purchase accounting adjustments related to intangible assets, we made the decision to exclude the related amortization expense from adjusted income from operations and adjusted net income beginning in the fourth quarter of 2023. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers.
Adjusted operating ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2024	2023	2024	2023
Total operating expenses	$1,272.6	$1,305.3	$3,828.6	$3,862.1
Divide by: Operating revenues	1,315.7	1,352.0	3,951.4	4,127.2
Operating ratio	96.7%	96.5%	96.9%	93.6%

Total operating expenses	$1,272.6	$1,305.3	$3,828.6	$3,862.1
Adjusted for:
Fuel surcharge revenues	(138.1)	(172.6)	(442.8)	(507.4)
Litigation and audit assessments	—	—	—	(2.9)
Acquisition-related costs	—	(0.9)	—	(0.9)
Intangible asset amortization	(1.2)	—	(3.8)	—
Adjusted total operating expenses	$1,133.3	$1,131.8	$3,382.0	$3,350.9

Operating revenues	$1,315.7	$1,352.0	$3,951.4	$4,127.2
Less: Fuel surcharge revenues	138.1	172.6	442.8	507.4
Revenues (excluding fuel surcharge)	$1,177.6	$1,179.4	$3,508.6	$3,619.8

Adjusted operating ratio	96.2%	96.0%	96.4%	92.6%

Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$30.6	$35.6	$84.4	$211.1
Litigation and audit assessments	—	—	—	2.9
Acquisition-related costs	—	0.9	—	0.9
Intangible asset amortization	1.2	—	3.8	—
Income tax effect of non-GAAP adjustments (1)	(0.3)	(0.2)	(0.9)	(0.9)
Adjusted net income	$31.5	$36.3	$87.3	$214.0
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
Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$30.6	$35.6	$84.4	$211.1
Interest expense, net	2.6	1.7	9.2	3.8
Provision for income taxes	8.7	10.5	26.6	67.5
Depreciation and amortization	101.9	96.8	307.2	281.8
Litigation and audit assessments	—	—	—	2.9
Acquisition-related costs	—	0.9	—	0.9
Adjusted EBITDA	$143.8	$145.5	$427.4	$568.0
Free cash flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net cash provided by operating activities	$206.4	$182.9	$486.6	$486.1
Net capital expenditures	(93.0)	(130.2)	(274.6)	(428.3)
Free cash flow	$113.4	$52.7	$212.0	$57.8

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Enterprise Results Summary
Enterprise net income decreased $5.0 million, approximately 14%, in the third quarter of 2024 compared to the same quarter in 2023, primarily due to decreases in income from operations of $3.6 million. Total other expenses increased $3.2 million, driven by investment gains recorded in 2023. These changes were partially offset by the corresponding $1.8 million decrease in the provision for income taxes.
Adjusted net income decreased $4.8 million, approximately 13%.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $36.3 million, approximately 3%, in the third quarter of 2024 compared to the same quarter in 2023.

Factors contributing to the decrease included:
•a $34.5 million decrease in fuel surcharge revenues resulting from decreased fuel prices;
•a $12.3 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by decreased revenue per order and a small decline in volume within our brokerage business due to freight market conditions;
•and a $3.1 million decrease in Truckload segment revenues (excluding fuel surcharge) primarily related to decreases in Network volume, offset by Dedicated growth;
Decreases were partially offset by:
•a $26.8 million increase in Other segment revenue, primarily the result of increased volumes within our leasing business;
•and a $1.7 million increase in Intermodal segment revenues (excluding fuel surcharge) attributable to an increase in orders.
Enterprise revenues (excluding fuel surcharge) decreased $1.8 million.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $3.6 million, approximately 8%, in the third quarter of 2024 compared to the same quarter in 2023, largely related to decreases in net revenue per order in Logistics and volume within Network resulting from ongoing market pressures. Lower gains on equipment sales, an increase in depreciation related to higher revenue equipment counts and cost per unit, increases in insurance expense, and a slight volume reduction within Logistics also contributed to the decrease. These factors were partially offset by an increase in Dedicated volume driven by growth, a slight increase in Intermodal volume, and declines in purchased transportation costs.
Adjusted income from operations decreased $3.3 million, approximately 7%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the third quarter of 2023.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $49.0 million, or 9%, quarter over quarter, resulting from declines in owner-operator purchased transportation costs within Truckload due to a reduction in owner-operator capacity and reduced third-party carrier costs within Logistics due to lower brokerage volume and purchased transportation costs per order.
•Salaries, wages, and benefits increased $7.4 million, or 2%, quarter over quarter. Despite the impacts of the M&M acquisition, salaries, wages, and benefits were comparable as incentives and healthcare were partially offset by lower wages.
•Fuel and fuel taxes for company trucks decreased $21.4 million, or 18%, quarter over quarter, due to a lower cost per gallon, partially offset by an increase in company driver miles. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $5.1 million, or 5%, quarter over quarter, mainly due to additional depreciation expense incurred as a result of trailer and tractor growth within Dedicated and the cumulative impacts from the increased cost of equipment.
•Operating supplies and expenses—net increased $30.9 million, or 22%, quarter over quarter, largely resulting from increases in cost of goods sold in our leasing business and lower gains on sales of equipment due to a decrease in average sales price per unit.
•Insurance expense increased $9.8 million, or 37%, quarter over quarter, driven by an increase in auto liability insurance costs related to an increase in premiums and claims development.
•Other general expenses decreased $15.5 million, or 33%, quarter over quarter, primarily related to a reduction in professional services and bad debt expense.
Total Other Expenses
Total other expenses increased $3.2 million in the third quarter of 2024 compared to the same quarter in 2023 mainly due to a pre-tax net gain on our equity investments of $2.3 million in 2023.
Income Tax Expense
Our provision for income taxes decreased $1.8 million, or 17%, in the third quarter of 2024 compared to the same quarter in 2023, primarily due to lower taxable income. The effective income tax rate was 22.1% for the three months ended September 30, 2024 compared to 22.8% for the same quarter of 2023. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.

Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended September 30,
Revenues by Segment (in millions)	2024	2023
Truckload	$532.2	$535.3
Intermodal	264.7	263.0
Logistics	313.7	326.0
Other	105.2	78.4
Fuel surcharge	138.1	172.6
Inter-segment eliminations	(38.2)	(23.3)
Operating revenues	$1,315.7	$1,352.0

	Three Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2024	2023
Truckload	$23.7	$24.5
Intermodal	15.7	11.1
Logistics	7.6	8.5
Other	(3.9)	2.6
Income from operations	43.1	46.7
Adjustments:
Acquisition-related costs	—	0.9
Intangible asset amortization	1.2	—
Adjusted income from operations	$44.3	$47.6

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. The two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Three Months Ended September 30,
	2024	2023
Dedicated
Revenues (excluding fuel surcharge) (1)	$347.5	$324.9
Average trucks (2) (3)	6,617	6,358
Revenue per truck per week (4)	$4,070	$3,986
Network
Revenues (excluding fuel surcharge) (1)	$185.2	$210.1
Average trucks (2) (3)	3,780	4,319
Revenue per truck per week (4)	$3,798	$3,795
Total Truckload
Revenues (excluding fuel surcharge) (5)	$532.2	$535.3
Average trucks (2) (3)	10,397	10,677
Revenue per truck per week (4)	$3,971	$3,909
Average company trucks (3)	8,997	8,762
Average owner-operator trucks (3)	1,400	1,915
Trailers (6)	47,257	47,007
Operating ratio (7)	95.5%	95.4%
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
Truckload revenues (excluding fuel surcharge) decreased $3.1 million in the third quarter of 2024 compared to the same quarter in 2023. This was driven by a decrease in Network volume, partially offset by increases in Dedicated volumes due to organic growth and an increase in rate per loaded mile in Dedicated.
Truckload income from operations decreased $0.8 million, approximately 3%, in the third quarter of 2024 compared to the same quarter in 2023. In addition to the revenue impacts listed above, other items contributing to the decrease include an increase in salaries and wages expense largely due to the M&M acquisition, increased insurance premium expense, and lower gains on equipment sales. This was partially offset by decreased purchased transportation costs driven by a reduction in owner operator capacity.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended September 30,
	2024	2023
Orders (1)	106,345	105,351
Containers	26,603	27,185
Trucks	1,417	1,457
Revenue per order (2)	$2,470	$2,461
Operating ratio (3)	94.1%	95.8%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) increased $1.7 million, approximately 1%, in the third quarter of 2024 compared to the same quarter in 2023 primarily due to an increase in volume and revenue per order driven by freight mix which impacted length of haul.
Intermodal income from operations increased $4.6 million, approximately 41%, in the third quarter of 2024 compared to the same quarter in 2023. Factors contributing to the increase include the revenue impacts cited above and a decrease in rail related and dray execution costs, combined with other cost control measures.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended September 30,
	2024	2023
Operating ratio (1)	97.6%	97.4%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $12.3 million, approximately 4%, in the third quarter of 2024 compared to the same quarter in 2023. This was primarily due to a decrease in brokerage revenue per order and a slight reduction in brokerage volume driven by freight market conditions.
Logistics income from operations decreased $0.9 million, approximately 11%, in the third quarter of 2024 compared to the same quarter in 2023 primarily due to a decrease in net revenue per order.
Other
Other income from operations decreased $6.5 million in the third quarter of 2024 compared to the same quarter in 2023, driven by a decrease in earnings within our leasing business.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Enterprise Results Summary
Enterprise net income decreased $126.7 million, approximately 60%, in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $142.3 million decrease in income from operations and a $25.3 million unfavorable change in total other expenses (income)—net related largely to decreased gains on our equity investments and lower interest income. Decreases were partially offset by the corresponding $40.9 million decrease in the provision for income taxes. In the nine months ended September 30, 2024, the Company recognized pre-tax net losses of $0.2 million compared to $20.0 million in pre-tax gains on our equity investments during the nine months ended September 30, 2023.
Adjusted net income decreased $126.7 million, approximately 59%.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $175.8 million, approximately 4%, in the nine months ended September 30, 2024 compared to the same period in 2023.
Factors contributing to the decrease were as follows:
•a $94.2 million decrease in Logistics segment revenues (excluding fuel surcharge) driven by reduced revenue per order and a decline in brokerage volumes due to freight market conditions;
•a $64.6 million decrease in fuel surcharge revenues resulting from lower fuel prices;
•and a $25.1 million decrease in Intermodal segment revenues (excluding fuel surcharge) due to a decrease in revenue per order;
•partially offset by a $5.6 million increase in Truckload segment revenues (excluding fuel surcharge) driven by Dedicated growth, including the M&M acquisition, and increases in Dedicated revenue per truck per week. This was partially offset by declines in revenue within our Network business due to decreases in volume from ongoing soft market conditions and Network revenue per truck per week.
Enterprise revenues (excluding fuel surcharge) decreased $111.2 million, approximately 3%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $142.3 million, approximately 54%, in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to decreases in net revenue per order in Logistics, rate per total mile within Network, revenue per order in Intermodal, and volume declines within our brokerage business driven by continued downward pressure on brokerage demand. Other factors contributing to the decrease included an increase in driver wages largely from the M&M acquisition, increased cost of goods sold in our leasing business, reduced gains on equipment sales, increases in insurance expense, and increased depreciation due to higher revenue equipment counts and cost per unit. These decreases were partially offset by an increase in Dedicated volumes attributable to organic and acquisitive growth, inclusive of the M&M acquisition, and reduced purchased transportation costs.
Adjusted income from operations decreased $142.3 million, approximately 53%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the same period of 2023.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $141.9 million, or 9%, period over period, primarily resulting from reduced third-party carrier costs within Logistics due to lower purchased transportation costs per order and brokerage volumes, as well as a decline in owner-operator purchased transportation costs within Truckload driven by a reduction in owner-operator capacity.
•Salaries, wages, and benefits increased $51.5 million, or 5%, period over period. Apart from the effects of the M&M acquisition, salaries, wages, and benefits were comparable to the prior year as incentives and health care were partially offset by lower wages.
•Fuel and fuel taxes for company trucks decreased $22.8 million, or 7%, period over period, driven by a lower cost per gallon, partially offset by an increase in company driver miles within Truckload. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $25.4 million, or 9%, period over period, mainly due to additional depreciation expense resulting from trailer and tractor growth within Dedicated, the ongoing impacts from the increased cost of equipment, and incremental depreciation and amortization expense related to the M&M acquisition.
•Operating supplies and expenses—net increased $53.2 million, or 12%, period over period, driven by an increase in cost of goods sold in our leasing business and a reduction in gains on equipment sales due to a decrease in average sale price. These factors were partially offset by a decrease in equipment rental expense as a result of improved port fluidity and lower rail storage expense.
•Insurance and related expenses increased $23.7 million, or 31%, period over period, driven by an increase in auto liability insurance costs related to an increase in premiums and claims development.
•Other general expenses decreased $22.6 million, or 20%, period over period, largely related to a reduction in bad debt expense along with a decrease in professional services and driver recruiting costs.

Total Other Expenses (Income)
Total other income decreased $25.3 million, approximately 187%, in the nine months ended September 30, 2024 compared to the same period in 2023. This change was primarily driven by pre-tax net losses on our equity investments of $0.2 million in 2024 compared to pre-tax net gains of $20.0 million in 2023. Interest income also decreased $3.6 million in 2024 compared to 2023 primarily due to lower cash balances. See Note 5, Investments, for more information on our equity investments.
Income Tax Expense
Our provision for income taxes decreased $40.9 million, approximately 61%, in the nine months ended September 30, 2024 compared to the same period in 2023 due to lower taxable income. The effective income tax rate was 24.0% for the nine months ended September 30, 2024 compared to 24.2% for the same period in 2023. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Nine Months Ended September 30,
Revenues by Segment (in millions)	2024	2023
Truckload	$1,610.6	$1,605.0
Intermodal	765.0	790.1
Logistics	957.4	1,051.6
Other	295.1	249.5
Fuel surcharge	442.8	507.4
Inter-segment eliminations	(119.5)	(76.4)
Operating revenues	$3,951.4	$4,127.2

	Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2024	2023
Truckload	$69.3	$151.9
Intermodal	37.3	64.8
Logistics	24.2	39.8
Other	(8.0)	8.6
Income from operations	122.8	265.1
Adjustments:
Litigation and audit assessments	—	2.9
Acquisition-related costs	—	0.9
Intangible asset amortization	3.8	—
Adjusted income from operations	$126.6	$268.9

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. The two operations that make up our Truckload segment are as follows:
•Dedicated - Transportation services with equipment devoted to customers under long-term contracts.
•Network - Transportation services of one-way shipments.

	Nine Months Ended September 30,
	2024	2023
Dedicated
Revenues (excluding fuel surcharge) (1)	$1,035.3	$930.7
Average trucks (2) (3)	6,672	6,115
Revenue per truck per week (4)	$4,020	$3,958
Network
Revenues (excluding fuel surcharge) (1)	$575.2	$674.4
Average trucks (2) (3)	3,980	4,392
Revenue per truck per week (4)	$3,744	$3,993
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,610.6	$1,605.0
Average trucks (2) (3)	10,652	10,507
Revenue per truck per week (4)	$3,917	$3,972
Average company trucks (3)	9,083	8,570
Average owner-operator trucks (3)	1,569	1,937
Trailers (6)	47,257	47,007
Operating ratio (7)	95.7%	90.5%
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
Truckload revenues (excluding fuel surcharge) increased $5.6 million in the nine months ended September 30, 2024 compared to the same period in 2023. Dedicated volume increased 8% due to organic new business growth and the acquisition of M&M, offset by a reduction in Network volume and rate per loaded mile due to market conditions.
Truckload income from operations decreased $82.6 million, approximately 54%, in the nine months ended September 30, 2024 compared to the same period in 2023. Factors contributing to the decrease include the revenue impacts of Network listed above, increased wages largely as a result of the M&M acquisition, a decrease in gains on equipment sales, increased insurance premium expense, and an increase in depreciation expense as a result of growth within Dedicated (including the M&M acquisition). This was partially offset by a decrease in purchased transportation costs driven by reduced owner operator capacity.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
Orders (1)	309,927	308,718
Containers	26,603	27,185
Trucks	1,417	1,457
Revenue per order (2)	$2,452	$2,573
Operating ratio (3)	95.1%	91.8%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) decreased $25.1 million, approximately 3%, in the nine months ended September 30, 2024 compared to the same period in 2023. This was driven by market conditions which led to a $121, or 5%, decrease in revenue per order.
Intermodal income from operations decreased $27.5 million, approximately 42%, in the nine months ended September 30, 2024 compared to the same period in 2023 mainly resulting from the decreased revenue per order, partially offset by internal cost measures, network optimization, and improved dray productivity.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
Operating ratio (1)	97.5%	96.2%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $94.2 million, approximately 9%, in the nine months ended September 30, 2024 compared to the same period in 2023. This was mainly the result of decreases in revenue per order and volume within our brokerage business, as well as reduced port dray revenues due to improved port fluidity in 2024.
Logistics income from operations decreased $15.6 million, approximately 39%, in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to reductions in net revenue per order and volume.
Other
Other income from operations decreased $16.6 million in the nine months ended September 30, 2024 compared to the same period in 2023. The change was primarily due to a decrease in earnings within our leasing business; partially offset by $2.9 million of additional interest and penalties related to the sales tax audit assessment recorded in the second quarter of 2023. See Note 12, Commitments and Contingencies, for more information.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $200.0 million receivables purchase agreement maturing in May 2027, for which our combined available capacity as of September 30, 2024 was $305.7 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and finance lease obligations as of the dates shown.

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$179.0	$102.4
Marketable securities	52.6	57.2
Total cash, cash equivalents, and marketable securities	$231.6	$159.6

Debt:
Senior notes	$185.0	$185.0
Credit agreement	—	45.0
Receivables purchase agreement	70.0	60.0
Finance leases	8.7	12.1
Total debt	$263.7	$302.1
Debt
As of September 30, 2024, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$486.6	$486.1
Net cash used in investing activities	(287.1)	(776.8)
Net cash used in financing activities	(122.9)	(36.5)
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Operating Activities
Net cash provided by operating activities increased $0.5 million in the first nine months of 2024 compared to the same period in 2023. The increase in cash provided by working capital was largely offset by a decrease in net income adjusted for various noncash items. Working capital changes were driven by increases in cash provided by receivables, other liabilities, claims reserves, and other assets, partially offset by an increase in cash used for payables.
Investing Activities
Net cash used in investing activities decreased $489.7 million, approximately 63%, in the first nine months of 2024 compared to the same period in 2023. The decrease in cash used was primarily related to decreases in cash used for acquisitions, net capital expenditures, purchases of lease equipment, investments in equity securities, and purchases of marketable securities.

Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2024	2023
Purchases of transportation equipment	$328.1	$500.6
Purchases of other property and equipment	27.8	33.9
Proceeds from sale of property and equipment	(81.3)	(106.2)
Net capital expenditures	$274.6	$428.3
Net capital expenditures decreased $153.7 million in the first nine months of 2024 compared to the same period in 2023. The decrease was driven by a $172.5 million decrease in purchases of transportation equipment mainly due to higher spend on growth and replacement equipment in 2023. Proceeds from sale of property and equipment decreased year over year primarily due to lower proceeds per sale.
Financing Activities
Net cash used in financing activities increased $86.4 million, approximately 237%, in the first nine months of 2024 compared to the same period in 2023. The increase was due to $35.0 million of net payments under revolving credit agreements during the first nine months of 2024 compared to $91.0 million of net proceeds in the same period in 2023. Additionally, proceeds from long-term debt decreased $50.0 million year over year. These amounts were partially offset by decreases in payments on long-term debt of $69.3 million and treasury stock repurchases of $21.5 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for our contractual obligations as of December 31, 2023. There were no material changes to our contractual obligations during the nine months ended September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2024 - July 31, 2024	133,896	$24.59	133,896	$54.8
August 1, 2024 - August 31, 2024	12,000	27.63	12,000	54.5
September 1, 2024 - September 30, 2024	—	—	—	54.5
Total	145,896		145,896
(1)On February 1, 2023, the Company announced that the Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of September 30, 2024, the Company had $54.5 million remaining available to repurchase.
Limitation Upon Payment of Dividends
The 2022 Credit Facility includes covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	November 6, 2024	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)