Form 10-Q
period 2025-03-31
Schneider National, Inc.
filed 2025-05-01
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes  ☐            No ☒
As of April 24, 2025, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,169,401 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a company’s use of third-party businesses, the 3PL(s), to outsource elements of the company’s distribution, fulfillment, and supply chain management services.
ASC	Accounting Standards Codification
Board	Board of Directors
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
Cowan	Cowan Systems, LLC; Cowan Transport Holdings, LLC; and Cowan Equipment Leasing, LLC
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
GAAP	United States Generally Accepted Accounting Principles
IPO	Initial Public Offering
KPI	Key Performance Indicator
M&M	M&M Transport Services, LLC
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business
MLSI	Mastery Logistics Systems, Inc.
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SEC	United States Securities and Exchange Commission
Term SOFR	The CME Term SOFR Reference Rate administered by CME Group Benchmark Administration Limited
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
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

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: unfavorable economic and market conditions, including inflation, tariffs, and trade disputes; our ability to successfully manage operational challenges and disruptions, as well as related federal, state, and local government responses arising from future pandemics; economic and business risks inherent in the truckload and transportation industry, including competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage truck capacity brought about by cyclical driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements, including dedicated arrangements, and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 heavy-duty tractors and trailers; our ability to attract and retain qualified drivers and owner-operators; our ability to attract and retain owner-operators and third-party carriers in sufficient numbers to support our service offerings; our dependence on railroads in the operation of our intermodal business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining fuel, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 13, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company. The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances which may occur after the date of this Report.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating revenues	$1,401.8	$1,319.0
Operating expenses:
Purchased transportation	485.4	508.7
Salaries, wages, and benefits	400.0	355.1
Fuel and fuel taxes	111.3	107.7
Depreciation and amortization	113.6	102.8
Operating supplies and expenses—net	175.1	153.6
Insurance and related expenses	41.2	31.1
Other general expenses	33.1	31.3
Total operating expenses	1,359.7	1,290.3
Income from operations	42.1	28.7
Other expenses (income):
Interest income	(1.6)	(0.8)
Interest expense	7.8	4.0
Other expenses—net	1.1	0.8
Total other expenses—net	7.3	4.0
Income before income taxes	34.8	24.7
Provision for income taxes	8.7	6.2
Net income	26.1	18.5
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities—net of tax	0.5	(0.2)
Total other comprehensive income (loss)—net	0.5	(0.2)
Comprehensive income	$26.6	$18.3

Weighted average shares outstanding	175.3	176.0
Basic earnings per share	$0.15	$0.11

Weighted average diluted shares outstanding	176.0	176.6
Diluted earnings per share	$0.15	$0.10
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$106.2	$117.6
Marketable securities	48.1	47.9
Trade accounts receivable—net of allowance of $5.2 million and $8.0 million, respectively	621.9	600.0
Other receivables	58.4	54.2
Current portion of lease receivables—net of allowance of $0.8 million	85.4	85.3
Inventories—net	93.7	89.8
Prepaid expenses and other current assets	151.3	120.5
Total current assets	1,165.0	1,115.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	4,193.2	4,162.2
Land, buildings, and improvements	269.7	264.8
Other property and equipment	116.5	111.9
Total property and equipment	4,579.4	4,538.9
Less accumulated depreciation	1,703.9	1,669.5
Net property and equipment	2,875.5	2,869.4
Lease receivables	134.2	133.1
Internal use software and other noncurrent assets	464.2	438.0
Goodwill	339.6	377.9
Total noncurrent assets	3,813.5	3,818.4
Total Assets	$4,978.5	$4,933.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$267.8	$253.1
Accrued salaries, wages, and benefits	82.9	90.6
Claims accruals—current	136.7	139.6
Current maturities of debt and finance lease obligations	10.9	106.0
Other current liabilities	115.9	115.2
Total current liabilities	614.2	704.5
Noncurrent Liabilities:
Long-term debt and finance lease obligations	565.8	420.8
Claims accruals—noncurrent	151.0	151.2
Deferred income taxes	559.8	565.6
Other noncurrent liabilities	99.5	104.7
Total noncurrent liabilities	1,376.1	1,242.3
Total Liabilities	1,990.3	1,946.8
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 96,301,789 and 96,031,098 shares issued and 92,169,401 and 92,221,383 shares outstanding, respectively	—	—
Additional paid-in capital	1,605.1	1,605.3
Retained earnings	1,491.1	1,481.8
Accumulated other comprehensive loss	(3.3)	(3.8)
Treasury stock, at cost, 4,132,388 and 3,795,036 shares, respectively	(104.7)	(96.4)
Total Shareholders’ Equity	2,988.2	2,986.9
Total Liabilities and Shareholders’ Equity	$4,978.5	$4,933.7
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income	$26.1	$18.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.6	102.8
Gains on sales of property and equipment—net	(2.4)	(1.8)
Proceeds from lease receipts	15.5	15.8
Deferred income taxes	(7.9)	(8.3)
Long-term incentive and share-based compensation expense	4.6	1.2
Losses on investments in equity securities—net	0.5	0.1
Other noncash items—net	(0.5)	0.3
Changes in operating assets and liabilities:
Receivables	(9.1)	16.3
Other assets	(36.6)	(48.0)
Claims reserves and receivables—net	(7.0)	8.4
Payables	3.9	(7.0)
Other liabilities	(9.0)	(0.7)
Net cash provided by operating activities	91.7	97.6
Investing Activities:
Purchases of transportation equipment	(114.4)	(123.3)
Purchases of other property and equipment	(6.8)	(12.0)
Proceeds from sale of property and equipment	24.1	23.4
Proceeds from sale of off-lease inventory	5.7	11.6
Purchases of lease equipment	(22.6)	(1.7)
Proceeds from marketable securities	0.4	—
Investments in equity securities and equity method investment	(0.1)	(0.1)
Investments in notes receivable	(13.0)	—
Net cash used in investing activities	(126.7)	(102.1)
Financing Activities:
Proceeds under revolving credit agreements	50.0	30.0
Payments under revolving credit agreements	—	(25.0)
Proceeds from long-term debt	100.0	—
Payments of debt and finance lease obligations	(96.0)	(1.1)
Dividends paid	(17.0)	(16.5)
Repurchases of common stock	(8.3)	(13.0)
Other financing activities	(5.1)	(5.0)
Net cash provided by (used in) financing activities	23.6	(30.6)
Net decrease in cash and cash equivalents	(11.4)	(35.1)
Cash and Cash Equivalents:
Beginning of period	117.6	102.4
End of period	$106.2	$67.3

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$18.0	$49.0
Dividends declared but not yet paid	17.2	17.1
Sale of assets in exchange for notes receivable	—	1.5
Cash paid during the period for:
Interest	8.8	4.8
Income taxes—net of refunds	0.2	0.5
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

		Additional Paid-In Capital
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2023	$—	$1,595.2	$1,431.9	$(3.4)	$(66.9)	$2,956.8
Net income	—	—	18.5	—	—	18.5
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	1.5	—	—	—	1.5
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Repurchases of common stock	—	—	—	—	(13.0)	(13.0)
Exercise of employee stock options	—	1.5	—	—	—	1.5
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—March 31, 2024	$—	$1,591.8	$1,433.7	$(3.6)	$(79.9)	$2,942.0

Balance—December 31, 2024	$—	$1,605.3	$1,481.8	$(3.8)	$(96.4)	$2,986.9
Net income	—	—	26.1	—	—	26.1
Other comprehensive income	—	—	—	0.5	—	0.5
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.8)	—	—	(16.8)
Repurchases of common stock	—	—	—	—	(8.3)	(8.3)
Shares withheld for employee taxes	—	(5.1)	—	—	—	(5.1)
Balance—March 31, 2025	$—	$1,605.1	$1,491.1	$(3.3)	$(104.7)	$2,988.2
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period are not necessarily indicative of the results for a full year. All intercompany transactions have been eliminated in consolidation.
In the opinion of management, these statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.
New Accounting Pronouncements
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This ASU expands the disclosures related to rate reconciliations by requiring entities to disclose items meeting a quantitative threshold and eight categories. The standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We believe this standard will expand our disclosures but will not have a material effect on our consolidated financial statements. We will adopt this standard in the fourth quarter of 2025.
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU expands disclosures for certain costs and expenses included within each relevant expense caption presented on the face of the income statement. We believe this standard will require us to expand our disclosures but will not have a material effect on our consolidated financial statements. This will be effective for fiscal years beginning after December 15, 2026 with early adoption permitted. We will adopt this standard in the fourth quarter of 2027.

2. ACQUISITIONS

Cowan
On December 2, 2024, we acquired 100% of the membership interest of Cowan and affiliated entities holding assets comprising substantially all of Cowan’s business for approximately $398.6 million inclusive of cash and other working capital adjustments. On December 30, 2024, we paid $31.1 million for select Cowan real estate assets in a separate transaction. The acquisition was financed through a combination of cash on hand and borrowings under our $400.0 million delayed-draw term loan facility. See Note 7, Debt and Credit Facilities for more information on the delayed-draw term loan facility.
Cowan is primarily a dedicated carrier based in Baltimore, MD with a portfolio of services including brokerage, drayage, and warehousing with operations predominantly in the Eastern and Mid-Atlantic regions of the U.S. which we believe complements our dedicated operations.
The acquisition of Cowan was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. Fair value estimates of acquired property and equipment were based on an independent appraisal, giving consideration to the highest and best use of the assets. Key assumptions used in the transportation equipment appraisals were based on the market approach, while key assumptions used in the land, buildings and improvements, and other property and equipment appraisals were based on a combination of the income (direct capitalization) and sales comparison approaches, as appropriate. These inputs represent Level 3 measurements in the fair value hierarchy and required significant judgments and estimates at the time of valuation. The assistance of an independent third-party valuation firm was used to determine the estimated fair values and useful lives of finite-

lived intangible assets including customer relationships and trademarks. Valuation methods used were the multi-period excess earnings method and relief from royalty method for customer relationships and trademarks, respectively.
The excess of the purchase price over preliminary estimates of the fair values of assets acquired and liabilities assumed was recorded as goodwill within the Truckload segment. The goodwill is attributable to expected synergies and growth opportunities within our dedicated business and is expected to be deductible for tax purposes.
Acquisition-related costs consisting of fees incurred for advisory, legal, and accounting services amounted to $0.2 million and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the three months ended March 31, 2025.
Certain amounts recorded in connection with the acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments and deferred taxes.
During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. We anticipate finalizing the determination of the fair value no later than November 30, 2025.
The preliminary purchase price allocation for Cowan, which may be adjusted as we finalize our fair value estimates and provisional amounts, was as follows.

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 2, 2024 Opening Balance Sheet	Adjustments	Adjusted December 2, 2024 Opening Balance Sheet
Cash and cash equivalents	$5.4	$—	$5.4
Trade accounts receivable—net of allowance	81.0	—	81.0
Prepaid expenses and other current assets	30.5	1.6	32.1
Net property and equipment	297.9	6.8	304.7
Internal use software and other noncurrent assets (1)	1.5	29.0	30.5
Goodwill	46.2	(38.3)	7.9
Total assets acquired	462.5	(0.9)	461.6

Trade accounts payable	11.1	—	11.1
Accrued salaries, wages, and benefits	10.6	—	10.6
Claims accruals—current	20.2	—	20.2
Other current liabilities	17.6	(2.5)	15.1
Other noncurrent liabilities	4.4	1.6	6.0
Total liabilities assumed	63.9	(0.9)	63.0

Net assets acquired	$398.6	$—	$398.6
(1)Includes customer relationships and trademarks.
The following unaudited pro forma operating revenues give effect to the acquisition had it been effective January 1, 2024. Combined unaudited pro forma operating revenues of the Company and Cowan would have been approximately $1,477.2 million for the three months ended March 31, 2024, and our earnings for the same period would not have been materially different.

3. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. Beginning on December 2, 2024, Cowan revenues are included in Transportation revenues, consistent with our other Truckload and Logistics segments.

The following table summarizes our revenues by type of service.

	Three Months Ended March 31,
Disaggregated Revenues (in millions)	2025	2024
Transportation	$1,295.6	$1,217.4
Logistics Management	53.7	50.6
Other	52.5	51.0
Total operating revenues	$1,401.8	$1,319.0
Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	March 31, 2025
Expected to be recognized within one year
Transportation	$26.7
Logistics Management	19.2
Expected to be recognized after one year
Transportation	40.5
Logistics Management	24.4
Total	$110.8
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
Information related to contract balances associated with our contracts with customers as of the dates shown is as follows:

Contract Balances (in millions)	March 31, 2025	December 31, 2024
Other current assets—Contract assets	$26.3	$22.2
Other current liabilities—Contract liabilities	0.2	—
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	March 31, 2025	December 31, 2024
Equity investment in TuSimple (1)	1	$0.1	$0.1
Marketable securities (2)	2	48.1	47.9
(1)Our equity investment in TuSimple is classified as Level 1 in the fair value hierarchy as shares of TuSimple’s Class A common stock are traded on an Over the Counter (“OTC”) market. See Note 5, Investments, for additional information.
(2)Marketable securities are classified as Level 2 in the fair value hierarchy as they are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active. See Note 5, Investments, for additional information.
The fair value of the Company’s unsecured senior notes was $50.4 million and $145.9 million as of March 31, 2025 and December 31, 2024, respectively. The carrying value of the Company’s unsecured senior notes was $50.0 million and $145.0 million as of March 31, 2025 and December 31, 2024, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of March 31, 2025 or December 31, 2024. Cost basis is determined using the specific identification method.
The following table presents the remaining maturities and values of our marketable securities as of the dates shown.

	March 31, 2025			December 31, 2024
(in millions, except maturities in months)	Remaining Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	2 to 71 months	$21.0	$19.6	$21.0	$19.2
Corporate debt securities	2 to 97 months	15.2	15.0	15.3	14.9
State and municipal bonds	6 to 163 months	13.8	13.5	14.2	13.8
Total marketable securities		$50.0	$48.1	$50.5	$47.9
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools, and MLSI, a transportation technology development company. The Company previously had an investment in ChemDirect, a business-to-business digital marketplace for the chemical industry. In February 2025, ChemDirect’s Board passed a resolution to dissolve the company. As a result, we recorded a $4.9 million loss in other expense—net on the consolidated statements of comprehensive income for the three months ended March 31, 2025. These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of March 31, 2025 and December 31, 2024 were $123.9 million and $124.4 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. As of March 31, 2025, our cumulative upward and downward adjustments were $78.9 million and $4.9 million, respectively.

In addition to our investment in MLSI, we hold $23.0 million in notes receivable from MLSI as of March 31, 2025. We funded a $13.0 million note receivable in the first quarter of 2025 and a $10.0 million note receivable in the first quarter of 2023. The notes mature in May 2025 and March 2030, respectively, and are subject to interest over their respective terms. We also hold a $2.5 million note receivable from Platform Science, Inc. as of March 31, 2025. This note was executed and funded during the second quarter of 2024, is subject to interest over its term, and matures in March 2027.
The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended March 31,
(in millions)	2025	2024
Upward adjustments (1)	$4.4	$—
Downward adjustments	4.9	—
(1)     Our updated investment value in 2025 related to Platform Science, Inc. and was determined using a combination of the discounted cash flow and guideline public company methods.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a global self-driving technology company. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities. Our net investment and activity were not material for the three months ended March 31, 2025 and 2024. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, an entity that provides a platform for shippers to track and manage their greenhouse gas emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the three months ended March 31, 2025 and 2024, activity was not material. The carrying value of our investment was $4.4 million and $4.5 million as of March 31, 2025 and December 31, 2024, respectively.
All of our equity investments, our note receivable from Platform Science, Inc., and the $10.0 million note receivable from MLSI are included in internal use software and other noncurrent assets, while the $13.0 million note receivable from MLSI is current and included in other receivables on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses—net on the consolidated statements of comprehensive income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired.
The following table shows the changes to our accumulated goodwill by reportable segment:

(in millions)	Truckload	Logistics	Total
Balance on December 31, 2024	$363.7	$14.2	$377.9
Acquisition adjustments (see Note 2)	(38.3)	—	(38.3)
Balance on March 31, 2025	$325.4	$14.2	$339.6
As of March 31, 2025 and December 31, 2024, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
During the three months ended March 31, 2025, we recorded $18.5 million of customer relationships and $10.5 million of trademarks related to the acquisition of Cowan. These identifiable, finite-lived intangible assets are being amortized over their weighted-average amortization period of 15.0 years. Refer to Note 2, Acquisitions, for further details.
The identifiable, finite-lived intangible assets listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisitions of Cowan, MLS, and M&M.

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62.0	$5.9	$56.1	$43.5	$4.8	$38.7
Trademarks	21.4	2.9	18.5	10.9	2.4	8.5
Non-compete agreements	5.4	1.8	3.6	5.4	1.5	3.9
Total intangible assets	$88.8	$10.6	$78.2	$59.8	$8.7	$51.1
Amortization expense for intangible assets was $1.9 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	March 31, 2025
Remaining 2025	$5.2
2026	7.0
2027	7.0
2028	6.5
2029	5.9
2030 and thereafter	46.6
Total	$78.2

7. DEBT AND CREDIT FACILITIES

As of March 31, 2025 and December 31, 2024, debt included the following:

(in millions)	March 31, 2025	December 31, 2024
Unsecured senior notes: principal matures August 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 4.85% and 4.36% for 2025 and 2024, respectively.	$50.0	$145.0
Revolving credit agreement: matures November 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 6.02% and 6.43% for 2025 and 2024, respectively.	50.0	—
Receivables purchase agreement: matures May 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 5.90% and 6.12% for 2025 and 2024, respectively.	70.0	70.0
Delayed-draw term loan facility: matures November 2029; variable rate interest payments due quarterly based on the Term SOFR; weighted-average interest rate of 5.51% and 5.61% for 2025 and 2024, respectively.	400.0	300.0
Total debt and credit facilities	570.0	515.0
Current maturities	(7.5)	(98.7)
Debt issuance costs	(0.6)	—
Long-term debt	$561.9	$416.3
Our Revolving Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. The 2022 Credit Facility also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. Standby letters of credit under this agreement amounted to $0.4 million as of both March 31, 2025 and December 31, 2024 and were primarily related to the requirements of certain of our real estate leases.
During the second quarter of 2024, we renewed our Receivables Purchase Agreement (the “2024 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables up to $200.0 million through May 2027, inclusive of a $100.0 million sublimit to be used for the issuance of letters of credit. As of March 31, 2025 and December 31, 2024, standby letters of credit under these agreements amounted to $95.1 million and $97.8 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

During the fourth quarter of 2024, SNL entered into a delayed-draw term loan facility with capacity up to $400.0 million and Bank of America as the administrative agent. Borrowings are unsecured, subject to interest over their term based on the either the Term SOFR or the ABR (“Alternate Base Rate”) at the election of the Company for each borrowing, and mature in November 2029. Quarterly principal payments of .625% of the outstanding balance will be due beginning September 2025 and continue until the agreement matures in November 2029.

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
Additional information related to our leases is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$10.4	$9.7
Operating cash flows for finance leases	0.1	0.1
Financing cash flows for finance leases	1.0	1.1

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$7.0	$9.3
As of March 31, 2025, we had one signed lease that had not yet commenced. The lease will commence in April 2025 and has a lease term of one year. Lease payments are not material.
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
As of March 31, 2025 and December 31, 2024, investments in lease receivables were as follows:

(in millions)	March 31, 2025	December 31, 2024
Future minimum payments to be received on leases	$166.9	$166.2
Guaranteed residual lease values	97.5	96.7
Total minimum lease payments to be received	264.4	262.9
Unearned income	(44.8)	(44.5)
Net investment in leases	$219.6	$218.4
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of March 31, 2025 was $53.3 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of March 31, 2025, our lease payments past due were $2.5 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$56.0	$57.9
Cost of goods sold	(50.5)	(50.8)
Operating profit	$5.5	$7.1

Interest income on lease receivable	$7.9	$7.7

9. INCOME TAXES

Our effective income tax rate was 25.0% for the three months ended March 31, 2025 and 2024. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Numerator:
Net income available to common shareholders	$26.1	$18.5
Denominator:
Weighted average common shares outstanding	175.3	176.0
Dilutive effect of share-based awards and options outstanding	0.7	0.6
Weighted average diluted common shares outstanding (1)	176.0	176.6

Basic earnings per common share	$0.15	$0.11
Diluted earnings per common share	0.15	0.10
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.1 million share-based awards and options that had an anti-dilutive effect for the three months ended March 31, 2025 and 2024.
Common Shares Outstanding
As of March 31, 2025 and December 31, 2024, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three months ended March 31, 2025 and 2024.

The following table shows changes to our Class B common shares outstanding for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Outstanding at beginning of period	92,221,383	92,931,242
Repurchases of common stock	(337,352)	(562,767)
Share issuances	464,557	659,784
Exercise of employee stock options	—	71,529
Shares withheld for employee taxes	(179,187)	(255,458)
Outstanding at end of period	92,169,401	92,844,330
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of March 31, 2025, the Company has repurchased $103.9 million of the $150.0 million authorized under the repurchase program.
Subsequent Event - Dividends Declared
In April of 2025, the Board declared a quarterly cash dividend for the second fiscal quarter of 2025 in the amount of $0.095 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 13, 2025 and will be paid on July 10, 2025.

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
Share-based compensation expense was $4.6 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of March 31, 2025, we had $31.9 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.0 years.
Equity-based awards granted during the first quarter of 2025 had a grant date fair value of $20.4 million and are included in the table below. RSUs granted in 2025 vest ratably over a period of three years. No restricted shares, performance shares, or non-qualified stock options were granted during the first quarter of 2025.

2025 Grants	Number of Awards Granted	Weighted Average Grant Date Fair Value
RSUs	462,116	$27.52
PSUs	250,740	30.62
Total grants	712,856
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
As of March 31, 2025, our firm commitments to purchase transportation equipment totaled $195.1 million.
Prior to 2024, the Company recorded charges resulting from adverse tax assessments by a state tax authority over the applicability of sales tax on rolling stock equipment used within that state. After filing an appeal with the state Appellate Tax Board in January 2024, the Company received an assessment for additional periods which were audited by the state tax authority and filed a request for appeal of that assessment with the state tax authority. The adjustment recorded as a result of the audit, including additional interest and penalties, was not material. These tax assessments and related interest and penalties have been recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income.

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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $23.0 million and $25.1 million for the three months ended March 31, 2025 and 2024, respectively.

Segment Revenues and Expenses	Three Months Ended March 31, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$613.7	$260.4	$332.0	$1,206.1
Fuel surcharge revenues	100.8	42.4	1.5	144.7
Segment operating revenues	714.5	302.8	333.5	1,350.8
Other revenues				88.7
Elimination of inter-segment revenues				(36.5)
Elimination of inter-segment fuel surcharge revenues				(1.2)
Operating revenues				1,401.8

Salaries, wages, and benefits	269.6	43.5	29.7
Purchased transportation, fuel, and fuel taxes	160.6	192.4	260.6
Depreciation and amortization	85.1	13.2	0.2
Operating supplies and expenses-net	82.4	17.2	13.9
Other segment expenses(1)	91.7	22.7	21.0

Segment income from operations	$25.1	$13.8	$8.1	47.0
Corporate and other loss from operations—net				(4.9)
Income from operations				42.1

Total other expenses—net				7.3

Income before income taxes				$34.8

Segment Revenues and Expenses	Three Months Ended March 31, 2024
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$538.1	$247.2	$324.9	$1,110.2
Fuel surcharge revenues	106.9	49.4	1.5	157.8
Segment operating revenues	645.0	296.6	326.4	1,268.0
Other revenues				94.3
Elimination of inter-segment revenues				(41.4)
Elimination of inter-segment fuel surcharge revenues				(1.9)
Operating revenues				1,319.0

Salaries, wages, and benefits	235.0	43.7	25.9
Purchased transportation, fuel, and fuel taxes	173.6	192.9	265.0
Depreciation and amortization	75.3	13.5	—
Operating supplies and expenses-net	63.2	16.3	10.6
Other segment expenses(1)	83.0	23.2	19.5

Segment income from operations	$14.9	$7.0	$5.4	27.3
Corporate and other income from operations—net				1.4
Income from operations				28.7

Total other income—net				4.0

Income before income taxes				$24.7
(1)For each reportable segment, other segment expenses include insurance and related expenses and other general expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our truckload services consist of over-the-road freight transportation via dry van, bulk, temperature-controlled, and flat-bed trailers across either network or dedicated configurations. Freight is transported and delivered by our company-employed drivers in company trucks and by owner-operators with company-owned trailers and executed through long-haul or regional services, including customized solutions for high-value and time-sensitive loads throughout North America.
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

	Three Months Ended March 31,
(in millions, except ratios)	2025	2024
Operating revenues	$1,401.8	$1,319.0
Revenues (excluding fuel surcharge) (1)	1,258.3	1,163.1
Income from operations	42.1	28.7
Adjusted income from operations (2)	44.2	30.0
Operating ratio	97.0%	97.8%
Adjusted total operating expenses, net of fuel surcharge revenues (3)	$1,214.1	$1,133.1
Adjusted operating ratio (4)	96.5%	97.4%
Net income	$26.1	$18.5
Adjusted net income (5)	27.7	19.5
Adjusted EBITDA (6)	154.8	130.7
Cash flow from operations	91.7	97.6
Free cash flow (7)	(5.4)	(14.3)
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
(4)We define “adjusted operating ratio” as adjusted total operating expenses, net of fuel surcharge revenues, divided by revenues (excluding fuel surcharge). Included below is a reconciliation of operating ratio, which is the most directly comparable GAAP measure, to adjusted operating ratio. Excluded items for the periods shown are explained below under our explanation of “adjusted income from operations.”
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
Revenues (excluding fuel surcharge)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating revenues	$1,401.8	$1,319.0
Less: Fuel surcharge revenues	143.5	155.9
Revenues (excluding fuel surcharge)	$1,258.3	$1,163.1

Adjusted income from operations

	Three Months Ended March 31,
(in millions)	2025	2024
Income from operations	$42.1	$28.7
Acquisition-related costs (1)	0.2	—
Intangible asset amortization (2)	1.9	1.3
Adjusted income from operations	$44.2	$30.0
(1)Advisory, legal, and accounting costs related to the acquisition of Cowan.
(2)Amortization expense related to intangible assets acquired through recent business acquisitions. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers.
Adjusted operating ratio

	Three Months Ended March 31,
(in millions, except ratios)	2025	2024
GAAP Presentation
Operating revenues	$1,401.8	$1,319.0
Total operating expenses	1,359.7	1,290.3
Income from operations	$42.1	$28.7

Operating ratio (1)	97.0%	97.8%

Non-GAAP Presentation
Operating revenues	$1,401.8	$1,319.0
Less: Fuel surcharge revenues	143.5	155.9
Revenues (excluding fuel surcharge)	$1,258.3	$1,163.1

Total operating expenses	$1,359.7	$1,290.3
Adjusted for:
Fuel surcharge revenues	(143.5)	(155.9)
Acquisition-related costs	(0.2)	—
Intangible asset amortization	(1.9)	(1.3)
Adjusted total operating expenses, net of fuel surcharge revenues (2)	$1,214.1	$1,133.1

Adjusted operating ratio (3)	96.5%	97.4%
(1)    Calculated as total operating expenses divided by operating revenues.
(2)    Adjusted total operating expenses, net of fuel surcharge revenues are defined as total operating expenses, adjusted to exclude fuel surcharge revenues and certain expenses that do not reflect our core operating performance.
(3)     Calculated as adjusted total operating expenses, net of fuel surcharge revenues divided by revenues (excluding fuel surcharge).

Adjusted net income

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$26.1	$18.5
Acquisition-related costs	0.2	—
Intangible asset amortization	1.9	1.3
Income tax effect of non-GAAP adjustments (1)	(0.5)	(0.3)
Adjusted net income	$27.7	$19.5
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

Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$26.1	$18.5
Interest expense, net	6.2	3.2
Provision for income taxes	8.7	6.2
Depreciation and amortization	113.6	102.8
Acquisition-related costs	0.2	—
Adjusted EBITDA	$154.8	$130.7

Free cash flow

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$91.7	$97.6

Purchases of transportation equipment	(114.4)	(123.3)
Purchases of other property and equipment	(6.8)	(12.0)
Proceeds from sale of property and equipment	24.1	23.4
Net capital expenditures	(97.1)	(111.9)

Free cash flow	$(5.4)	$(14.3)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Enterprise Results Summary
Enterprise net income increased $7.6 million, approximately 41%, in the first quarter of 2025 compared to the same quarter in 2024, primarily due to a $13.4 million increase in income from operations. Total other expenses increased $3.3 million, driven by increased interest expense, and our provision for income taxes increased $2.5 million.
Adjusted net income increased $8.2 million, approximately 42%, for the same reasons discussed above.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $82.8 million, approximately 6%, in the first quarter of 2025 compared to the same quarter in 2024.
Factors contributing to the increase included:
•a $75.6 million increase in Truckload segment revenues (excluding fuel surcharge) due to Dedicated volume growth driven by the Cowan acquisition and increased Network and Dedicated rates, offset by decreased Network volumes;
•a $13.2 million increase in Intermodal segment revenues (excluding fuel surcharge) as both volume and revenue per order increased;
•and a $7.1 million increase in Logistics segment revenues (excluding fuel surcharge) resulting from the Cowan acquisition, partially offset by lower brokerage revenue per order and volumes (net of Cowan).
Increases were partially offset by:
•a $12.4 million decrease in fuel surcharge revenues related to lower fuel prices in 2025;
•and a $5.6 million decrease in Other segment revenues due to less activity in our leasing business.
Enterprise revenues (excluding fuel surcharge) increased $95.2 million, for the same reasons discussed above, excluding fuel surcharge.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $13.4 million, approximately 47%, in the first quarter of 2025 compared to the same quarter in 2024. Increased volumes in Dedicated (inclusive of the impacts from the Cowan acquisition) and Intermodal, increased net revenue per order in Logistics, and increased revenue per order in Intermodal contributed to the change. These were partially offset by increased expenses for salaries and wages and depreciation (both primarily from the Cowan acquisition), decreased fuel surcharge revenues, and decreased volume within Network and Logistics (excluding Cowan).
Adjusted income from operations increased $14.2 million, approximately 47%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) decreased on both a GAAP and adjusted basis when compared to the first quarter of 2024, for the same reasons listed above.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $23.3 million, or 5%, quarter over quarter, resulting from declines in owner-operator capacity within Truckload (partially offset by the impacts of the Cowan acquisition) and lower third-party carrier costs within Logistics driven by lower purchased transportation costs per order and volume, partially offset by the Cowan acquisition.
•Salaries, wages, and benefits increased $44.9 million, or 13%, quarter over quarter. Truckload driver pay and office wages increased due to expanded headcount (due to the Cowan acquisition), and incentive-based compensation increased.
•Fuel and fuel taxes for company trucks increased $3.6 million, or 3%, quarter over quarter, due to an increase in company driver miles (due to the Cowan acquisition), offset by a lower cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $10.8 million, or 11%, quarter over quarter, mainly due to additional depreciation expense incurred as a result of trailer and tractor growth within Dedicated (from the Cowan acquisition).
•Operating supplies and expenses—net increased $21.5 million, or 14%, quarter over quarter, largely resulting from increased equipment related expenses (due to the Cowan acquisition).
•Insurance expense increased $10.1 million, or 32%, quarter over quarter, driven by increased premiums (due to the Cowan acquisition) and claims development.
•Other general expenses increased $1.8 million, or 6%, quarter over quarter, primarily related to higher driver onboarding costs (primarily from the Cowan acquisition), offset by a decrease in bad debt expense.
Total Other Expenses
Total other expenses increased $3.3 million in the first quarter of 2025 compared to the same quarter in 2024 mainly due to an increase in our interest expense, offset by increased interest income.

Income Tax Expense
Our provision for income taxes increased $2.5 million, or 40%, in the first quarter of 2025 compared to the same quarter in 2024, primarily due to higher taxable income. The effective income tax rate was 25.0% for the three months ended March 31, 2025 and 2024. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2025	2024
Truckload	$613.7	$538.1
Intermodal	260.4	247.2
Logistics	332.0	324.9
Other	88.7	94.3
Fuel surcharge	143.5	155.9
Inter-segment eliminations	(36.5)	(41.4)
Operating revenues	$1,401.8	$1,319.0

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2025	2024
Truckload	$25.1	$14.9
Intermodal	13.8	7.0
Logistics	8.1	5.4
Other	(4.9)	1.4
Income from operations	42.1	28.7
Adjustments:
Acquisition-related costs	0.2	—
Intangible asset amortization	1.9	1.3
Adjusted income from operations	$44.2	$30.0

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
•Network - Transportation services of one-way shipments.
Cowan’s dedicated operations are included in Dedicated beginning in the fourth quarter of 2024.

	Three Months Ended March 31,
	2025	2024
Dedicated
Revenues (excluding fuel surcharge) (1)	$435.5	$341.4
Average trucks (2) (3)	8,543	6,721
Revenue per truck per week (4)	$4,034	$3,963
Network
Revenues (excluding fuel surcharge) (1)	$177.9	$196.2
Average trucks (2) (3)	3,736	4,163
Revenue per truck per week (4)	$3,767	$3,676
Total Truckload
Revenues (excluding fuel surcharge) (5)	$613.7	$538.1
Average trucks (2) (3)	12,279	10,884
Revenue per truck per week (4)	$3,953	$3,853
Average company trucks (3)	10,973	9,166
Average owner-operator trucks (3)	1,306	1,718
Trailers (6)	53,479	47,880
Operating ratio (7)	95.9%	97.2%
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
Truckload revenues (excluding fuel surcharge) increased $75.6 million, approximately 14%, in the first quarter of 2025 compared to the same quarter in 2024. Dedicated volumes increased as a result of the Cowan acquisition, and rate per total mile and productivity increased for both Network and Dedicated, partially offset by a decrease in Network volumes.
Truckload income from operations increased $10.2 million, approximately 68%, in the first quarter of 2025 compared to the same quarter in 2024. The revenue impacts listed above were partially offset by higher insurance premiums, largely attributable to the Cowan acquisition.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Orders (1)	104,440	100,494
Containers	26,505	26,849
Trucks (2)	1,419	1,413
Revenue per order (3)	$2,467	$2,442
Operating ratio (4)	94.7%	97.2%
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
Intermodal revenues (excluding fuel surcharge) increased $13.2 million, approximately 5%, in the first quarter of 2025 compared to the same quarter in 2024. Volume growth of 4% and an increase in revenue per order of $25, or 1%, primarily due to higher rate per loaded mile, contributed to the increase over prior year.
Intermodal income from operations increased $6.8 million, approximately 97%, in the first quarter of 2025 compared to the same quarter in 2024. Factors contributing to the increase include the revenue impacts cited above and a decrease in rail related costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Operating ratio (1)	97.6%	98.3%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $7.1 million, approximately 2%, in the first quarter of 2025 compared to the same quarter in 2024 due to the acquisition of Cowan, offset by decreases in revenue per order and volume within our brokerage business.
Logistics income from operations increased $2.7 million, approximately 50%, in the first quarter of 2025 compared to the same quarter in 2024, primarily due to an increase in net revenue per order, offset by the lower brokerage volumes noted above.
Other
Other loss from operations increased $6.3 million in the first quarter of 2025 compared to the same quarter in 2024, due to an increase in our performance-based compensation, as well as lower leasing and other services.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are working capital requirements, capital expenditures, lease equipment, dividend payments, share repurchases, and debt service requirements. Additionally, we may use cash for acquisitions and other investing and financing activities. Working capital is required principally to ensure we are able to run the business and have sufficient funds to satisfy maturing short-term debt and operational expenses. Our capital expenditures consist primarily of transportation equipment and information technology.
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $200.0 million receivables purchase agreement maturing in May 2027, for which our combined available capacity as of March 31, 2025 was $234.5 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
As of March 31, 2025 cash and cash equivalents decreased $11.4 million when compared to December 31, 2024. Changes in debt for the same period include an additional $100.0 million draw on our delayed-draw term loan facility and a $50.0 million draw on our revolving credit agreement, partially offset by a $95.0 million payment on an unsecured senior note.
Debt
As of March 31, 2025, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$91.7	$97.6
Net cash used in investing activities	(126.7)	(102.1)
Net cash provided by (used in) financing activities	23.6	(30.6)
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Operating Activities
Net cash provided by operating activities decreased $5.9 million in the first three months of 2025 compared to the same period in 2024. The increase in cash used by working capital was largely offset by an increase in net income adjusted for various noncash items. Working capital changes were driven by increases in cash used by receivables due to increases in trade receivables, other liabilities related timing of payments for wage and incentive accruals, and claims reserves from changes in claims paid compared to reserve activity. These amounts were partially offset by a decrease in cash used for other assets resulting from changes in prepaid balances and an increase in cash provided by payables.
Investing Activities
Net cash used in investing activities increased $24.6 million, approximately 24%, in the first three months of 2025 compared to the same period in 2024. The increase in cash used was primarily related to increases in cash used for the purchase of lease equipment and the issuance of a note receivable, partially offset by a decrease in net capital expenditures.
Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in millions)	2025	2024
Purchases of transportation equipment	$114.4	$123.3
Purchases of other property and equipment	6.8	12.0
Proceeds from sale of property and equipment	(24.1)	(23.4)
Net capital expenditures	$97.1	$111.9
Net capital expenditures decreased $14.8 million in the first three months of 2025 compared to the same period in 2024. The decrease was driven by an $8.9 million decrease in purchases of transportation equipment and a decrease in other property and equipment spend.

Financing Activities
Net cash provided by financing activities increased $54.2 million, approximately 177%, in the first three months of 2025 compared to the same period in 2024. The increase was due to proceeds of $100.0 million under the delayed-draw term loan and $50.0 million under revolving credit agreements, partially offset by a $95.0 million payment on unsecured senior notes during the first three months of 2025 compared to $5.0 million of net proceeds in the same period in 2024. Additionally, repurchases of treasury stock decreased $4.7 million when compared to the same period in 2024.
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
We will perform our annual evaluation of goodwill for impairment as of October 31, 2025, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill.
Off-Balance Sheet Arrangements
As of March 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for our contractual obligations as of December 31, 2024. There were no material changes to our contractual obligations during the three months ended March 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

We have reviewed our critical accounting policies and considered whether new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have determined that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2024 remain current as there have been no significant changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 21, 2025.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2025 - January 31, 2025	—	$—	—	$54.5
February 1, 2025 - February 28, 2025	210,776	27.29	53,352	53.0
March 1, 2025 - March 31, 2025	305,763	24.34	284,000	46.1
Total	516,539		337,352
(1)Of the 516,539 shares purchased during the three months ended March 31, 2025, 179,187 represent shares of common stock that employees surrendered to satisfy withholding taxes related to the vesting of restricted stock and restricted stock units.
(2)On February 1, 2023, the Company announced that the Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of March 31, 2025, the Company had $46.1 million remaining available to repurchase.
Limitation Upon Payment of Dividends
The 2022 Credit Facility and the delayed-draw term loan include covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or the delayed-draw term loan, as applicable, or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	May 1, 2025	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)