Form 10-Q
period 2025-06-30
Schneider National, Inc.
filed 2025-07-31
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
_____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes  ☐            No ☒
As of July 24, 2025, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,233,497 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

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

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: unfavorable economic and market conditions, including inflation, tariffs, and trade disputes; our ability to successfully manage operational challenges and disruptions, as well as related federal, state, and local government responses arising from future pandemics; economic and business risks inherent in the truckload and transportation industry, including competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage truck capacity brought about by cyclical driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements, including dedicated arrangements, and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our dependence on our reputation and the Schneider brand and the potential for adverse publicity, damage to our reputation, and the loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 heavy-duty tractors and trailers; our ability to attract and retain qualified drivers, owner-operators, and third-party carriers in sufficient numbers to support our service offerings; our dependence on railroads in the operation of our intermodal business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining fuel, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 13, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 12, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company. The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances which may occur after the date of this Report.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues	$1,420.5	$1,316.7	$2,822.3	$2,635.7
Operating expenses:
Purchased transportation	492.1	493.3	977.5	1,002.0
Salaries, wages, and benefits	399.3	352.3	799.3	707.4
Fuel and fuel taxes	104.0	100.7	215.3	208.4
Depreciation and amortization	112.3	102.5	225.9	205.3
Operating supplies and expenses—net	180.5	157.2	355.6	310.8
Insurance and related expenses	42.5	33.2	83.7	64.3
Other general expenses	34.8	26.5	67.9	57.8
Total operating expenses	1,365.5	1,265.7	2,725.2	2,556.0
Income from operations	55.0	51.0	97.1	79.7
Other expenses (income):
Interest income	(1.5)	(0.9)	(3.1)	(1.7)
Interest expense	8.6	4.3	16.4	8.3
Other expenses—net	0.5	0.6	1.6	1.4
Total other expenses—net	7.6	4.0	14.9	8.0
Income before income taxes	47.4	47.0	82.2	71.7
Provision for income taxes	11.4	11.7	20.1	17.9
Net income	36.0	35.3	62.1	53.8
Other comprehensive income (loss):
Foreign currency translation adjustment—net	0.4	(0.4)	0.4	(0.4)
Net unrealized gains (losses) on marketable securities—net of tax	0.3	0.1	0.8	(0.1)
Total other comprehensive income (loss)—net	0.7	(0.3)	1.2	(0.5)
Comprehensive income	$36.7	$35.0	$63.3	$53.3

Weighted average shares outstanding	175.2	175.5	175.3	175.7
Basic earnings per share	$0.21	$0.20	$0.35	$0.31

Weighted average diluted shares outstanding	175.7	175.8	175.8	176.2
Diluted earnings per share	$0.20	$0.20	$0.35	$0.31
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$160.7	$117.6
Marketable securities	44.4	47.9
Trade accounts receivable—net of allowance of $4.3 million and $8.0 million, respectively	604.5	600.0
Other receivables	48.7	54.2
Current portion of lease receivables—net of allowance of $0.8 million	85.8	85.3
Inventories—net	82.4	89.8
Prepaid expenses and other current assets	138.5	120.5
Total current assets	1,165.0	1,115.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	4,209.0	4,162.2
Land, buildings, and improvements	270.8	264.8
Other property and equipment	119.5	111.9
Total property and equipment	4,599.3	4,538.9
Less accumulated depreciation	1,752.6	1,669.5
Net property and equipment	2,846.7	2,869.4
Lease receivables	139.4	133.1
Internal use software and other noncurrent assets	466.6	438.0
Goodwill	338.7	377.9
Total noncurrent assets	3,791.4	3,818.4
Total Assets	$4,956.4	$4,933.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$267.6	$253.1
Accrued salaries, wages, and benefits	89.5	90.6
Claims accruals—current	111.6	139.6
Current maturities of debt and finance lease obligations	12.9	106.0
Other current liabilities	128.5	115.2
Total current liabilities	610.1	704.5
Noncurrent Liabilities:
Long-term debt and finance lease obligations	512.7	420.8
Claims accruals—noncurrent	170.2	151.2
Deferred income taxes	555.3	565.6
Other noncurrent liabilities	95.2	104.7
Total noncurrent liabilities	1,333.4	1,242.3
Total Liabilities	1,943.5	1,946.8
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 96,365,885 and 96,031,098 shares issued and 92,233,497 and 92,221,383 shares outstanding, respectively	—	—
Additional paid-in capital	1,610.0	1,605.3
Retained earnings	1,510.2	1,481.8
Accumulated other comprehensive loss	(2.6)	(3.8)
Treasury stock, at cost, 4,132,388 and 3,795,036 shares, respectively	(104.7)	(96.4)
Total Shareholders’ Equity	3,012.9	2,986.9
Total Liabilities and Shareholders’ Equity	$4,956.4	$4,933.7
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income	$62.1	$53.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225.9	205.3
Gains on sales of property and equipment—net	(5.6)	(2.3)
Proceeds from lease receipts	31.0	31.1
Deferred income taxes	(14.8)	(18.4)
Long-term incentive and share-based compensation expense	9.2	5.2
Losses on investments in equity securities—net	0.5	0.2
Other noncash items—net	—	1.2
Changes in operating assets and liabilities:
Receivables	7.9	47.8
Other assets	(23.8)	(34.0)
Claims reserves and receivables—net	(16.0)	14.3
Payables	(22.5)	(37.8)
Other liabilities	13.3	13.8
Net cash provided by operating activities	267.2	280.2
Investing Activities:
Purchases of transportation equipment	(183.5)	(220.4)
Purchases of other property and equipment	(14.9)	(19.4)
Proceeds from sale of property and equipment	48.8	58.2
Proceeds from sale of off-lease inventory	10.0	21.8
Purchases of lease equipment	(31.6)	(20.9)
Proceeds from government grants	—	2.1
Proceeds from marketable securities	4.4	5.0
Purchases of marketable securities	—	(1.9)
Investments in equity securities and equity method investment	(0.2)	(0.1)
Investments in notes receivable	(13.0)	(2.5)
Net cash used in investing activities	(180.0)	(178.1)
Financing Activities:
Proceeds under revolving credit agreements	50.0	65.0
Payments under revolving credit agreements	(50.0)	(100.0)
Proceeds from long-term debt	100.0	—
Payments of debt and finance lease obligations	(97.0)	(2.3)
Dividends paid	(33.7)	(33.3)
Repurchases of common stock	(8.3)	(25.8)
Other financing activities	(5.1)	(4.9)
Net cash used in financing activities	(44.1)	(101.3)
Net increase in cash and cash equivalents	43.1	0.8
Cash and Cash Equivalents:
Beginning of period	117.6	102.4
End of period	$160.7	$103.2

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$46.4	$23.3
Dividends declared but not yet paid	17.4	17.2
Sale of assets in exchange for notes receivable	—	1.5
Cash paid during the period for:
Interest	18.0	7.8
Income taxes—net of refunds	3.4	(3.1)
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

		Additional Paid-In Capital
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2023	$—	$1,595.2	$1,431.9	$(3.4)	$(66.9)	$2,956.8
Net income	—	—	18.5	—	—	18.5
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	1.5	—	—	—	1.5
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Repurchases of common stock	—	—	—	—	(13.0)	(13.0)
Exercise of employee stock options	—	1.5	—	—	—	1.5
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—March 31, 2024	—	1,591.8	1,433.7	(3.6)	(79.9)	2,942.0
Net income	—	—	35.3	—	—	35.3
Other comprehensive loss	—	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	4.3	—	—	—	4.3
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.9)	—	—	(16.9)
Repurchases of common stock	—	—	—	—	(12.8)	(12.8)
Balance—June 30, 2024	$—	$1,596.1	$1,452.1	$(3.9)	$(92.7)	$2,951.6

Balance—December 31, 2024	$—	$1,605.3	$1,481.8	$(3.8)	$(96.4)	$2,986.9
Net income	—	—	26.1	—	—	26.1
Other comprehensive income	—	—	—	0.5	—	0.5
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.8)	—	—	(16.8)
Repurchases of common stock	—	—	—	—	(8.3)	(8.3)
Shares withheld for employee taxes	—	(5.1)	—	—	—	(5.1)
Balance—March 31, 2025	—	1,605.1	1,491.1	(3.3)	(104.7)	2,988.2
Net income	—	—	36.0	—	—	36.0
Other comprehensive income	—	—	—	0.7	—	0.7
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.9)	—	—	(16.9)
Balance—June 30, 2025	$—	$1,610.0	$1,510.2	$(2.6)	$(104.7)	$3,012.9
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Nature of Operations
Schneider National, Inc. and its subsidiaries (together “Schneider,” the “Company,” “we,” “us,” or “our”) are among the largest providers of surface transportation and logistics solutions in North America. We offer a multimodal portfolio of services and an array of capabilities and resources that leverage data science and analytics to provide innovative solutions that coordinate the timely, safe, and effective movement of customer products. The Company offers truckload, intermodal, and logistics services to a diverse customer base throughout the continental U.S., Canada, and Mexico.
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
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU expands disclosures for certain costs and expenses included within each relevant expense caption presented on the face of the income statement. We believe this standard will require us to expand our disclosures but will not have a material effect on our consolidated financial statements. This standard will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We will adopt this standard in the fourth quarter of 2027.

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
Acquisition-related costs consisting of fees incurred for advisory, legal, and accounting services were not material and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the three and six months ended June 30, 2025.
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
The preliminary purchase price allocation for Cowan, which may be adjusted as we finalize our fair value estimates and provisional amounts, was as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 2, 2024 Opening Balance Sheet	Adjustments	Adjusted December 2, 2024 Opening Balance Sheet
Cash and cash equivalents	$5.4	$—	$5.4
Trade accounts receivable—net of allowance	81.0	—	81.0
Prepaid expenses and other current assets	30.5	2.1	32.6
Net property and equipment	297.9	6.8	304.7
Internal use software and other noncurrent assets (1)	1.5	29.0	30.5
Goodwill	46.2	(39.2)	7.0
Total assets acquired	462.5	(1.3)	461.2

Trade accounts payable	11.1	—	11.1
Accrued salaries, wages, and benefits	10.6	—	10.6
Claims accruals—current	20.2	—	20.2
Other current liabilities	17.6	(2.9)	14.7
Other noncurrent liabilities	4.4	1.6	6.0
Total liabilities assumed	63.9	(1.3)	62.6

Net assets acquired	$398.6	$—	$398.6
(1)Includes customer relationships and trademarks.
The above adjustments made during the measurement period were primarily related to working capital, fixed assets, and intangible assets.
The following unaudited pro forma operating revenues give effect to the acquisition had it been effective January 1, 2024. Combined unaudited pro forma operating revenues of the Company and Cowan would have been approximately $1,480.2 million for the three months ended June 30, 2024 and $2,957.4 million for the six months ended June 30, 2024; our earnings for the same period would not have been materially different.

3. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. Beginning on December 2, 2024, Cowan revenues are included in Transportation revenues, consistent with our other Truckload and Logistics segments.

The following table summarizes our revenues by type of service.

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2025	2024	2025	2024
Transportation	$1,310.4	$1,211.7	$2,606.0	$2,429.1
Logistics Management	54.5	51.3	108.2	101.9
Other	55.6	53.7	108.1	104.7
Total operating revenues	$1,420.5	$1,316.7	$2,822.3	$2,635.7
Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	June 30, 2025
Expected to be recognized within one year
Transportation	$84.4
Logistics Management	20.3
Expected to be recognized after one year
Transportation	133.0
Logistics Management	20.8
Total	$258.5
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
Information related to contract balances associated with our contracts with customers as of the dates shown is as follows:

Contract Balances (in millions)	June 30, 2025	December 31, 2024
Other current assets—Contract assets	$26.3	$22.2
Other current liabilities—Contract liabilities	0.1	—
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	June 30, 2025	December 31, 2024
Equity investment in TuSimple (1)	1	$0.1	$0.1
Marketable securities (2)	2	44.4	47.9
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
The fair value of the Company’s unsecured senior notes was $51.4 million and $145.9 million as of June 30, 2025 and December 31, 2024, respectively. The carrying value of the Company’s unsecured senior notes was $50.0 million and $145.0 million as of June 30, 2025 and December 31, 2024, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of June 30, 2025 or December 31, 2024. Cost basis is determined using the specific identification method.
The following table presents the remaining maturities and values of our marketable securities as of the dates shown.

	June 30, 2025			December 31, 2024
(in millions, except maturities in months)	Remaining Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	1 to 68 months	$20.0	$18.8	$21.0	$19.2
Corporate debt securities	3 to 94 months	12.2	12.0	15.3	14.9
State and municipal bonds	3 to 160 months	13.8	13.6	14.2	13.8
Total marketable securities		$46.0	$44.4	$50.5	$47.9
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools, and MLSI, a transportation technology development company. The Company previously had an investment in ChemDirect, a business-to-business digital marketplace for the chemical industry. In February 2025, ChemDirect’s Board approved the dissolution of the company, and we recorded a $4.9 million loss in other expense—net on the consolidated statements of comprehensive income for the six months ended June 30, 2025. In the first quarter of 2025, the Company funded a $13.0 million short term note receivable for MLSI which bore interest at 7.5%. In May 2025, the note receivable, plus accrued interest of $0.4 million, was converted to shares of preferred stock totaling $13.4 million in a noncash transaction.
These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of June 30, 2025 and December 31, 2024 were $137.3 million and $124.4 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. As of June 30, 2025, our cumulative upward and downward adjustments were $78.9 million and $4.9 million, respectively.

In addition to our investment in MLSI, we hold a $10.0 million note receivable from MLSI as of June 30, 2025 which was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030. We also hold a $2.5 million note receivable from Platform Science, Inc. as of June 30, 2025, which was executed and funded during the second quarter of 2024, is subject to interest over its term, and matures in March 2027.
The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Investment in equity securities	$13.4	$—	$13.4	$—
Upward adjustments (1)	—	—	4.4	—
Downward adjustments	—	—	4.9	—
(1)     Our updated investment value in 2025 related to Platform Science, Inc. and was determined using a combination of the discounted cash flow and guideline public company methods.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a Chinese autonomous trucking start-up. Upon completion of its IPO in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities. Our net investment and activity were not material for the three and six months ended June 30, 2025 and 2024, nor at December 31, 2024. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, a technology company that designs supply chain and logistics solutions to help companies manage their carbon emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the three and six months ended June 30, 2025 and 2024, activity was not material. The carrying value of our investment was $4.3 million and $4.5 million as of June 30, 2025 and December 31, 2024, respectively.
All of our equity investments and notes receivable are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses—net on the consolidated statements of comprehensive income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired.
The following table shows the changes to our accumulated goodwill by reportable segment.

(in millions)	Truckload	Logistics	Total
Balance on December 31, 2024	$363.7	$14.2	$377.9
Acquisition adjustments (see Note 2)	(39.2)	—	(39.2)
Balance on June 30, 2025	$324.5	$14.2	$338.7
As of June 30, 2025 and December 31, 2024, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
During the six months ended June 30, 2025, we recorded $18.5 million of customer relationships and $10.5 million of trademarks related to the acquisition of Cowan. These identifiable, finite-lived intangible assets are being amortized over their weighted-average amortization period of 15.0 years. Refer to Note 2, Acquisitions, for further details.
The identifiable, finite-lived intangible assets listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisitions of Cowan, MLS, and M&M.

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62.0	$7.0	$55.0	$43.5	$4.8	$38.7
Trademarks	21.4	3.3	18.1	10.9	2.4	8.5
Non-compete agreements	5.4	2.1	3.3	5.4	1.5	3.9
Total intangible assets	$88.8	$12.4	$76.4	$59.8	$8.7	$51.1
Amortization expense for intangible assets was $1.8 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, and $3.7 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	June 30, 2025
Remaining 2025	$3.4
2026	7.0
2027	7.0
2028	6.5
2029	5.9
2030 and thereafter	46.6
Total	$76.4

7. DEBT AND CREDIT FACILITIES

As of June 30, 2025 and December 31, 2024, debt included the following:

(in millions)	June 30, 2025	December 31, 2024
Unsecured senior notes: principal matures August 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 5.57% and 4.36% for 2025 and 2024, respectively.	$50.0	$145.0
Receivables purchase agreement: matures May 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 5.66% and 6.12% for 2025 and 2024, respectively.	70.0	70.0
Delayed-draw term loan facility: matures November 2029; variable rate interest payments due quarterly based on the Term SOFR; weighted-average interest rate of 5.51% and 5.61% for 2025 and 2024, respectively.	400.0	300.0
Total debt and credit facilities	520.0	515.0
Current maturities	(9.9)	(98.7)
Debt issuance costs	(0.6)	—
Long-term debt	$509.5	$416.3
Our Revolving Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. We had no outstanding borrowings as of both June 30, 2025 and December 31, 2024. The 2022 Credit Facility also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. Standby letters of credit under this agreement amounted to $0.4 million as of both June 30, 2025 and December 31, 2024 and were primarily related to the requirements of certain of our real estate leases.
During the second quarter of 2024, we renewed our Receivables Purchase Agreement (the “2024 Receivables Purchase Agreement”), which allows us to borrow funds against qualifying trade receivables up to $200.0 million through May 2027, inclusive of a $100.0 million sublimit to be used for the issuance of letters of credit. As of June 30, 2025 and December 31, 2024, standby letters of credit under these agreements amounted to $96.0 million and $97.8 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

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
Additional information related to our leases is as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$20.8	$19.6
Operating cash flows for finance leases	0.2	0.3
Financing cash flows for finance leases	2.0	2.2

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$10.4	$16.7
Finance leases	—	0.2
As of June 30, 2025, we had one lease that was signed but not yet commenced. The lease commences in July 2025, has a lease term of three years, and lease payments are not material.
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
As of June 30, 2025 and December 31, 2024, investments in lease receivables were as follows:

(in millions)	June 30, 2025	December 31, 2024
Future minimum payments to be received on leases	$172.4	$166.2
Guaranteed residual lease values	99.3	96.7
Total minimum lease payments to be received	271.7	262.9
Unearned income	(46.5)	(44.5)
Net investment in leases	$225.2	$218.4
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

Our net investment in leases with any portion past due as of June 30, 2025 was $54.4 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of June 30, 2025, our lease payments past due were $2.3 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$63.2	$60.1	$119.2	$118.0
Cost of goods sold	(56.6)	(54.1)	(107.0)	(104.9)
Operating profit	$6.6	$6.0	$12.2	$13.1

Interest income on lease receivables	$8.2	$7.8	$16.1	$15.5

9. INCOME TAXES

Our effective income tax rate was 24.1% and 25.0% for the three months ended June 30, 2025 and 2024, respectively, and 24.5% and 25.0% for the six months ended June 30, 2025 and 2024, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restoration of favorable tax treatments for certain business provisions. ASC 740 requires entities to recognize the effects of new income tax legislation on deferred tax balances in the reporting period in which the legislation is enacted; we will record the effects on deferred tax balances in the third quarter. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on our results of operations.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income available to common shareholders	$36.0	$35.3	$62.1	$53.8
Denominator:
Weighted average common shares outstanding	175.2	175.5	175.3	175.7
Dilutive effect of share-based awards and options outstanding	0.4	0.3	0.6	0.5
Weighted average diluted common shares outstanding (1)	175.7	175.8	175.8	176.2

Basic earnings per common share	$0.21	$0.20	$0.35	$0.31
Diluted earnings per common share	0.20	0.20	0.35	0.31
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
The calculation of diluted earnings per share excluded 0.3 million and 0.1 million share-based awards and options that had an anti-dilutive effect for the three and six months ended June 30, 2025, respectively, and 0.7 million and 0.3 million share-based awards and options that had an anti-dilutive effect for the three and six months ended June 30, 2024, respectively.

Common Shares Outstanding
As of June 30, 2025 and December 31, 2024, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three and six months ended June 30, 2025 and 2024.
Changes to our Class B common shares outstanding for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding at beginning of period	92,169,401	92,844,330	92,221,383	92,931,242
Repurchases of common stock	—	(581,106)	(337,352)	(1,143,873)
Share issuances	64,096	38,349	528,653	698,133
Exercise of employee stock options	—	—	—	71,529
Shares withheld for employee taxes	—	—	(179,187)	(255,458)
Outstanding at end of period	92,233,497	92,301,573	92,233,497	92,301,573
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of June 30, 2025, the Company had repurchased $103.9 million of its Class B common shares under the share repurchase program.
Subsequent Event - Dividends Declared
In July of 2025, the Board declared a quarterly cash dividend for the third fiscal quarter of 2025 in the amount of $0.095 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 12, 2025 and will be paid on October 9, 2025.

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
Share-based compensation expense was $4.6 million and $3.9 million for the three months ended June 30, 2025 and 2024, respectively, and $9.2 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of June 30, 2025, we had $25.3 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.9 years.

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
We record liabilities for claims against the Company based on our best estimate of expected losses. Claims lodged against the Company generally arise out of its trucking, intermodal, and logistics operations and consist primarily of personal injury, unpaid wages and benefits, workers’ compensation, property damage, and cargo claims. For certain claims, we maintain excess liability insurance with licensed insurance carriers for liability in excess of amounts we self-insure, which serves to largely offset the Company’s liability associated with these claims, with the exception of wage and benefit claims for which we self-insure. We review our accruals periodically to ensure that the aggregate amounts of our accruals are appropriate at any period after consideration of available insurance coverage. Although we expect our claims accruals will continue to vary based on future developments, assuming that we are able to continue to obtain and maintain excess liability insurance coverage for such claims, we do not anticipate that such accruals will, in any period, materially impact our operating results.

As of June 30, 2025, our firm commitments to purchase transportation equipment totaled $134.9 million.
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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $25.0 million and $24.4 million for the three months ended June 30, 2025 and 2024, respectively, and $48.1 million and $49.6 million for the six months ended June 30, 2025 and 2024, respectively.

Segment Revenues and Expenses	Three Months Ended June 30, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$622.2	$265.1	$339.6	$1,226.9
Fuel surcharge revenues	97.7	40.4	1.4	139.5
Segment operating revenues	719.9	305.5	341.0	1,366.4
Other revenues				96.8
Elimination of inter-segment revenues				(41.7)
Elimination of inter-segment fuel surcharge revenues				(1.0)
Operating revenues				1,420.5

Salaries, wages, and benefits	268.5	44.4	29.6
Purchased transportation, fuel, and fuel taxes	154.1	190.6	269.0
Depreciation and amortization	84.7	13.2	0.3
Operating supplies and expenses-net	79.9	19.0	15.0
Other segment expenses(1)	92.6	22.2	19.2

Segment income from operations	$40.1	$16.1	$7.9	64.1
Corporate and other loss from operations—net				(9.1)
Income from operations				55.0

Total other expenses—net				7.6

Income before income taxes				$47.4

Segment Revenues and Expenses	Six Months Ended June 30, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$1,235.9	$525.5	$671.6	$2,433.0
Fuel surcharge revenues	198.5	82.8	2.9	284.2
Segment operating revenues	1,434.4	608.3	674.5	2,717.2
Other revenues				185.5
Elimination of inter-segment revenues				(78.2)
Elimination of inter-segment fuel surcharge revenues				(2.2)
Operating revenues				2,822.3

Salaries, wages, and benefits	538.1	87.9	59.3
Purchased transportation, fuel, and fuel taxes	314.7	383.0	529.6
Depreciation and amortization	169.8	26.4	0.5
Operating supplies and expenses-net	162.3	36.2	28.9
Other segment expenses(1)	184.3	44.9	40.2

Segment income from operations	$65.2	$29.9	$16.0	111.1
Corporate and other loss from operations—net				(14.0)
Income from operations				97.1

Total other expenses—net				14.9

Income before income taxes				$82.2

Segment Revenues and Expenses	Three Months Ended June 30, 2024
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$540.3	$253.1	$318.8	$1,112.2
Fuel surcharge revenues	102.8	46.3	1.6	150.7
Segment operating revenues	643.1	299.4	320.4	1,262.9
Other revenues				95.6
Elimination of inter-segment revenues				(39.9)
Elimination of inter-segment fuel surcharge revenues				(1.9)
Operating revenues				1,316.7

Salaries, wages, and benefits	234.8	44.2	23.3
Purchased transportation, fuel, and fuel taxes	162.2	191.0	256.8
Depreciation and amortization	75.0	13.4	—
Operating supplies and expenses-net	61.9	15.8	10.3
Other segment expenses(1)	78.5	20.4	18.8

Segment income from operations	$30.7	$14.6	$11.2	56.5
Corporate and other income from operations—net				(5.5)
Income from operations				51.0

Total other income—net				4.0

Income before income taxes				$47.0

Segment Revenues and Expenses	Six Months Ended June 30, 2024
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$1,078.4	$500.3	$643.7	$2,222.4
Fuel surcharge revenues	209.7	95.7	3.1	308.5
Segment operating revenues	1,288.1	596.0	646.8	2,530.9
Other revenues				189.9
Elimination of inter-segment revenues				(81.3)
Elimination of inter-segment fuel surcharge revenues				(3.8)
Operating revenues				2,635.7

Salaries, wages, and benefits	469.8	87.9	49.2
Purchased transportation, fuel, and fuel taxes	335.8	383.9	521.8
Depreciation and amortization	150.3	26.9	—
Operating supplies and expenses-net	125.1	32.1	20.9
Other segment expenses(1)	161.5	43.6	38.3

Segment income from operations	$45.6	$21.6	$16.6	83.8
Corporate and other loss from operations—net				(4.1)
Income from operations				79.7

Total other expenses—net				8.0

Income before income taxes				$71.7
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

Although we believe these non-GAAP measures are useful to investors, they have limitations as analytical tools and may not be comparable to similar measures disclosed by other companies. You should not consider the non-GAAP measures in this report in isolation, or as substitutes for or alternatives to, analysis of our results as reported under GAAP. The exclusion of unusual or infrequent items or other adjustments reflected in the non-GAAP measures should not be construed as an inference that our future results will not be affected by unusual or infrequent items or other items similar to such adjustments. Our management compensates for these limitations by relying primarily on our GAAP results in addition to using the non-GAAP measures.
Enterprise Summary
The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise. Adjustments to arrive at non-GAAP measures are made at the enterprise level, with the exception of fuel surcharge revenues, which are not included in segment revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2025	2024	2025	2024
Operating revenues	$1,420.5	$1,316.7	$2,822.3	$2,635.7
Revenues (excluding fuel surcharge) (1)	1,282.0	1,167.9	2,540.3	2,331.0
Income from operations	55.0	51.0	97.1	79.7
Adjusted income from operations (2)	56.8	52.3	101.0	82.3
Operating ratio	96.1%	96.1%	96.6%	97.0%
Adjusted total operating expenses, net of fuel surcharge revenues (3)	$1,225.2	$1,115.6	$2,439.3	$2,248.7
Adjusted operating ratio (4)	95.6%	95.5%	96.0%	96.5%
Net income	$36.0	$35.3	$62.1	$53.8
Adjusted net income (5)	37.4	36.3	65.1	55.8
Adjusted EBITDA (6)	166.3	152.9	321.1	283.6
Cash flow from operations	175.5	182.6	267.2	280.2
Free cash flow (7)	123.0	112.9	117.6	98.6
(1)We define “revenues (excluding fuel surcharge)” as operating revenues less fuel surcharge revenues, which are excluded from revenues at the segment level. Included below is a reconciliation of operating revenues, the most closely comparable GAAP financial measure, to revenues (excluding fuel surcharge).
(2)We define “adjusted income from operations” as income from operations, adjusted to exclude certain items that do not reflect our core operating performance. Included below is a reconciliation of income from operations, which is the most directly comparable GAAP measure, to adjusted income from operations. Excluded items for the periods shown are explained in the table and notes below.
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
(5)We define “adjusted net income” as net income, adjusted to exclude certain items that do not reflect our core operating performance. Included below is a reconciliation of net income, which is the most directly comparable GAAP measure, to adjusted net income. Excluded items for the periods shown are explained below under our explanation of “adjusted income from operations.”
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
Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating revenues	$1,420.5	$1,316.7	$2,822.3	$2,635.7
Less: Fuel surcharge revenues	138.5	148.8	282.0	304.7
Revenues (excluding fuel surcharge)	$1,282.0	$1,167.9	$2,540.3	$2,331.0

Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income from operations	$55.0	$51.0	$97.1	$79.7
Acquisition-related costs (1)	—	—	0.2	—
Intangible asset amortization (2)	1.8	1.3	3.7	2.6
Adjusted income from operations	$56.8	$52.3	$101.0	$82.3
(1)Advisory, legal, and accounting costs related to the acquisition of Cowan.
(2)Amortization expense related to intangible assets acquired through recent business acquisitions. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers.
Adjusted operating ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2025	2024	2025	2024
GAAP Presentation
Operating revenues	$1,420.5	$1,316.7	$2,822.3	$2,635.7
Total operating expenses	1,365.5	1,265.7	2,725.2	2,556.0
Income from operations	$55.0	$51.0	$97.1	$79.7

Operating ratio (1)	96.1%	96.1%	96.6%	97.0%

Non-GAAP Presentation
Operating revenues	$1,420.5	$1,316.7	$2,822.3	$2,635.7
Less: Fuel surcharge revenues	138.5	148.8	282.0	304.7
Revenues (excluding fuel surcharge)	$1,282.0	$1,167.9	$2,540.3	$2,331.0

Total operating expenses	$1,365.5	$1,265.7	$2,725.2	$2,556.0
Adjusted for:
Fuel surcharge revenues	(138.5)	(148.8)	(282.0)	(304.7)
Acquisition-related costs	—	—	(0.2)	—
Intangible asset amortization	(1.8)	(1.3)	(3.7)	(2.6)
Adjusted total operating expenses, net of fuel surcharge revenues (2)	$1,225.2	$1,115.6	$2,439.3	$2,248.7

Adjusted operating ratio (3)	95.6%	95.5%	96.0%	96.5%
(1)    Calculated as total operating expenses divided by operating revenues.
(2)    Adjusted total operating expenses, net of fuel surcharge revenues are defined as total operating expenses, adjusted to exclude fuel surcharge revenues and certain expenses that do not reflect our core operating performance.
(3)     Calculated as adjusted total operating expenses, net of fuel surcharge revenues divided by revenues (excluding fuel surcharge).

Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$36.0	$35.3	$62.1	$53.8
Acquisition-related costs	—	—	0.2	—
Intangible asset amortization	1.8	1.3	3.7	2.6
Income tax effect of non-GAAP adjustments (1)	(0.4)	(0.3)	(0.9)	(0.6)
Adjusted net income	$37.4	$36.3	$65.1	$55.8
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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$36.0	$35.3	$62.1	$53.8
Interest expense, net	6.6	3.4	12.8	6.6
Provision for income taxes	11.4	11.7	20.1	17.9
Depreciation and amortization	112.3	102.5	225.9	205.3
Acquisition-related costs	—	—	0.2	—
Adjusted EBITDA	$166.3	$152.9	$321.1	$283.6

Free cash flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net cash provided by operating activities	$175.5	$182.6	$267.2	$280.2

Purchases of transportation equipment	(69.1)	(97.1)	(183.5)	(220.4)
Purchases of other property and equipment	(8.1)	(7.4)	(14.9)	(19.4)
Proceeds from sale of property and equipment	24.7	34.8	48.8	58.2
Net capital expenditures	(52.5)	(69.7)	(149.6)	(181.6)

Free cash flow	$123.0	$112.9	$117.6	$98.6

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Enterprise Results Summary
Enterprise net income increased $0.7 million, approximately 2%, in the second quarter of 2025 compared to the same quarter in 2024, due to a $4.0 million increase in income from operations and a decrease in our provision for income taxes of $0.3 million, partially offset by a $3.6 million increase in other expenses driven by increased interest expense.
Adjusted net income increased $1.1 million, approximately 3%, for the same reasons discussed above.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $103.8 million, approximately 8%, in the second quarter of 2025 compared to the same quarter in 2024.
Factors contributing to the increase included:
•an $81.9 million increase in Truckload segment revenues (excluding fuel surcharge) due to Dedicated volume growth driven by the Cowan acquisition and increased Dedicated and Network rates, partially offset by decreased Network volume;
•a $20.8 million increase in Logistics segment revenues (excluding fuel surcharge) resulting from the Cowan acquisition, partially offset by lower volume (excluding Cowan) and revenue per order within brokerage;
•and a $12.0 million increase in Intermodal revenues (excluding fuel surcharge) due to an increase in volume.
Increases were partially offset by:
•a $10.3 million decrease in fuel surcharge revenues related to lower fuel prices in 2025.

Enterprise revenues (excluding fuel surcharge) increased $114.1 million, for the same reasons discussed above, excluding fuel surcharge.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $4.0 million, approximately 8%, in the second quarter of 2025 compared to the same quarter in 2024. Increased volume in Dedicated (inclusive of the impacts from the Cowan acquisition) and Intermodal contributed to the change. These were partially offset by increased salaries and wages, depreciation, other equipment related costs (all largely driven by the Cowan acquisition), and decreased volume within Network and Logistics (excluding Cowan).
Adjusted income from operations increased $4.5 million, approximately 9%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) remained flat on both a GAAP and adjusted basis when compared to the second quarter of 2024, for the same reasons listed above.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation decreased $1.2 million, quarter over quarter, resulting from decreased rail related costs and lower third-party transportation costs, partially offset by increased owner-operator costs due to higher costs per mile due to freight mix.
•Salaries, wages, and benefits increased $47.0 million, or 13%, quarter over quarter. Truckload driver pay and office wages and total benefits increased due to expanded headcount (due to the Cowan acquisition).
•Fuel and fuel taxes for company trucks increased $3.3 million, or 3%, quarter over quarter, driven by the Cowan acquisition, offset by a lower cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $9.8 million, or 10%, quarter over quarter, mainly due to additional depreciation expense incurred as a result of tractor and trailer growth within Dedicated (from the Cowan acquisition).
•Operating supplies and expenses—net increased $23.3 million, or 15%, quarter over quarter, largely resulting from increased equipment related expenses (due to the Cowan acquisition).
•Insurance and related expenses increased $9.3 million, or 28%, quarter over quarter, driven by increased premiums (due to the Cowan acquisition) and claims development.
•Other general expenses increased $8.3 million, or 31%, quarter over quarter, primarily related to higher driver onboarding costs (primarily within Truckload), along with an increase in bad debt expense due to a return to normalized level after a decline in 2024.
Total Other Expenses
Total other expenses increased $3.6 million in the second quarter of 2025 compared to the same quarter in 2024 mainly due to an increase in interest expense, partially offset by increased interest income.

Income Tax Expense
Our provision for income taxes decreased $0.3 million, or 3%, in the second quarter of 2025 compared to the same quarter in 2024, primarily due to a lower effective income tax rate, partially offset by higher taxable income. The effective income tax rate was 24.1% and 25.0% for the three months ended June 30, 2025 and 2024, respectively. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended June 30,
Revenues by Segment (in millions)	2025	2024
Truckload	$622.2	$540.3
Intermodal	265.1	253.1
Logistics	339.6	318.8
Other	96.8	95.6
Fuel surcharge	138.5	148.8
Inter-segment eliminations	(41.7)	(39.9)
Operating revenues	$1,420.5	$1,316.7

	Three Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2025	2024
Truckload	$40.1	$30.7
Intermodal	16.1	14.6
Logistics	7.9	11.2
Other	(9.1)	(5.5)
Income from operations	55.0	51.0
Adjustments:
Intangible asset amortization	1.8	1.3
Adjusted income from operations	$56.8	$52.3

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
•Network - Transportation services of one-way shipments.
Cowan’s dedicated operations are included in Dedicated beginning in the fourth quarter of 2024.

	Three Months Ended June 30,
	2025	2024
Dedicated
Revenues (excluding fuel surcharge) (1)	$440.4	$346.4
Average trucks (2) (3)	8,518	6,683
Revenue per truck per week (4)	$4,026	$4,025
Network
Revenues (excluding fuel surcharge) (1)	$181.9	$193.8
Average trucks (2) (3)	3,706	3,982
Revenue per truck per week (4)	$3,821	$3,778
Total Truckload
Revenues (excluding fuel surcharge) (5)	$622.2	$540.3
Average trucks (2) (3)	12,224	10,665
Revenue per truck per week (4)	$3,964	$3,933
Average company trucks (3)	10,848	9,077
Average owner-operator trucks (3)	1,376	1,588
Trailers (6)	52,334	47,154
Operating ratio (7)	93.6%	94.3%
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
Truckload revenues (excluding fuel surcharge) increased $81.9 million, approximately 15%, in the second quarter of 2025 compared to the same quarter in 2024. Dedicated volume increased 23%, largely as a result of the Cowan acquisition. Rate per total mile and productivity increased for both Network and Dedicated, partially offset by a 6% decrease in Network volume.
Truckload income from operations increased $9.4 million, approximately 31%, in the second quarter of 2025 compared to the same quarter in 2024. The revenue impacts listed above were partially offset by increased salary and wages expense due to increased driver and office headcount, higher equipment related costs and revenue equipment depreciation largely attributable to the Cowan acquisition, and insurance premiums driven by claims development.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2025	2024
Orders (1)	108,218	103,088
Containers	26,462	26,695
Trucks (2)	1,442	1,408
Revenue per order (3)	$2,443	$2,446
Operating ratio (4)	93.9%	94.2%
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
Intermodal revenues (excluding fuel surcharge) increased $12.0 million, approximately 5%, in the second quarter of 2025 compared to the same quarter in 2024 primarily due to 5% growth in volume.
Intermodal income from operations increased $1.5 million, approximately 10%, in the second quarter of 2025 compared to the same quarter in 2024. Factors contributing to the increase include the volume growth cited above and a decrease in rail related costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated. Cowan Systems’ logistics operations are included in Logistics beginning in the fourth quarter of 2024.

	Three Months Ended June 30,
	2025	2024
Operating ratio (1)	97.7%	96.5%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $20.8 million, approximately 7%, in the second quarter of 2025 compared to the same quarter in 2024 due to the acquisition of Cowan, partially offset by decreases in volume and revenue per order within our brokerage business.
Logistics income from operations decreased $3.3 million, approximately 29%, in the second quarter of 2025 compared to the same quarter in 2024, primarily due to lower brokerage volume noted above.
Other
Other loss from operations increased $3.6 million in the second quarter of 2025 compared to the same quarter in 2024, due to a decrease in income from other services and inflationary cost pressures.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Enterprise Results Summary
Enterprise net income increased $8.3 million, approximately 15%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a $17.4 million increase in income from operations. Increases were partially offset by a $6.9 million unfavorable change in total other expenses (income)—net largely due to increases of $8.1 million and $2.2 million in interest expense and the provision for income taxes, respectively.
Adjusted net income increased $9.3 million, approximately 17%, for the same reasons discussed above.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $186.6 million, approximately 7%, in the six months ended June 30, 2025 compared to the same period in 2024.
Factors contributing to the increase included:
•a $157.5 million increase in Truckload segment revenues (excluding fuel surcharge) driven by increased volume within Dedicated (primarily due to the Cowan acquisition) and increased rates in Dedicated and Network; partially offset by decreased Network volume.
•a $27.9 million increase in Logistics segment revenues (excluding fuel surcharge) resulting from the Cowan acquisition and increased revenue per order, partially offset by reduced volume within brokerage;
•and a $25.2 million increase in Intermodal segment revenues (excluding fuel surcharge) due to increased volume and revenue per order.

Increases were partially offset by:

•a $22.7 million decrease in fuel surcharge revenues due to decreased fuel prices.
Enterprise revenues (excluding fuel surcharge) increased $209.3 million, approximately 9%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $17.4 million, approximately 22%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily related to increased volume within Dedicated due to the Cowan acquisition, higher rates in Network and Dedicated, an increase in Intermodal volume and revenue per order, and lower purchased transportation costs. These were partially offset by decreased brokerage volume, increased costs from the Cowan acquisition, and increased insurance expense from premiums and claims development.
Adjusted income from operations increased $18.7 million, approximately 23%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) decreased on both a GAAP and adjusted basis when compared to the same period of 2024.
Enterprise Operating Expenses
Key operating expense fluctuations are described below.
•Purchased transportation costs decreased $24.5 million, or 2%, period over period, primarily resulting from reduced third-party carrier costs within Logistics due to reduced brokerage volume and lower purchased transportation costs per order, a decline in rail related costs, and a reduction in owner-operator purchased transportation costs within Truckload driven by a reduction in owner-operator capacity, partially offset by the Cowan acquisition.
•Salaries, wages, and benefits increased $91.9 million, or 13%, period over period. Driver pay, office wages, and benefits all increased primarily as a result of the Cowan acquisition.
•Fuel and fuel taxes for company trucks increased $6.9 million, or 3%, period over period, driven by the Cowan acquisition, partially offset by decreased cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $20.6 million, or 10%, period over period, mainly due to additional depreciation expense resulting from tractor and trailer growth within Dedicated, primarily from the Cowan acquisition.
•Operating supplies and expenses—net increased $44.8 million, or 14%, period over period, driven by equipment related expenses (due to the Cowan acquisition), partially offset by increased gains on sale of equipment.
•Insurance and related expenses increased $19.4 million, or 30%, period over period, driven by an increase in auto liability insurance costs related to an increase in premiums (largely the result of the Cowan acquisition) and claims development.
•Other general expenses increased $10.1 million, or 17%, period over period, largely related to driver onboarding costs.

Total Other Expenses (Income)
Total other income decreased $6.9 million, approximately 86%, in the six months ended June 30, 2025 compared to the same period in 2024. This change was largely due to increased interest expense on outstanding borrowings, partially offset by an increase in interest income.
Income Tax Expense
Our provision for income taxes increased $2.2 million, approximately 12%, in the six months ended June 30, 2025 compared to the same period in 2024 due to higher taxable income, partially offset by a lower effective tax rate. The effective income tax rate was 24.5% for the six months ended June 30, 2025 compared to 25.0% for the same period in 2024. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Six Months Ended June 30,
Revenues by Segment (in millions)	2025	2024
Truckload	$1,235.9	$1,078.4
Intermodal	525.5	500.3
Logistics	671.6	643.7
Other	185.5	189.9
Fuel surcharge	282.0	304.7
Inter-segment eliminations	(78.2)	(81.3)
Operating revenues	$2,822.3	$2,635.7

	Six Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2025	2024
Truckload	$65.2	$45.6
Intermodal	29.9	21.6
Logistics	16.0	16.6
Other	(14.0)	(4.1)
Income from operations	97.1	79.7
Adjustments:
Acquisition-related costs	0.2	—
Intangible asset amortization	3.7	2.6
Adjusted income from operations	$101.0	$82.3

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
•Network - Transportation services of one-way shipments.
Cowan’s dedicated operations are included in Dedicated beginning in the fourth quarter of 2024.

	Six Months Ended June 30,
	2025	2024
Dedicated
Revenues (excluding fuel surcharge) (1)	$875.9	$687.8
Average trucks (2) (3)	8,521	6,697
Revenue per truck per week (4)	$4,034	$3,997
Network
Revenues (excluding fuel surcharge) (1)	$359.8	$390.0
Average trucks (2) (3)	3,732	4,080
Revenue per truck per week (4)	$3,784	$3,719
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,235.9	$1,078.4
Average trucks (2) (3)	12,253	10,777
Revenue per truck per week (4)	$3,958	$3,892
Average company trucks (3)	10,916	9,124
Average owner-operator trucks (3)	1,337	1,653
Trailers (6)	52,334	47,154
Operating ratio (7)	94.7%	95.8%
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
Truckload revenues (excluding fuel surcharge) increased $157.5 million, or 15%, in the six months ended June 30, 2025 compared to the same period in 2024. Dedicated volume increased 24% primarily due to the Cowan acquisition, rate and productivity improvements in both Dedicated and Network, partially offset by a decrease in Network volume of 9%.
Truckload income from operations increased $19.6 million, approximately 43%, in the six months ended June 30, 2025 compared to the same period in 2024. Factors contributing to the increase include the revenue impacts listed above, partially offset by an increase in insurance related expenses attributable to the Cowan acquisition and claims development.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2025	2024
Orders (1)	212,658	203,582
Containers	26,462	26,695
Trucks (2)	1,442	1,408
Revenue per order (3)	$2,455	$2,443
Operating ratio (4)	94.3%	95.7%
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
Intermodal revenues (excluding fuel surcharge) increased $25.2 million, approximately 5%, in the six months ended June 30, 2025 compared to the same period in 2024. Volume increased 5%, and revenue per order increased $12.
Intermodal income from operations increased $8.3 million, approximately 38%, in the six months ended June 30, 2025 compared to the same period in 2024 mainly resulting from the revenue increases listed above, partially offset by increased maintenance costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated. Cowan Systems’ logistics operations are included in Logistics beginning in the fourth quarter of 2024.

	Six Months Ended June 30,
	2025	2024
Operating ratio (1)	97.6%	97.4%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $27.9 million, approximately 4%, in the six months ended June 30, 2025 compared to the same period in 2024. This was mainly the result of the Cowan acquisition, partially offset by decreases in both volume and revenue per order within our brokerage business.
Logistics income from operations decreased $0.6 million, approximately 4%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in salaries and wages from an increase in headcount largely due to the Cowan acquisition, partially offset by the revenue impacts listed above and an increase in net revenue per order.
Other
Other income from operations decreased $9.9 million in the six months ended June 30, 2025 compared to the same period in 2024. Changes consisted of inflationary cost pressures combined with decreased income from our other service offerings.

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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $200.0 million receivables purchase agreement maturing in May 2027, for which our combined available capacity as of June 30, 2025 was $283.6 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
As of June 30, 2025 cash and cash equivalents increased $43.1 million when compared to December 31, 2024. Changes in debt for the same period include an additional $100.0 million draw on our delayed-draw term loan facility, partially offset by a $95.0 million payment on an unsecured senior note.
Debt
As of June 30, 2025, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$267.2	$280.2
Net cash used in investing activities	(180.0)	(178.1)
Net cash used in financing activities	(44.1)	(101.3)
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Operating Activities
Net cash provided by operating activities decreased $13.0 million in the first six months of 2025 compared to the same period in 2024. An increase in cash used by working capital was partially offset by an increase in net income adjusted for various noncash items. Working capital changes included increases in cash used by receivables which corresponds to the increase in operating revenues, as well as claims settlements. These amounts were partially offset by decreases in cash used for payables and other assets.

Investing Activities
Net cash used in investing activities increased $1.9 million, approximately 1%, in the first six months of 2025 compared to the same period in 2024. The increase in cash used was primarily related to decreased proceeds from sale of off-lease inventory and increased purchases of lease equipment and notes receivable funding, partially offset by a decrease in net capital expenditures.
Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in millions)	2025	2024
Purchases of transportation equipment	$183.5	$220.4
Purchases of other property and equipment	14.9	19.4
Proceeds from sale of property and equipment	(48.8)	(58.2)
Net capital expenditures	$149.6	$181.6

Net capital expenditures decreased $32.0 million in the first six months of 2025 compared to the same period in 2024. The decrease was driven by a $36.9 million decrease in purchases of transportation equipment and a decrease in other property and equipment spend.
Financing Activities
Net cash used in financing activities decreased $57.2 million, approximately 56%, in the first six months of 2025 compared to the same period in 2024. The decrease was primarily driven by a $35.0 million decrease in repayments in excess of proceeds on revolving credit arrangements, a $17.5 million decrease in repurchases of common stock, and a $5.0 million increase in debt proceeds in excess of repayments.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for our contractual obligations as of December 31, 2024. There were no material changes to our contractual obligations during the six months ended June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any equity securities during the three months ended June 30, 2025.

Limitation Upon Payment of Dividends
The 2022 Credit Facility and the delayed-draw term loan facility include covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or the delayed-draw term loan facility, as applicable, or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	July 31, 2025	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)