Form 10-Q
period 2025-09-30
Schneider National, Inc.
filed 2025-10-30
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes  ☐            No ☒
As of October 23, 2025, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,270,093 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues	$1,452.4	$1,315.7	$4,274.7	$3,951.4
Operating expenses:
Purchased transportation	505.4	491.0	1,482.9	1,493.0
Salaries, wages, and benefits	402.6	347.8	1,201.9	1,055.2
Fuel and fuel taxes	111.5	94.3	326.8	302.7
Depreciation and amortization	112.9	101.9	338.8	307.2
Operating supplies and expenses—net	191.6	169.4	547.2	480.2
Insurance and related expenses	60.1	36.4	143.8	100.7
Other general expenses	33.0	31.8	100.9	89.6
Total operating expenses	1,417.1	1,272.6	4,142.3	3,828.6
Income from operations	35.3	43.1	132.4	122.8
Other expenses (income):
Interest income	(1.3)	(1.0)	(4.4)	(2.7)
Interest expense	9.5	3.6	25.9	11.9
Other expenses—net	0.7	1.2	2.3	2.6
Total other expenses—net	8.9	3.8	23.8	11.8
Income before income taxes	26.4	39.3	108.6	111.0
Provision for income taxes	7.0	8.7	27.1	26.6
Net income	19.4	30.6	81.5	84.4
Other comprehensive income (loss):
Foreign currency translation adjustment—net	—	(0.1)	0.4	(0.5)
Net unrealized gains on marketable securities—net of tax	0.3	1.1	1.1	1.0
Total other comprehensive income—net	0.3	1.0	1.5	0.5
Comprehensive income	$19.7	$31.6	$83.0	$84.9

Weighted average shares outstanding	175.3	175.2	175.3	175.6
Basic earnings per share	$0.11	$0.17	$0.47	$0.48

Weighted average diluted shares outstanding	175.9	175.9	175.9	176.1
Diluted earnings per share	$0.11	$0.17	$0.46	$0.48
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$194.1	$117.6
Marketable securities	41.6	47.9
Trade accounts receivable—net of allowance of $4.5 million and $8.0 million, respectively	612.0	600.0
Other receivables	56.1	54.2
Current portion of lease receivables—net of allowance of $0.8 million	85.8	85.3
Inventories—net	101.4	89.8
Prepaid expenses and other current assets	131.0	120.5
Total current assets	1,222.0	1,115.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	4,201.1	4,162.2
Land, buildings, and improvements	272.2	264.8
Other property and equipment	121.4	111.9
Total property and equipment	4,594.7	4,538.9
Less accumulated depreciation	1,783.3	1,669.5
Net property and equipment	2,811.4	2,869.4
Lease receivables	141.2	133.1
Internal use software and other noncurrent assets	465.5	438.0
Goodwill	338.9	377.9
Total noncurrent assets	3,757.0	3,818.4
Total Assets	$4,979.0	$4,933.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$228.3	$253.1
Accrued salaries, wages, and benefits	103.6	90.6
Claims accruals—current	123.7	139.6
Current maturities of debt and finance lease obligations	12.4	106.0
Other current liabilities	111.6	115.2
Total current liabilities	579.6	704.5
Noncurrent Liabilities:
Long-term debt and finance lease obligations	509.8	420.8
Claims accruals—noncurrent	180.7	151.2
Deferred income taxes	590.1	565.6
Other noncurrent liabilities	97.8	104.7
Total noncurrent liabilities	1,378.4	1,242.3
Total Liabilities	1,958.0	1,946.8
Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 96,402,481 and 96,031,098 shares issued and 92,270,093 and 92,221,383 shares outstanding, respectively	—	—
Additional paid-in capital	1,615.1	1,605.3
Retained earnings	1,512.9	1,481.8
Accumulated other comprehensive loss	(2.3)	(3.8)
Treasury stock, at cost, 4,132,388 and 3,795,036 shares, respectively	(104.7)	(96.4)
Total Shareholders’ Equity	3,021.0	2,986.9
Total Liabilities and Shareholders’ Equity	$4,979.0	$4,933.7
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income	$81.5	$84.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	338.8	307.2
Gains on sales of property and equipment—net	(9.6)	(2.8)
Proceeds from lease receipts	46.1	46.3
Deferred income taxes	4.3	(27.0)
Long-term incentive and share-based compensation expense	13.1	9.3
Losses on investments in equity securities—net	0.5	0.2
Other noncash items—net	0.6	1.7
Changes in operating assets and liabilities:
Receivables	(1.8)	71.0
Other assets	(14.1)	(22.7)
Claims reserves and receivables—net	1.3	24.3
Payables	(22.8)	(42.7)
Other liabilities	13.5	37.4
Net cash provided by operating activities	451.4	486.6
Investing Activities:
Purchases of transportation equipment	(311.5)	(328.1)
Purchases of other property and equipment	(25.1)	(27.8)
Proceeds from sale of property and equipment	78.9	81.3
Proceeds from sale of off-lease inventory	14.2	27.5
Purchases of lease equipment	(62.4)	(45.5)
Proceeds from government grants	—	2.2
Proceeds from marketable securities	7.6	7.8
Purchases of marketable securities	—	(1.9)
Investments in equity securities and equity method investment	(0.2)	(0.1)
Investments in notes receivable	(13.0)	(2.5)
Net cash used in investing activities	(311.5)	(287.1)
Financing Activities:
Proceeds under revolving credit agreements	50.0	65.0
Payments under revolving credit agreements	(50.0)	(100.0)
Proceeds from long-term debt	100.0	—
Payments of debt and finance lease obligations	(100.5)	(3.4)
Dividends paid	(50.3)	(49.9)
Repurchases of common stock	(8.3)	(29.5)
Other financing activities	(4.3)	(5.1)
Net cash used in financing activities	(63.4)	(122.9)
Net increase in cash and cash equivalents	76.5	76.6
Cash and Cash Equivalents:
Beginning of period	117.6	102.4
End of period	$194.1	$179.0

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$21.9	$18.7
Dividends declared but not yet paid	17.5	17.3
Sale of assets in exchange for notes receivable	—	1.5
Cash paid (refunded) during the period for:
Interest	26.1	12.3
Income taxes—net of refunds	5.0	(1.9)
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2024	$—	$1,605.3	$1,481.8	$(3.8)	$(96.4)	$2,986.9
Net income	—	—	26.1	—	—	26.1
Other comprehensive income	—	—	—	0.5	—	0.5
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.8)	—	—	(16.8)
Repurchases of common stock	—	—	—	—	(8.3)	(8.3)
Shares withheld for employee taxes	—	(5.1)	—	—	—	(5.1)
Balance—March 31, 2025	—	1,605.1	1,491.1	(3.3)	(104.7)	2,988.2
Net income	—	—	36.0	—	—	36.0
Other comprehensive income	—	—	—	0.7	—	0.7
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.9)	—	—	(16.9)
Balance—June 30, 2025	—	1,610.0	1,510.2	(2.6)	(104.7)	3,012.9
Net income	—	—	19.4	—	—	19.4
Other comprehensive income	—	—	—	0.3	—	0.3
Share-based compensation expense	—	4.3	—	—	—	4.3
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Exercise of employee stock options	—	0.8	—	—	—	0.8
Balance—September 30, 2025	$—	$1,615.1	$1,512.9	$(2.3)	$(104.7)	$3,021.0

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2023	$—	$1,595.2	$1,431.9	$(3.4)	$(66.9)	$2,956.8
Net income	—	—	18.5	—	—	18.5
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	1.5	—	—	—	1.5
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Repurchases of common stock	—	—	—	—	(13.0)	(13.0)
Exercise of employee stock options	—	1.5	—	—	—	1.5
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—March 31, 2024	—	1,591.8	1,433.7	(3.6)	(79.9)	2,942.0
Net income	—	—	35.3	—	—	35.3
Other comprehensive loss	—	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	4.3	—	—	—	4.3
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.9)	—	—	(16.9)
Repurchases of common stock	—	—	—	—	(12.8)	(12.8)
Balance—June 30, 2024	—	1,596.1	1,452.1	(3.9)	(92.7)	2,951.6
Net income	—	—	30.6	—	—	30.6
Other comprehensive income	—	—	—	1.0	—	1.0
Share-based compensation expense	—	4.4	—	—	—	4.4
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Repurchases of common stock	—	—	—	—	(3.7)	(3.7)
Balance—September 30, 2024	$—	$1,600.5	$1,466.0	$(2.9)	$(96.4)	$2,967.2
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
On September 18, 2025, the FASB released ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU modernizes accounting for internal use software, removing references to prescriptive and sequential software development stages. Rather, entities will be required to start capitalizing software costs when management has authorized and committed to funding the software project and the probable-to-complete recognition threshold has been met. The provisions of this standard are effective for annual reports beginning after December 15, 2027 and subsequent interim periods, with early adoption permitted. The standard may be applied prospectively, retrospectively, or a modified approach. We are currently evaluating the impact and will adopt this standard in the first quarter of 2028.

2. ACQUISITION

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
Acquisition-related costs consisting of fees incurred for advisory, legal, and accounting services were not material and were included in other general expenses in the Company’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2025.
Certain amounts recorded in connection with the acquisition are still considered preliminary as we continue to gather the necessary information to finalize our fair value estimates and provisional amounts. Provisional amounts include items related to working capital adjustments and deferred taxes.
During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. We anticipate finalizing the determination of fair values no later than November 30, 2025.
The preliminary purchase price allocation for Cowan, which may be adjusted as we finalize our fair value estimates and provisional amounts, was as follows:

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 2, 2024 Opening Balance Sheet	Adjustments	Adjusted December 2, 2024 Opening Balance Sheet
Cash and cash equivalents	$5.4	$—	$5.4
Trade accounts receivable—net of allowance	81.0	—	81.0
Prepaid expenses and other current assets	30.5	1.4	31.9
Net property and equipment	297.9	6.8	304.7
Internal use software and other noncurrent assets (1)	1.5	29.0	30.5
Goodwill	46.2	(39.9)	6.3
Total assets acquired	462.5	(2.7)	459.8

Trade accounts payable	11.1	—	11.1
Accrued salaries, wages, and benefits	10.6	—	10.6
Claims accruals—current	20.2	—	20.2
Other current liabilities	17.6	(4.0)	13.6
Other noncurrent liabilities	4.4	1.3	5.7
Total liabilities assumed	63.9	(2.7)	61.2

Net assets acquired	$398.6	$—	$398.6
(1)Includes customer relationships and trademarks.
The above adjustments made during the measurement period were primarily related to working capital, fixed assets, and intangible assets.
The following unaudited pro forma operating revenues give effect to the acquisition had it been effective January 1, 2024. Combined unaudited pro forma operating revenues of the Company and Cowan would have been approximately $1,471.9 million for the three months ended September 30, 2024 and $4,429.3 million for the nine months ended September 30, 2024; our earnings for the same period would not have been materially different.

3. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. Beginning on December 2, 2024, Cowan revenues are included in Transportation revenues, consistent with our other Truckload and Logistics segments.
The following table summarizes our revenues by type of service.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2025	2024	2025	2024
Transportation	$1,337.1	$1,196.7	$3,943.1	$3,625.8
Logistics Management	53.7	53.2	161.9	155.1
Other	61.6	65.8	169.7	170.5
Total operating revenues	$1,452.4	$1,315.7	$4,274.7	$3,951.4
Quantitative Disclosure
The following table provides information related to transactions and expected timing of revenue recognition for performance obligations that are fixed in nature and relate to contracts with terms greater than one year as of the date shown.

Remaining Performance Obligations (in millions)	September 30, 2025
Expected to be recognized within one year
Transportation	$96.4
Logistics Management	18.8
Expected to be recognized after one year
Transportation	151.7
Logistics Management	18.2
Total	$285.1
This disclosure does not include revenues related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).
Information related to contract balances associated with our contracts with customers as of the dates shown is as follows:

Contract Balances (in millions)	September 30, 2025	December 31, 2024
Other current assets—Contract assets	$26.3	$22.2
We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. We had no contract liabilities related to amounts customers paid in advance of the associated services as of September 30, 2025 and December 31, 2024.

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	September 30, 2025	December 31, 2024
Equity investment in TuSimple (1)	1	$0.1	$0.1
Marketable securities (2)	2	41.6	47.9
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
The fair value of the Company’s unsecured senior notes was $51.0 million and $145.9 million as of September 30, 2025 and December 31, 2024, respectively. The carrying value of the Company’s unsecured senior notes was $50.0 million and $145.0 million as of September 30, 2025 and December 31, 2024, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of September 30, 2025 or December 31, 2024. Cost basis is determined using the specific identification method.
The following table presents the remaining maturities and values of our marketable securities as of the dates shown.

	September 30, 2025			December 31, 2024
(in millions, except maturities in months)	Remaining Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	5 to 65 months	$18.0	$16.9	$21.0	$19.2
Corporate debt securities	4 to 91 months	11.2	11.1	15.3	14.9
State and municipal bonds	6 to 157 months	13.6	13.6	14.2	13.8
Total marketable securities		$42.8	$41.6	$50.5	$47.9
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include Platform Science, Inc., a provider of telematics and fleet management tools, and MLSI, a transportation technology development company. The Company previously had an investment in ChemDirect, a business-to-business digital marketplace for the chemical industry. In February 2025, ChemDirect’s Board approved the dissolution of the company, and we recorded a $4.9 million loss in other expense—net on the consolidated statements of comprehensive income for the nine months ended September 30, 2025. In the first quarter of 2025, the Company funded a $13.0 million short term note receivable for MLSI which bore interest at 7.5%. In May 2025, the note receivable, plus accrued interest of $0.4 million, was converted to shares of preferred stock totaling $13.4 million in a noncash transaction.
These investments are being accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative, and their combined values as of September 30, 2025 and December 31, 2024 were $137.3 million and $124.4 million, respectively. If the Company identifies observable price changes for identical or similar securities of the same issuer, the equity security is measured at fair value as of the date the observable transaction occurred using Level 3 inputs. As of September 30, 2025, our cumulative upward and downward adjustments were $78.9 million and $4.9 million, respectively.
In addition to our investment in MLSI, we hold a $10.0 million note receivable from MLSI as of September 30, 2025 which was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030. We also hold a $2.5 million note receivable from Platform Science, Inc. as of September 30, 2025 which was executed and funded during the second quarter of 2024, is subject to interest over its term, and matures in March 2027.
The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Investment in equity securities	$—	$0.2	$13.4	$0.2
Upward adjustments (1)	—	—	4.4	—
Downward adjustments	—	—	4.9	—
(1)     Our updated investment value in 2025 related to Platform Science, Inc. and was determined using a combination of the discounted cash flow and guideline public company methods.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a Chinese autonomous trucking start-up. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities. Our net investment and activity were not material for the three and nine months ended September 30, 2025 and 2024, nor at December 31, 2024. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, a technology company that designs supply chain and logistics solutions to help companies manage their carbon emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the three and nine months ended September 30, 2025 and 2024, activity was not material. The carrying value of our investment was $4.2 million and $4.5 million as of September 30, 2025 and December 31, 2024, respectively.
All of our equity investments and notes receivable are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses—net on the consolidated statements of comprehensive income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired.
The following table shows the changes to our accumulated goodwill by reportable segment.

(in millions)	Truckload	Logistics	Total
Balance on December 31, 2024	$363.7	$14.2	$377.9
Acquisition adjustments (see Note 2)	(39.0)	—	(39.0)
Balance on September 30, 2025	$324.7	$14.2	$338.9
As of September 30, 2025 and December 31, 2024, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
During the nine months ended September 30, 2025, we recorded $18.5 million of customer relationships and $10.5 million of trademarks related to the acquisition of Cowan. These identifiable, finite-lived intangible assets are being amortized over their weighted-average amortization period of 15.0 years. Refer to Note 2, Acquisitions, for further details.
The identifiable, finite-lived intangible assets listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisitions of Cowan, MLS, and M&M.

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62.0	$8.1	$53.9	$43.5	$4.8	$38.7
Trademarks	21.4	3.7	17.7	10.9	2.4	8.5
Non-compete agreements	5.4	2.3	3.1	5.4	1.5	3.9
Total intangible assets	$88.8	$14.1	$74.7	$59.8	$8.7	$51.1
Amortization expense for intangible assets was $1.7 million and $1.2 million for the three months ended September 30, 2025 and 2024, respectively, and $5.4 million and $3.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	September 30, 2025
Remaining 2025	$1.7
2026	7.0
2027	7.0
2028	6.5
2029	5.9
2030 and thereafter	46.6
Total	$74.7

7. DEBT AND CREDIT FACILITIES

As of September 30, 2025 and December 31, 2024, debt included the following:

(in millions)	September 30, 2025	December 31, 2024
Unsecured senior notes: principal matures August 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 5.70% and 4.36% for 2025 and 2024, respectively.	$50.0	$145.0
Receivables purchase agreement: matures May 2027; variable rate interest payments due monthly based on the Term SOFR; weighted-average interest rate of 5.43% and 6.12% for 2025 and 2024, respectively.	70.0	70.0
Delayed-draw term loan facility: matures November 2029; variable rate interest payments due quarterly based on the Term SOFR; weighted-average interest rate of 5.49% and 5.61% for 2025 and 2024, respectively.	397.5	300.0
Total debt and credit facilities	517.5	515.0
Current maturities	(9.8)	(98.7)
Debt issuance costs	(0.6)	—
Long-term debt	$507.1	$416.3
Our Revolving Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. We had no outstanding borrowings as of both September 30, 2025 and December 31, 2024. The 2022 Credit Facility also provides a sublimit of $100.0 million to be used for the issuance of letters of credit. Standby letters of credit under this agreement amounted to $0.4 million as of both September 30, 2025 and December 31, 2024 and were primarily related to the requirements of certain of our real estate leases.
Our Receivables Purchase Agreement (the “2024 Receivables Purchase Agreement”) allows us to borrow funds against qualifying trade receivables up to $200.0 million through May 2027. During the third quarter of 2025, we executed an amendment that increased the sublimit to be used for the issuance of letters of credit to $150.0 million from $100.0 million. As of September 30, 2025 and December 31, 2024, standby letters of credit under these agreements amounted to $102.7 million and $97.8 million, respectively, and were primarily related to the requirements of certain of our insurance obligations.

During the fourth quarter of 2024, SNL entered into a delayed-draw term loan facility with capacity up to $400.0 million and Bank of America as the administrative agent. Borrowings are unsecured, subject to interest over their term based on the either the Term SOFR or the ABR (“Alternate Base Rate”) at the election of the Company for each borrowing, and mature in November 2029. Quarterly principal payments of .625% of the outstanding balance began in September 2025 and will continue until the agreement matures in November 2029.

Subsequent event - Payoff of Receivables Purchase Agreement
In October 2025, the Company repaid the $70.0 million outstanding balance on its Receivables Purchase Agreement at September 30, 2025 using cash on hand.

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
Additional information related to our leases is as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$31.5	$29.4
Operating cash flows for finance leases	0.2	0.4
Financing cash flows for finance leases	3.0	3.4

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$23.6	$19.2
Finance leases	—	0.1
As of September 30, 2025, we had two leases that were signed but not yet commenced totaling $3.0 million. They will commence in the fourth quarter of 2025 and have a term of three to five years.
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
As of September 30, 2025 and December 31, 2024, investments in lease receivables were as follows:

(in millions)	September 30, 2025	December 31, 2024
Future minimum payments to be received on leases	$176.0	$166.2
Guaranteed residual lease values	98.7	96.7
Total minimum lease payments to be received	274.7	262.9
Unearned income	(47.7)	(44.5)
Net investment in leases	$227.0	$218.4

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
Our net investment in leases with any portion past due as of September 30, 2025 was $56.4 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of September 30, 2025, our lease payments past due were $2.5 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$68.0	$70.2	$187.2	$188.2
Cost of goods sold	(61.2)	(63.5)	(168.2)	(168.5)
Operating profit	$6.8	$6.7	$19.0	$19.7

Interest income on lease receivables	$8.3	$8.1	$24.4	$23.7

9. INCOME TAXES

Our effective income tax rate was 26.5% and 22.1% for the three months ended September 30, 2025 and 2024, respectively, and 25.0% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and restoration of favorable tax treatments for certain business provisions. ASC 740 requires entities to recognize the effects of new income tax legislation on deferred tax balances in the reporting period in which the legislation is enacted. Our deferred income tax liabilities as of September 30, 2025 and December 31, 2024 were $590.1 million and $565.6 million, respectively. The increase was primarily driven by the bonus depreciation provision of the new legislation. The Company is continuing to evaluate the impact of the new legislation but does not expect it to have a material impact on our results of operations.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income available to common shareholders	$19.4	$30.6	$81.5	$84.4
Denominator:
Weighted average common shares outstanding	175.3	175.2	175.3	175.6
Dilutive effect of share-based awards and options outstanding	0.6	0.7	0.6	0.5
Weighted average diluted common shares outstanding (1)	175.9	175.9	175.9	176.1

Basic earnings per common share (2)	$0.11	$0.17	$0.47	$0.48
Diluted earnings per common share (2)	0.11	0.17	0.46	0.48
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
(2)Earnings per share were calculated on full precision amounts.
The calculation of diluted earnings per share excluded no share-based awards and options that had an anti-dilutive effect for the three months ended September 30, 2025 and 0.1 million share-based awards and options that had an anti-dilutive effect for the nine months ended September 30, 2025. The calculation excluded 0.1 million share-based awards and options that had an anti-dilutive effect for the three months ended September 30, 2024 and no share-based awards and options that had an anti-dilutive effect for the nine months ended September 30, 2024.
Common Shares Outstanding
As of September 30, 2025 and December 31, 2024, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three and nine months ended September 30, 2025 and 2024.
Changes to our Class B common shares outstanding for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding at beginning of period	92,233,497	92,301,573	92,221,383	92,931,242
Repurchases of common stock	—	(145,896)	(337,352)	(1,289,769)
Share issuances	—	—	528,653	698,133
Exercise of employee stock options	36,596	—	36,596	71,529
Shares withheld for employee taxes	—	—	(179,187)	(255,458)
Outstanding at end of period	92,270,093	92,155,677	92,270,093	92,155,677
In January 2023, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of September 30, 2025, the Company had repurchased $103.9 million of its Class B common shares under the share repurchase program.

Subsequent Event - Dividends Declared
In October of 2025, the Board declared a quarterly cash dividend for the fourth fiscal quarter of 2025 in the amount of $0.095 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 12, 2025 and will be paid on January 12, 2026.

11. SHARE-BASED COMPENSATION

We grant various equity-based awards relating to Class B common stock to employees under our 2017 Omnibus Incentive Plan. These awards have historically consisted of restricted shares, RSUs, performance-based restricted shares (“performance shares”), PSUs, and non-qualified stock options. Performance shares and PSUs granted are earned based on attainment of threshold performance of earnings and return on capital targets, in addition to a multiplier applied based on rTSR against peers over the performance period.
Share-based compensation expense was $3.8 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively, and $13.0 million and $9.2 million for the nine months ended September 30, 2025 and 2024, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of September 30, 2025, we had $19.5 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.7 years.

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
As of September 30, 2025, our firm commitments to purchase transportation equipment totaled $24.1 million.
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

The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $39.2 million and $23.9 million for the three months ended September 30, 2025 and 2024, respectively, and $87.2 million and $73.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Segment Revenues and Expenses	Three Months Ended September 30, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$624.5	$281.4	$332.1	$1,238.0
Fuel surcharge revenues	105.9	46.5	1.5	153.9
Segment operating revenues	730.4	327.9	333.6	1,391.9
Other revenues				117.8
Elimination of inter-segment revenues				(56.1)
Elimination of inter-segment fuel surcharge revenues				(1.2)
Operating revenues				1,452.4

Salaries, wages, and benefits	274.8	44.0	27.4
Purchased transportation, fuel, and fuel taxes	159.8	212.3	263.8
Depreciation and amortization	85.5	13.2	0.3
Operating supplies and expenses-net	86.5	17.5	15.3
Other segment expenses(1)	104.0	24.1	20.4

Segment income from operations	$19.8	$16.8	$6.4	43.0
Corporate and other loss from operations—net				(7.7)
Income from operations				35.3

Total other expenses—net				8.9

Income before income taxes				$26.4

Segment Revenues and Expenses	Nine Months Ended September 30, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$1,860.4	$806.9	$1,003.7	$3,671.0
Fuel surcharge revenues	304.4	129.3	4.4	438.1
Segment operating revenues	2,164.8	936.2	1,008.1	4,109.1
Other revenues				303.3
Elimination of inter-segment revenues				(134.3)
Elimination of inter-segment fuel surcharge revenues				(3.4)
Operating revenues				4,274.7

Salaries, wages, and benefits	812.9	131.9	86.7
Purchased transportation, fuel, and fuel taxes	474.5	595.3	793.4
Depreciation and amortization	255.3	39.6	0.8
Operating supplies and expenses-net	248.8	53.7	44.2
Other segment expenses(1)	288.3	69.0	60.6

Segment income from operations	$85.0	$46.7	$22.4	154.1
Corporate and other loss from operations—net				(21.7)
Income from operations				132.4

Total other expenses—net				23.8

Income before income taxes				$108.6

Segment Revenues and Expenses	Three Months Ended September 30, 2024
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$532.2	$264.7	$313.7	$1,110.6
Fuel surcharge revenues	92.8	44.9	1.7	139.4
Segment operating revenues	625.0	309.6	315.4	1,250.0
Other revenues				105.2
Elimination of inter-segment revenues				(38.2)
Elimination of inter-segment fuel surcharge revenues				(1.3)
Operating revenues				1,315.7

Salaries, wages, and benefits	230.8	43.6	24.8
Purchased transportation, fuel, and fuel taxes	149.3	198.0	252.3
Depreciation and amortization	74.3	13.3	0.1
Operating supplies and expenses-net	67.2	16.3	11.0
Other segment expenses(1)	79.7	22.7	19.6

Segment income from operations	$23.7	$15.7	$7.6	47.0
Corporate and other loss from operations—net				(3.9)
Income from operations				43.1

Total other expenses—net				3.8

Income before income taxes				$39.3

Segment Revenues and Expenses	Nine Months Ended September 30, 2024
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$1,610.6	$765.0	$957.4	$3,333.0
Fuel surcharge revenues	302.5	140.6	4.8	447.9
Segment operating revenues	1,913.1	905.6	962.2	3,780.9
Other revenues				295.1
Elimination of inter-segment revenues				(119.5)
Elimination of inter-segment fuel surcharge revenues				(5.1)
Operating revenues				3,951.4

Salaries, wages, and benefits	700.6	131.5	74.0
Purchased transportation, fuel, and fuel taxes	485.1	581.9	774.1
Depreciation and amortization	224.6	40.2	0.1
Operating supplies and expenses-net	192.3	48.4	31.9
Other segment expenses(1)	241.2	66.3	57.9

Segment income from operations	$69.3	$37.3	$24.2	130.8
Corporate and other loss from operations—net				(8.0)
Income from operations				122.8

Total other expenses—net				11.8

Income before income taxes				$111.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2025	2024	2025	2024
Operating revenues	$1,452.4	$1,315.7	$4,274.7	$3,951.4
Revenues (excluding fuel surcharge) (1)	1,299.7	1,177.6	3,840.0	3,508.6
Income from operations	35.3	43.1	132.4	122.8
Adjusted income from operations (2)	38.4	44.3	139.4	126.6
Operating ratio	97.6%	96.7%	96.9%	96.9%
Adjusted total operating expenses, net of fuel surcharge revenues (3)	$1,261.3	$1,133.3	$3,700.6	$3,382.0
Adjusted operating ratio (4)	97.0%	96.2%	96.4%	96.4%
Net income	$19.4	$30.6	$81.5	$84.4
Adjusted net income (5)	21.7	31.5	86.8	87.3
Adjusted EBITDA (6)	148.9	143.8	470.5	427.4
Cash flow from operations	184.2	206.4	451.4	486.6
Free cash flow (7)	76.1	113.4	193.7	212.0
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
Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating revenues	$1,452.4	$1,315.7	$4,274.7	$3,951.4
Less: Fuel surcharge revenues	152.7	138.1	434.7	442.8
Revenues (excluding fuel surcharge)	$1,299.7	$1,177.6	$3,840.0	$3,508.6

Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Income from operations	$35.3	$43.1	$132.4	$122.8
Acquisition-related costs (1)	—	—	0.2	—
Intangible asset amortization (2)	1.7	1.2	5.4	3.8
Severance (3)	1.4	—	1.4	—
Adjusted income from operations	$38.4	$44.3	$139.4	$126.6
(1)Advisory, legal, and accounting costs related to the acquisition of Cowan.
(2)Amortization expense related to intangible assets acquired through recent business acquisitions. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers.
(3)Severance related to workforce rightsizing.
Adjusted operating ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2025	2024	2025	2024
GAAP Presentation
Operating revenues	$1,452.4	$1,315.7	$4,274.7	$3,951.4
Total operating expenses	1,417.1	1,272.6	4,142.3	3,828.6
Income from operations	$35.3	$43.1	$132.4	$122.8

Operating ratio (1)	97.6%	96.7%	96.9%	96.9%

Non-GAAP Presentation
Operating revenues	$1,452.4	$1,315.7	$4,274.7	$3,951.4
Less: Fuel surcharge revenues	152.7	138.1	434.7	442.8
Revenues (excluding fuel surcharge)	$1,299.7	$1,177.6	$3,840.0	$3,508.6

Total operating expenses	$1,417.1	$1,272.6	$4,142.3	$3,828.6
Adjusted for:
Fuel surcharge revenues	(152.7)	(138.1)	(434.7)	(442.8)
Acquisition-related costs	—	—	(0.2)	—
Intangible asset amortization	(1.7)	(1.2)	(5.4)	(3.8)
Severance	(1.4)	—	(1.4)	—
Adjusted total operating expenses, net of fuel surcharge revenues (2)	$1,261.3	$1,133.3	$3,700.6	$3,382.0

Adjusted operating ratio (3)	97.0%	96.2%	96.4%	96.4%
(1)    Calculated as total operating expenses divided by operating revenues.
(2)    Adjusted total operating expenses, net of fuel surcharge revenues are defined as total operating expenses, adjusted to exclude fuel surcharge revenues and certain expenses that do not reflect our core operating performance.
(3)     Calculated as adjusted total operating expenses, net of fuel surcharge revenues divided by revenues (excluding fuel surcharge).

Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$19.4	$30.6	$81.5	$84.4
Acquisition-related costs	—	—	0.2	—
Intangible asset amortization	1.7	1.2	5.4	3.8
Severance	1.4	—	1.4	—
Income tax effect of non-GAAP adjustments (1)	(0.8)	(0.3)	(1.7)	(0.9)
Adjusted net income	$21.7	$31.5	$86.8	$87.3
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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$19.4	$30.6	$81.5	$84.4
Interest expense, net	8.2	2.6	21.5	9.2
Provision for income taxes	7.0	8.7	27.1	26.6
Depreciation and amortization	112.9	101.9	338.8	307.2
Acquisition-related costs	—	—	0.2	—
Severance	1.4	—	1.4	—
Adjusted EBITDA	$148.9	$143.8	$470.5	$427.4

Free cash flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net cash provided by operating activities	$184.2	$206.4	$451.4	$486.6

Purchases of transportation equipment	(128.0)	(107.7)	(311.5)	(328.1)
Purchases of other property and equipment	(10.2)	(8.4)	(25.1)	(27.8)
Proceeds from sale of property and equipment	30.1	23.1	78.9	81.3
Net capital expenditures	(108.1)	(93.0)	(257.7)	(274.6)

Free cash flow	$76.1	$113.4	$193.7	$212.0

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Enterprise Results Summary
Enterprise net income decreased $11.2 million, approximately 37%, in the third quarter of 2025 compared to the same quarter in 2024, due to a $7.8 million decrease in income from operations and a $5.1 million increase in other expenses driven by increased interest expense, partially offset by a decrease in our provision for income taxes of $1.7 million.

Adjusted net income decreased $9.8 million, approximately 31%, for the same reasons discussed above.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $136.7 million, approximately 10%, in the third quarter of 2025 compared to the same quarter in 2024.
Factors contributing to the increase included:
•a $92.3 million increase in Truckload segment revenues (excluding fuel surcharge) due to Dedicated volume growth driven by the Cowan acquisition and increased Dedicated and Network rates;
•an $18.4 million increase in Logistics segment revenues (excluding fuel surcharge) resulting from the Cowan acquisition, partially offset by lower volume (excluding Cowan) within brokerage;
•a $16.7 million increase in Intermodal revenues (excluding fuel surcharge) due to an increase in volume, partially offset by a decrease in revenue per order; and
•a $14.6 million increase in fuel surcharge revenues due primarily to the volume effects related to Cowan.
Enterprise revenues (excluding fuel surcharge) increased $122.1 million, for the same reasons discussed above, excluding fuel surcharge.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $7.8 million, approximately 18%, in the third quarter of 2025 compared to the same quarter in 2024 primarily due to increased salaries and wages, insurance related costs driven by prior year claims development, equipment related costs, purchased transportation, and depreciation (largely driven by the Cowan acquisition), partially offset by increased volume in Dedicated and Logistics (both inclusive of the impacts from the Cowan acquisition) and Intermodal.
Adjusted income from operations decreased $5.9 million, approximately 13%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the third quarter of 2024, for the same reasons listed above.
Enterprise Operating Expenses
Key operating expense fluctuations quarter over quarter are described below.
•Purchased transportation increased $14.4 million driven by the Cowan acquisition and higher third-party purchased transportation and rail-related costs within Intermodal as a result of increased volume, partially offset by decreased third-party transportation within Logistics (excluding the effects of the Cowan acquisition) due to reduced volume.
•Salaries, wages, and benefits increased $54.8 million, or 16%, as a result of increases in Truckload driver pay and office wages and total benefits due to expanded headcount (related to the Cowan acquisition) and increases in healthcare, workers’ compensation, and severance costs, partially offset by headcount reductions in our core business.
•Fuel and fuel taxes for company trucks increased $17.2 million, or 18%, driven by the Cowan acquisition and an increase in cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $11.0 million, or 11%, mainly due to additional depreciation expense incurred as a result of tractor and trailer growth within Dedicated (from the Cowan acquisition).
•Operating supplies and expenses—net increased $22.2 million, or 13%, largely resulting from increased equipment related expenses, including maintenance, (primarily due to the Cowan acquisition).
•Insurance and related expenses increased $23.7 million, or 65%, driven by increased premiums (inclusive of Cowan) and prior year claims development.
•Other general expenses increased $1.2 million, or 4%, primarily related to higher driver onboarding costs (primarily within Truckload, inclusive of Cowan).
Total Other Expenses
Total other expenses increased $5.1 million in the third quarter of 2025 compared to the same quarter in 2024 mainly due to an increase in interest expense of $5.9 million. Increases in interest expense consisted of $4.1 million primarily due to a higher balance of outstanding debt carried during the period relating to the acquisition of Cowan in December 2024. The remainder of the increase in interest expense is due to judgment-related interest accruing for an adverse verdict associated with a 2017 incident. We have filed post-trial motions in this case that are currently pending a ruling by the court. We will continue to incur judgment-related interest expense until resolved and are unable to estimate the timeline for resolution.

Income Tax Expense
Our provision for income taxes decreased $1.7 million, or 20%, in the third quarter of 2025 compared to the same quarter in 2024 primarily due to lower taxable income, partially offset by a higher effective tax rate. The effective income tax rate was 26.5% and 22.1% for the three months ended September 30, 2025 and 2024, respectively. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended September 30,
Revenues by Segment (in millions)	2025	2024
Truckload	$624.5	$532.2
Intermodal	281.4	264.7
Logistics	332.1	313.7
Other	117.8	105.2
Fuel surcharge	152.7	138.1
Inter-segment eliminations	(56.1)	(38.2)
Operating revenues	$1,452.4	$1,315.7

	Three Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2025	2024
Truckload	$19.8	$23.7
Intermodal	16.8	15.7
Logistics	6.4	7.6
Other	(7.7)	(3.9)
Income from operations	35.3	43.1
Adjustments:
Intangible asset amortization	1.7	1.2
Severance	1.4	—
Adjusted income from operations	$38.4	$44.3

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
•Network - Transportation services of one-way shipments.
Cowan’s dedicated operations are included in Dedicated beginning in the fourth quarter of 2024.

	Three Months Ended September 30,
	2025	2024
Dedicated
Revenues (excluding fuel surcharge) (1)	$436.5	$347.5
Average trucks (2) (3)	8,472	6,617
Revenue per truck per week (4)	$3,982	$4,070
Network
Revenues (excluding fuel surcharge) (1)	$187.4	$185.2
Average trucks (2) (3)	3,819	3,780
Revenue per truck per week (4)	$3,792	$3,798
Total Truckload
Revenues (excluding fuel surcharge) (5)	$624.5	$532.2
Average trucks (2) (3)	12,291	10,397
Revenue per truck per week (4)	$3,923	$3,971
Average company trucks (3)	10,920	8,997
Average owner-operator trucks (3)	1,371	1,400
Trailers (6)	52,323	47,257
Operating ratio (7)	96.8%	95.5%
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
Truckload revenues (excluding fuel surcharge) increased $92.3 million, approximately 17%, in the third quarter of 2025 compared to the same quarter in 2024. Dedicated volume increased 22%, largely as a result of the Cowan acquisition, and rate per billed and total mile increased for both Network and Dedicated, respectively.
Truckload income from operations decreased $3.9 million, approximately 16%, in the third quarter of 2025 compared to the same quarter in 2024. Increases in salaries and wages expense due to expanded driver and office headcount (largely attributable to the Cowan acquisition); insurance related costs driven by prior year claims development; and equipment related costs and revenue equipment depreciation (both largely attributable to the Cowan acquisition) were partially offset by the revenue impacts listed above.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended September 30,
	2025	2024
Orders (1)	116,592	106,345
Containers	26,394	26,603
Trucks (2)	1,377	1,417
Revenue per order (3)	$2,413	$2,470
Operating ratio (4)	94.0%	94.1%
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
Intermodal revenues (excluding fuel surcharge) increased $16.7 million, approximately 6%, in the third quarter of 2025 compared to the same quarter in 2024 primarily due to volume growth of 10%.
Intermodal income from operations increased $1.1 million, approximately 7%, in the third quarter of 2025 compared to the same quarter in 2024. Factors contributing to the increase include the volume growth cited above, partially offset by shorter length of haul; increases in insurance related costs driven by prior year claims development; and maintenance costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated. Cowan’s logistics operations are included in Logistics beginning in the fourth quarter of 2024.

	Three Months Ended September 30,
	2025	2024
Operating ratio (1)	98.1%	97.6%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $18.4 million, approximately 6%, in the third quarter of 2025 compared to the same quarter in 2024 due to the acquisition of Cowan, partially offset by decreased volume within our brokerage business.
Logistics income from operations decreased $1.2 million, approximately 16%, in the third quarter of 2025 compared to the same quarter in 2024 primarily driven by increased salaries and wages related to expanded headcount from the Cowan acquisition and lower volume within brokerage. This was partially offset by volume from the Cowan acquisition noted above.
Other
Other loss from operations increased $3.8 million in the third quarter of 2025 compared to the same quarter of 2024 due to an increase in insurance related expense driven by prior year claims development.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Enterprise Results Summary
Enterprise net income decreased $2.9 million, approximately 3%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a $12.0 million unfavorable change in total other expenses (income)—net driven by an increase of $14.0 million in interest expense, partially offset by a $9.6 million increase in income from operations.
Adjusted net income decreased $0.5 million, approximately 1%, for the same reasons discussed above.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $323.3 million, approximately 8%, in the nine months ended September 30, 2025 compared to the same period in 2024.
Factors contributing to the increase included:
•a $249.8 million increase in Truckload segment revenues (excluding fuel surcharge) driven by increased volume within Dedicated (primarily due to the Cowan acquisition) and increased rates in Dedicated and Network, partially offset by decreased Network volume;
•a $46.3 million increase in Logistics segment revenues (excluding fuel surcharge) resulting from the Cowan acquisition, partially offset by reduced volume and revenue per order within brokerage; and
•a $41.9 million increase in Intermodal segment revenues (excluding fuel surcharge) due to increased volume.

Increases were partially offset by:
•an $8.1 million reduction in fuel surcharge revenues due to decreased fuel prices.
Enterprise revenues (excluding fuel surcharge) increased $331.4 million, approximately 9%.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $9.6 million, approximately 8%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to increased volume within Dedicated due to the Cowan acquisition, higher rates in Dedicated and Network, an increase in Intermodal volume, and lower purchased transportation costs; partially offset by increases in salaries and wages, equipment related costs, and depreciation and amortization (all largely stemming from the Cowan acquisition), and increased insurance expense from premiums and prior year claims development.
Adjusted income from operations increased $12.8 million, approximately 10%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) remained flat on both a GAAP and adjusted basis when compared to the same period in 2024.
Enterprise Operating Expenses
Key operating expense fluctuations year over year are described below.
•Purchased transportation costs decreased $10.1 million, or 1%, primarily resulting from reduced third-party carrier costs within Logistics due to reduced brokerage volume and lower purchased transportation costs per order, and owner-operator purchased transportation costs decreased within Truckload due to a reduction in owner-operator miles, partially offset by the Cowan acquisition.
•Salaries, wages, and benefits increased $146.7 million, or 14%. Driver pay, office wages, and benefits all increased primarily as a result of the Cowan acquisition.
•Fuel and fuel taxes for company trucks increased $24.1 million, or 8%, driven by the Cowan acquisition, partially offset by decreased cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $31.6 million, or 10%, mainly due to additional depreciation expense resulting from tractor and trailer growth within Dedicated (primarily due to the Cowan acquisition).
•Operating supplies and expenses—net increased $67.0 million, or 14%, driven by equipment related expenses (due to the Cowan acquisition), partially offset by increased gains on equipment sales.
•Insurance and related expenses increased $43.1 million, or 43%, driven by an increase in auto liability insurance costs related to an increase in premiums (inclusive of Cowan) and prior year claims development.
•Other general expenses increased $11.3 million, or 13%, largely related to driver onboarding costs and rent expense.
Total Other Expenses (Income)
Total other expenses increased $12.0 million, approximately 102%, in the nine months ended September 30, 2025 compared to the same period in 2024 largely due to a $14.0 million increase in interest expense, partially offset by an increase in interest income. Increases in interest expense consisted of $11.7 million primarily due to a higher balance of outstanding debt carried during the period relating to the acquisition of Cowan in December 2024. The remainder of the increase in interest expense is due to judgment-related interest accruing for an adverse verdict associated with a 2017 incident. We have filed post-trial motions in this case that are currently pending a ruling by the court. We will continue to incur judgment-related interest expense until resolved and are unable to estimate the timeline for resolution.
Income Tax Expense
Our provision for income taxes increased $0.5 million, approximately 2%, in the nine months ended September 30, 2025 compared to the same period in 2024 due to a higher effective tax rate, partially offset by lower taxable income. The effective income tax rate was 25.0% for the nine months ended September 30, 2025 compared to 24.0% for the same period in 2024. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Nine Months Ended September 30,
Revenues by Segment (in millions)	2025	2024
Truckload	$1,860.4	$1,610.6
Intermodal	806.9	765.0
Logistics	1,003.7	957.4
Other	303.3	295.1
Fuel surcharge	434.7	442.8
Inter-segment eliminations	(134.3)	(119.5)
Operating revenues	$4,274.7	$3,951.4

	Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2025	2024
Truckload	$85.0	$69.3
Intermodal	46.7	37.3
Logistics	22.4	24.2
Other	(21.7)	(8.0)
Income from operations	132.4	122.8
Adjustments:
Acquisition-related costs	0.2	—
Intangible asset amortization	5.4	3.8
Severance	1.4	—
Adjusted income from operations	$139.4	$126.6

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
•Network - Transportation services of one-way shipments.
Cowan’s dedicated operations are included in Dedicated beginning in the fourth quarter of 2024.

	Nine Months Ended September 30,
	2025	2024
Dedicated
Revenues (excluding fuel surcharge) (1)	$1,312.4	$1,035.3
Average trucks (2) (3)	8,509	6,672
Revenue per truck per week (4)	$4,015	$4,020
Network
Revenues (excluding fuel surcharge) (1)	$547.2	$575.2
Average trucks (2) (3)	3,760	3,980
Revenue per truck per week (4)	$3,787	$3,744
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,860.4	$1,610.6
Average trucks (2) (3)	12,269	10,652
Revenue per truck per week (4)	$3,945	$3,917
Average company trucks (3)	10,923	9,083
Average owner-operator trucks (3)	1,346	1,569
Trailers (6)	52,323	47,257
Operating ratio (7)	95.4%	95.7%
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
Truckload revenues (excluding fuel surcharge) increased $249.8 million, or 16%, in the nine months ended September 30, 2025 compared to the same period in 2024 driven by a 23% increase in Dedicated volume primarily due to the Cowan acquisition. Rate per billed and total mile increased for both Network and Dedicated, respectively, partially offset by Network’s 6% decrease in volume.
Truckload income from operations increased $15.7 million, approximately 23%, in the nine months ended September 30, 2025 compared to the same period in 2024. Factors contributing to the increase include the revenue impacts noted above, as well as increased gains on equipment sales, partially offset by increased insurance related expenses attributable to the Cowan acquisition and prior year claims development.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Nine Months Ended September 30,
	2025	2024
Orders (1)	329,250	309,927
Containers	26,394	26,603
Trucks (2)	1,377	1,417
Revenue per order (3)	$2,440	$2,452
Operating ratio (4)	94.2%	95.1%
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
Intermodal revenues (excluding fuel surcharge) increased $41.9 million, approximately 5%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily from an increase in volume of 6%.
Intermodal income from operations increased $9.4 million, approximately 25%, in the nine months ended September 30, 2025 compared to the same period in 2024 mainly resulting from the revenue increases listed above, partially offset by increased dray execution and maintenance costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated. Cowan’s logistics operations are included in Logistics beginning in the fourth quarter of 2024.

	Nine Months Ended September 30,
	2025	2024
Operating ratio (1)	97.8%	97.5%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $46.3 million, approximately 5%, in the nine months ended September 30, 2025 compared to the same period in 2024 mainly the result of the Cowan acquisition, partially offset by decreases in both volume and revenue per order within our brokerage business.
Logistics income from operations decreased $1.8 million, approximately 7%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to an increase in third party carrier costs and salaries and wages from an increase in headcount largely due to the Cowan acquisition, partially offset by the revenue impacts listed above.
Other
Other loss from operations increased $13.7 million in the nine months ended September 30, 2025 compared to the same period in 2024 due to an increase in insurance related expense driven by prior year claims development.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $200.0 million receivables purchase agreement maturing in May 2027, for which our combined available capacity as of September 30, 2025 was $276.9 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
As of September 30, 2025 cash and cash equivalents increased $76.5 million when compared to December 31, 2024. Changes in debt for the same period included an additional $100.0 million draw on our delayed-draw term loan facility, partially offset by a $95.0 million repayment of an unsecured senior note and the first quarterly principal payment made on the delayed-draw term loan facility of $2.5 million for the nine months ended September 30, 2025.
Debt
As of September 30, 2025, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$451.4	$486.6
Net cash used in investing activities	(311.5)	(287.1)
Net cash used in financing activities	(63.4)	(122.9)
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Operating Activities
Net cash provided by operating activities decreased $35.2 million in the first nine months of 2025 compared to the same period in 2024. An increase in cash used by working capital was partially offset by an increase in net income adjusted for various noncash items. Working capital changes included an increase in receivables which corresponds to the increase in operating revenues, a decrease in cash provided by other liabilities related to the timing of tax and wage accruals, and an increase in claims reserve accruals related to specific claims. These amounts were partially offset by decreases in cash used for payables and other assets.

Investing Activities
Net cash used in investing activities increased $24.4 million, approximately 8%, in the first nine months of 2025 compared to the same period in 2024 primarily related to increased purchases of lease equipment, decreased proceeds from sale of off-lease inventory, and increased notes receivable funding; partially offset by a decrease in net capital expenditures.

Net Capital Expenditures
The following table sets forth our net capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2025	2024
Purchases of transportation equipment	$311.5	$328.1
Purchases of other property and equipment	25.1	27.8
Proceeds from sale of property and equipment	(78.9)	(81.3)
Net capital expenditures	$257.7	$274.6
Net capital expenditures decreased $16.9 million in the first nine months of 2025 compared to the same period in 2024. The decrease was driven by a $16.6 million decrease in purchases of transportation equipment.
Financing Activities
Net cash used in financing activities decreased $59.5 million, approximately 48%, in the first nine months of 2025 compared to the same period in 2024. The decrease was primarily driven by a $35.0 million decrease in repayments in excess of proceeds on revolving credit arrangements, a $21.2 million decrease in repurchases of common stock, and a $2.5 million increase in debt proceeds in excess of repayments.
Other Considerations that Could Affect Our Results, Liquidity, or Capital Resources
Factors that Could Result in Goodwill Impairment
Goodwill is tested for impairment at least annually using the discounted cash flow, guideline public company, and guideline transaction methods, as applicable, to calculate the fair values of our reporting units. Key inputs used in the discounted cash flow approach include growth rates for sales and operating profit, perpetuity growth assumptions, and discount rates. Key inputs used in the guideline public company and guideline transaction methods include EBITDA valuation multiples of comparable companies and transactions. If interest rates rise or EBITDA valuation multiples of comparable companies and transactions decline, the calculated fair values of our reporting units will decrease, which could impact the results of our goodwill impairment tests.
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for our contractual obligations as of December 31, 2024. There were no material changes to our contractual obligations during the nine months ended September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any equity securities during the three months ended September 30, 2025.
Limitation Upon Payment of Dividends
The 2022 Credit Facility and the delayed-draw term loan facility include covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or the delayed-draw term loan facility, as applicable, or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date

10.1*
Amendment No. 6, dated August 25, 2025, to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended and restated as of September 5, 2018, and as further amended on July 30, 2021, June 1, 2023, and May 29, 2024, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto.

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	October 30, 2025	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)