Form 10-K
period 2025-12-31
Schneider National, Inc.
filed 2026-02-20
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes  ☐         No ☒

The aggregate market value of Class B common stock held by non-affiliates on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,273.3 million. The registrant’s Class A common stock is not listed on a national securities exchange or traded in an organized over-the-counter market, but each share of the registrant’s Class A common stock is convertible into one share of the registrant’s Class B common stock.

As of February 19, 2026, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,307,016 shares of Class B common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SCHNEIDER NATIONAL, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025
i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a third-party provider to whom elements of the company’s inventory management, distribution, order fulfillment, warehousing, or supply chain management services have been outsourced.
ACF	Advanced Clean Fleets
AI	Artificial intelligence
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEV	Battery-electric vehicle
Board	Board of Directors
BRG	Business Resource Group
CARB	California Air Resources Board
CO2	Carbon dioxide
CAT	CDL Apprenticeship Training
CCA	Cloud Computing Arrangement
CDL	Commercial Driver’s License
CEO	Chief Executive Officer
CFO	Chief Financial Officer
ChemDirect	Fortem Invenio, Inc.
CITO	Chief Innovation and Technology Officer
CODM	Chief Operating Decision Maker
CNG	Compressed natural gas
Cowan	Cowan Systems, LLC; Cowan Transport Holdings, LLC; and Cowan Equipment Leasing, LLC
CPKC	Canadian Pacific Kansas City Limited
DHS	Department of Homeland Security
DOL	Department of Labor
DOT	Department of Transportation
DSU	Deferred Stock Unit
EBITDA	Earnings Before Interest, Taxes, Depreciation & Amortization
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
ERM	Enterprise Risk Management
ESG	Environmental, Social, and Governance
FLSA	Fair Labor Standards Act of 1938
FMCSA	Federal Motor Carrier Safety Administration
GAAP	United States Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HOS	Hours of Service
IPO	Initial Public Offering
IRS	Internal Revenue Service
KPI	Key Performance Indicator
LTL	Less than Truckload. LTL carriers pick up and deliver multiple shipments, each typically weighing less than 10,000 pounds, for multiple customers in a single trailer.
M&M	M&M Transport Services, LLC
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business.
MLSI	Mastery Logistics Systems, Inc.
MSSP	Managed Security Service Provider
NASDAQ	National Association of Securities Dealers Automated Quotations

NHTSA	National Highway Traffic Safety Administration
NOx	Nitrogen oxides
NYSE	New York Stock Exchange
OEM	Original Equipment Manufacturers
OSHA	Occupational Safety and Health Administration
PSI	Platform Science, Inc.
PSU	Performance-based Restricted Stock Unit
RNG	Renewable natural gas
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SaaS	Software as a Service
SCDM	Supply Chain and Distribution Management operating segment
SDIS	Senior Director of Information Security
SEC	United States Securities and Exchange Commission
SNL	Schneider National Leasing, Inc., a wholly-owned subsidiary of the Company
Term SOFR	The CME Term SOFR Reference Rate administered by CME Group Benchmark Administration Limited
TMS	Transportation Management System
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
UP	Union Pacific Railroad Company
U.S.	United States
Voting Trust	Schneider National, Inc. Voting Trust
WBCL	Wisconsin Business Corporation Law
ZEV	Zero-emission vehicles

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
Company Overview
Schneider National, Inc. and its subsidiaries (collectively “Schneider,” the “Company,” “we,” “us,” or “our”) are among North America’s leading providers of multimodal transportation and logistics solutions. Our comprehensive and diverse portfolio spans truckload, intermodal, and logistics services, delivering flexible options to meet the needs of a broad customer base across the U.S., Canada, and Mexico. Leveraging advanced technologies, including agentic AI, data science, and predictive analytics, we create innovative, data-driven solutions designed to ensure the safe, efficient, and timely movement of goods. Founded in 1935 and publicly traded on the NYSE under the ticker symbol “SNDR,” Schneider continues to drive industry leadership through scale, innovation, and operational excellence. In July 2024, we were added to the S&P SmallCap 600 Index.
Our portfolio of complementary services allows us to address a broad range of customer needs and allocate capital in a manner designed to generate consistent returns across market cycles. We provide full-truckload transportation using company-owned equipment and company-employed drivers, independent owner-operators, and contracted third-party carriers. Our dedicated services deliver customized freight solutions under long-term contracts, including specialized equipment, multiple pickups and deliveries, local distribution, and freight network optimization. We also offer intermodal services through agreements with most major Class I railroads. Additionally, we provide comprehensive logistics services through a network of over 14,000 qualified third-party carriers and our Power Only offering, leveraging a nationwide trailer pool to match customer demand. Our logistics services also offer warehousing, distribution, and transloading services to optimize and build resiliency in customer supply chains. We categorize our operations into the following reportable segments:
•Truckload – Over-the-road freight transportation via dry van, bulk, temperature-controlled, lightweight, and flat-bed trailers across dedicated or network configurations. Freight is transported and delivered by our company-employed drivers in company trucks and by owner-operators with company-owned trailers and executed through long-haul or regional services, including customized solutions for high-value or time-sensitive loads throughout North America.
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
Our Mission and Strategy
We are driven by our uncompromising values to safely deliver goods that enhance the lives of people everywhere. We forge long-term relationships with our customers as an integral partner in, and extension of, their supply chains. Our strategy focuses on delivering high-quality customer experiences through integrated, multimodal transportation solutions that provide capacity-oriented services designed to enhance customer value and reliability. We believe our operating strategy adds value to customers, drives our business performance, provides competitive advantage, and generates shareholder returns. We continually analyze opportunities for capital investment and effective capital deployment to provide additional value to our customers and increase shareholder returns.

Business Developments
Acquisitions
On December 2, 2024, the Company completed the acquisition of Cowan, a privately held truckload carrier based in Baltimore, Maryland that offers customized delivery solutions for retail and food and beverage manufacturing customers. Cowan provides mainly dedicated and logistics services that complement our operations. The operating results of Cowan are reported in our Dedicated and Logistics operations as part of our Truckload and Logistics segments beginning in the fourth quarter of 2024.
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
Refer to Note 2, Acquisitions, for additional details on acquisitions of Cowan and M&M.
Industry and Competition
Truckload
The trucking industry plays a crucial role in sustaining economic growth and facilitating U.S. trade and commerce. It is a highly competitive and fragmented industry, characterized by numerous small to mid-sized carriers. Our Truckload segment competes with thousands of dry van and specialty equipment carriers. While we compete with many smaller carriers on a regional basis, only a limited number of carriers represent competition in all markets across North America.
Intermodal
The domestic intermodal market is highly consolidated among three intermodal providers, including our Intermodal segment. Our Intermodal segment competes with intermodal service providers and other transportation service companies, including truckload carriers. We have agreements with most of the precision-scheduled Class I railroads, which support our company-owned drayage model and enhance service reliability for our customers.
Logistics
The logistics industry is a large, fast-growing, and highly fragmented market that represents an integral component of the broader economy. Logistics providers plan, implement, and manage the movement and storage of goods, generally using the transportation and warehousing assets owned by third parties. Our Logistics segment competes with other logistics providers, brokerage businesses, and truckload carriers.
Customers
During the year ended December 31, 2025, we offered our services to approximately 7,400 customers across our portfolio, including 136 Fortune 500 companies, and 22 of our top 25 customers used services from all three of our reportable segments. Within our Logistics segment, our brokerage business managed over 14,000 qualified carrier relationships and our supply chain management business managed approximately $2.2 billion of third-party freight in 2025.
Our revenue comes from a broad customer base spanning multiple end markets, including consumer products, retail, automotive, chemicals, electronics and appliances, e-commerce, home improvement, and food and beverage. This diversification provides stability in revenue and yield management throughout the year, even though many of our customers experience seasonal fluctuations.
Transportation Equipment
Our company-owned transportation equipment fleet consisted of the following as of December 31, 2025:

Transportation Equipment Type	Approximate Number of Units
Over-the-road sleeper cab tractors	7,800
Day cab tractors	4,100
Other tractors (yard tractors, straight trucks, and training tractors)	500
Trailers	52,000
Containers	26,800
Chassis	23,900

Human Capital Management
Schneider is committed to promoting an inclusive culture that values and respects the varied talents and perspectives of our associates. We recognize the importance of hiring and retaining associates who are skilled, motivated, and aligned with our values and strategic objectives.
Associates and Workforce
As of December 31, 2025, we employed approximately 19,000 associates, 70% of whom are drivers, with the remaining 30% consisting of mechanics and warehouse personnel, managers, and other corporate office associates. Approximately 11% of our associates are based out of our headquarters in Green Bay, Wisconsin. We have not experienced any work stoppages and consider our associate relations to be good. Currently, four of our company drivers are members of an organized labor union as a result of a commitment we made in the 1980s to allow this group of drivers to finish their careers at Schneider while remaining union members.
We have a highly engaged workforce deployed over a diverse set of positions across our segments, geographies, and businesses. Where consistent with our operational needs, we offer a variety of flexible working arrangements to associates, including remote and blended work configurations.
Associate Recruitment, Development, and Retention
•Company drivers – Our drivers play an essential role in the ability to serve our customers, and we remain focused on making our driver experience the best in the industry. We employ measures to improve retention which include offering drivers competitive salaries and benefits, establishing driver pay scales which provide for increasing pay by experience level and performance, offering driver training by experienced driving instructors, and maintaining a modern truck fleet with the latest safety technology, all of which focus on improving the overall driver experience.
•Non-driver Company associates – Our mechanics, warehouse personnel, managers, and other corporate office associates help to facilitate and coordinate service to customers, ensure equipment is operational and well-maintained, and generally support our operations. As we strive to offer best-in-class service to our customers, we focus on hiring talented individuals and providing them with opportunities for development and growth throughout the organization. We utilize a performance management system that incorporates goals and development plans that are assessed semiannually to better position associates for future career growth. Succession planning is regularly performed to help identify and develop a pipeline of talent in critical roles within our organization. We further our talent development through a comprehensive learning program that offers associates classroom, virtual, and web-based training options. Additionally, we routinely analyze market data to evaluate the competitiveness of our wages and benefits.
Associate Engagement
We promote associate engagement across our organization by conducting annual surveys to assess satisfaction and gather ideas for improvement. Insights from these surveys guide programs that strengthen associates’ connection to the Company, which we believe drives greater innovation, productivity, and profitability.
Compensation Structure and Benchmarking
Our comprehensive compensation and benefits package is designed to enable us to attract and retain high quality talent across the wide variety of roles in the Company. We routinely benchmark pay and benefits against peers and companies in jurisdictions where we operate to evaluate whether our total package is fair, competitive, and meets the needs of our associates. Our comprehensive package includes competitive pay, tuition reimbursement, medical, dental, vision, wellness programs, mental health support, 401(k) savings and retirement, work schedule flexibility, paid time off, disability benefits and a wide variety of other voluntary insurance options, recognition programs, and development and career growth opportunities. Some of our driver pay packages include minimum guarantees while increasing pay by experience level and incentivizing for performance. Our non-driver pay varies by job, is market competitive, and includes short and long-term incentive programs that motivate associates and reward high performance.
Driver Turnover Rate
As a result of retirements, high turnover rates for new entrants to the driver market, and the challenges of attracting drivers, the industry and the long-haul truckload sector, in particular, have been characterized by persistent shortages of truck drivers. In response to the driver shortage and high driver turnover rate in our industry, we recruit recent driver training school graduates as a source of new drivers or hire driver candidates to participate in our own nationwide network of 19 training academies. These drivers have completed a training program at a private driver training school and hold a CDL. For areas of the country where truck driver jobs are in demand and demographics don’t support many qualified drivers, we have established CAT for candidates with no previous truck driving experience. Our CAT Program enables these candidates to earn their CDL in their first few weeks of training, then continue training under the supervision of experienced driver trainers to strengthen and refine their driving skills.
Inclusive Culture
We believe an engaged and inclusive workforce fuels innovation, improves strategic thinking, and cultivates leadership. We value diversity of thought, race, ethnicity, gender, age, religion, sexual orientation, experience, and background. We nurture an environment where associates feel safe, supported, and empowered to share their creativity, experiences, and ideas throughout our hiring processes, training and development programs, performance management, and community giving programs. Creating communities rooted in a culture of belonging is the ultimate goal of BRGs. Our BRGs are for associates who share identity, life experience, or common purpose, and who come together to fulfill both individual and group goals that tie directly to business strategies and objectives. Finally, we are proud supporters of military veterans and continue to be recognized as a top military-friendly employer, as well as consecutively being recognized as a top company for women in transportation.
Safety
Safety is a Schneider core value, and we believe we have a responsibility to our associates, customers, and the community to operate safely. Our safety culture is built on five key components:
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
•Equipment and technology – We invest in trucks configured with roll stability, collision mitigation, lane departure warnings, MirrorEye, and/or forward-, side-, and rear-facing cameras. Driver-facing cameras are being installed in our Company trucks. Driving behavior is electronically monitored, alerts are provided to the driver situationally, and performance is documented for subsequent coaching. We also employ electronic logging to improve HOS compliance and reduce fatigue occurrences.
•Active management – Driver leaders and safety coordinators have near real-time access to activity in the truck, facilitating situational and scheduled coaching. We have invested in predictive analytics that assist in proactively identifying drivers with potential safety issues and recommending remediation paths.
Truckload carriers share safety performance information in monitored peer-to-peer forums. We have always maintained a satisfactory DOT safety rating, which is the highest available rating.
Owner-Operators
In addition to the company drivers we employ, we enter into contracts with owner-operators. Owner-operators are independent, self-employed contractors who own or lease their own trucks and manage their own trucking business. They provide us with services under a contractual arrangement whereby they are generally responsible for the costs of truck ownership and operating expenses. Owner-operators select their own load assignments, have control over their schedule, and are compensated on a per load basis. They may operate under their own motor carrier authority or under the authority of a large carrier with whom they have contracted. Owner-operators tend to be experienced drivers and represented approximately 13% of driver capacity as of December 31, 2025.
Environmental, Social, and Governance
We seek to operate responsibly and reduce the environmental impact of our industry. Our strategy centers on maintaining a modern, fuel-efficient fleet; expanding lower carbon transportation options such as Intermodal; piloting emerging energy technologies; and improving energy efficiency across our facilities.
Since 2019, we have reduced CO₂ emissions by nearly 8.0% per mile through fleet efficiency improvements and alternative energy initiatives. We operate one of the largest BEV fleets in North America, with nearly 100 Class 8 BEVs deployed. Our BEV fleet surpassed 10 million zero emission miles.

We added new charging infrastructure and expanded electric yard operations into Texas. All non-BEV tractors operate on a biodiesel blend, and we continue to evaluate additional low carbon solutions including CNG and RNG. One of our subsidiaries, MLS, expanded its alternative fuel capabilities by adding more than 20 CNG tractors to its fleet.
Across our operations, we continue to enhance energy use tracking at company-owned facilities to drive long-term efficiency improvements, including upgrading lighting and expanding recycling programs for tires, batteries, and motor oil. We remain an EPA SmartWay® Transport Partner and a recent SmartWay Excellence Award recipient, recognized for leadership in sustainable freight operations. We support customers in reducing transportation related Scope 3 emissions by providing emissions insights and lower carbon service options. We also promote associate engagement in sustainability through our GREEN BRG.
Fuel
We actively manage our fuel purchasing network in an effort to maintain adequate fuel supplies. In 2025, we made 99% of our fuel purchases through negotiated volume purchase discounts. We store fuel in underground storage tanks at five locations and in above-ground storage tanks at ten locations. We believe that we are in material compliance with applicable environmental laws relating to fuel storage.
In response to fluctuations in fuel prices, we use surcharge programs to adjust fuel costs charged to our customers. We believe the most cost-effective protection against variability in fuel costs is to continue the fuel surcharge programs and invest in a fuel-efficient fleet; however, due to the timing of changes in fuel prices and data used to calculate our fuel surcharge rate, our surcharges historically have not always protected us against the full effect of increases in diesel fuel prices and may not in the future. As an additional measure, we leverage fuel consumption metrics when evaluating drivers’ performance, and drivers utilize a fuel optimizer program that guides them to purchase fuel at the most cost-effective locations based on efficient routing and fuel purchase commitments.
We continue to pursue opportunities to reduce CO2 emissions across our operations, including initiatives to increase the fuel efficiency of our existing fleet, explore alternative fuel vehicles, and deploy BEVs. In recent years, we have invested in aerodynamic enhancements to our diesel tractors, employed measures to reduce trailer drag, and implemented electric-powered heating, ventilating, and air conditioning systems. These enhancements have contributed to both emissions reductions and improved fuel efficiency. As of December 31, 2025, our fleet includes nearly 100 BEVs and 30 CNG vehicles, which replaced existing diesel trucks and contributed to reductions in overall diesel fuel consumption.
Regulation
Our operations as a for-hire motor carrier are regulated by federal, state, local, and foreign government agencies. In the U.S., these authorities include the U.S. DOT, FMCSA, U.S. DHS, NHTSA, EPA, and OSHA.
These agencies regulate various aspects of motor carrier operations, including carrier registration and operating authority; safety and fitness of drivers and equipment; HOS requirements; drug and alcohol testing; transportation of hazardous materials; cargo security; and other safety‑related and administrative matters. Our driver associates and owner‑operators are required to comply with applicable federal and state requirements governing driver qualifications, operating methods, and equipment standards. Our cross‑border operations in Canada and Mexico are also subject to applicable regulatory requirements in those jurisdictions.
We are subject to environmental laws and regulations addressing, among other things, the handling and transportation of hazardous materials, underground fuel storage tanks, vehicle and facility emissions, engine idling, and stormwater management.
We are also potentially subject to various federal and state regulations which have been either proposed or adopted to reduce GHG, improve air quality and fuel efficiency, and encourage the adoption of ZEVs. These include regulations adopted by the CARB which established emissions requirements applicable to certain long‑haul vehicles operating in California and the Advanced Clean Trucks regulation. Similar regulatory frameworks have been adopted by other states. Many of these regulations or legislation are currently the subject of legal challenges or are not being advanced under the Trump administration.
The Class 8 trucks included in our fleet are classified as heavy-duty vehicles and, therefore, subject to various federal and state regulations applicable to GHG and particulate emissions from heavy-duty vehicles. In 2024, the EPA finalized GHG standards for the manufacture, sale, or importation of heavy-duty trucks. At the time, these standards were expected to drive the production of trucks fueled by electricity and hydrogen and significantly reduce GHG emissions for heavy-duty trucks and certain other vehicle classes. In February 2026, the EPA issued a final rule that eliminated a key finding regarding the harmful effects of GHGs and repealed federal GHG emission standards for light- and heavy-duty vehicles and engines, including Class 8 trucks, for model years 2012 through 2027. The recent final rule removes most federal GHG emission standards requirements for heavy-duty vehicles and engines. Despite this federal rollback of regulation of GHG emissions, federal regulation of outdoor air criteria pollutant regulations remains in place. Specifically, we and truck OEMs of heavy-duty vehicles remain subject to the EPA’s criteria pollutant regulations, including criteria pollutant regulations for NOx diesel emissions. The criteria pollutant regulations for heavy-duty vehicles include the establishment of longer useful life periods for engines and emission control equipment to ensure that heavy-duty vehicles are designed to meet emission standards through a longer portion of their expected useful life. If not repealed or revised, the NOx diesel emissions regulations may, over time, adversely affect our repair and maintenance costs, increase the cost of new heavy-duty diesel trucks and the resale price of used heavy-duty trucks.
Certain jurisdictions, including California, have enacted climate‑related disclosure and reporting requirements applicable to qualifying companies doing business in those jurisdictions, including requirements relating to GHG emissions reporting, climate‑related financial risk disclosures, and voluntary carbon market activities.
Compliance with these laws and regulations affects multiple aspects of our operations, including equipment specifications, fleet management, fuel usage, and administrative processes. We monitor regulatory developments at the federal, state, and local levels and evaluate their applicability to our business.
Technology
Our business is executed through an integrated technology platform that supports end-to-end process design with an emphasis on information accessibility and connectivity across our value chain. Our platform enables an integrated approach to order-to-cash processing including load/order acceptance based on driver and network optimization, vehicle dispatch, continuous quote monitoring, and visibility to loads from pick-up to delivery and customer collection. Proprietary decision support tools are embedded throughout the platform and assist our associates in making the right trade-offs for drivers’ needs for earnings and work-life balance, customers’ needs for reliable capacity and service, and our business and its shareholders’ needs for an adequate return. Decision support tools improve our ability to, among other things, situationally coach drivers, minimize fuel costs, and maintain the fleet in the most cost-effective manner to maximize shareholder value.
Schneider FreightPower® for carriers, owner operators, and shippers digitally connects the benefits of our integrated technology platform with the strength of our trailer network and carrier relationships to service our customers. We continue to expand our business capabilities by extending our foundational integrated technology platform, making advancements to our in-cab technology, and leveraging mobile applications to better connect with company drivers, owner operators, and customers. Through our investment in MLSI, in which we are collaborating to develop a TMS using MLSI’s SaaS technology, we aim to further complement our technology platform and enable enhanced decision making, resource allocation, and visibility for our supply chain partners. Our Power Only business has been using MLSI’s TMS since 2022, our Brokerage business began its migration at the end of 2024, and we are currently in the process of transitioning our Dedicated business.
Our in-cab telematics platform delivers on-board technology through our private application store to enable communication, regulatory compliance, and driver productivity. This comprehensive platform includes messaging capabilities, applications that scan and automate paperwork, and customer and location specific step-by-step work assignments. Our telematics platform is fully integrated with our back-office planning and execution systems and delivers real-time data in our business. Trailer and container fleets are equipped with monitoring devices which function both when tethered to a tractor or standing alone. Our tractors are equipped with stability control and collision mitigation technology, lane departure warning, MirrorEye, and/or forward, side, and rear- and inward-facing cameras. All tractor technology interfaces with the in-cab device and provides the driver and the driver’s leader with real-time performance data. We are constantly reevaluating our existing technology to find efficiencies and drive innovation, with some of our current efforts focused on exploring autonomous trucking and additional safety technologies.
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
Our operating segments compete with many other truckload carriers, logistics, brokerage, and transportation service providers of varying sizes, and to a lesser extent, LTL carriers, railroads, and other transportation or logistics companies, some of which have larger fleets, greater access to equipment, preferential customer contracts, greater capital resources, or other competitive advantages. Competition for the freight we transport or manage is based primarily on service, efficiency, available capacity, and to some degree, on freight rates alone. Our competitors periodically reduce their freight rates to gain business, especially when economic conditions negatively impact customer shipping volumes, truck capacities, or operating costs. Moreover, to limit the number of approved carriers to a manageable number, some of our customers select “core carriers” as approved transportation service providers, and in some instances, we may not be selected. Other of our customers periodically accept bids from multiple carriers for their shipping needs, which also periodically results in the loss of business to competitors. Some of our customers have used or expanded their own private fleets rather than outsourcing loads to us, and others may do so in the future. Finally, our existing competitors, as well as new market entrants, have and continue to introduce new brokerage platforms or technologies, which has increased competition. Although we believe we are well positioned and have adopted technologies, developed strategies, and heavily invested in our own digital service offerings to deter, compete with, or supplant existing competitors and new market entrants, there can be no assurance that our investments, technologies, or strategies will be successful in enabling us to sustain or grow our current market share in each of our segments. These competitive dynamics could have an adverse effect on the number of shipments we transport and the freight rates we receive, which could limit our growth opportunities and reduce our profitability.
We derive a significant portion of our revenues from our major customers, the loss of one or more of which could have a materially adverse effect on our business.
We strive to maintain a diverse customer base; however, a significant portion of our operating revenues is generated from a number of major customers, the loss of one or more of which could have a material adverse effect on our business. Aside from our dedicated operations and customer relationships where we manage such customers’ supply chains, we generally do not have long-term contractual relationships, rate agreements, or minimum volume guarantees with our customers. Furthermore, certain of the long-term contracts in our dedicated operations are subject to cancellation. There is no assurance any of our customers, including our dedicated customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements, certain of our customers may engage in competitive bidding processes that could negatively impact our contractual relationships. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in, or termination of, our services by one or more of our major customers, including our dedicated customers, could have a materially adverse effect on our business, financial condition, and results of operations.
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
There is no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program. Increases in diesel fuel prices, or a shortage or rationing of diesel fuel, could also materially and adversely affect our results of operations. During 2025, we did not enter into any derivative financial instruments that served to hedge or reduce our exposure to fuel price fluctuations.
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
All of the Class I railroads in the U.S., including our current rail partners, are unionized and have a recent history of disruption due to labor disputes and collective action, including strikes. While there is currently a contract in place between the Class I railroads and the unions representing rail workers, we cannot predict whether or when a labor dispute involving our rail partners could occur, the duration of such dispute, and the impact, if any, on our results of operations. Any strike or labor-related disruption at any of the Class I railroads can be expected to have an adverse impact on the results of operations of our Intermodal or Truckload segments.
In July 2025, the UP announced it had entered into a merger agreement to purchase Norfolk Southern Railroad. This merger is subject to approval by the companies’ shareholders and the Surface Transportation Board. Should the merger be consummated, it would create the first transcontinental railroad company. This would give the UP control of over 50,000 miles of track and access to major ports on the east and west coasts and could result in negative consequences for us, including less favorable contract terms with merged railroads and our other rail partners, reduced profitability, extended service issues post-merger during a period of integration or, possibly, a merger between the two remaining Class I railroads, which could result in significant operating inefficiencies. Previous mergers have led to backups and increased congestion. Such backups or congestion could have an adverse impact on our Intermodal segment’s operations. Additionally, new intermodal service offerings could lead to decreased intermodal transit times and result in the conversion of over-the-road services to intermodal.
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
As part of our strategy to grow and expand our service offerings and create shareholder value, we have actively been engaged in identifying acquisition targets which meet our acquisition criteria, and we have completed several such acquisitions in recent periods. We may be unable to generate sufficient revenue or earnings from these acquisitions, or any future acquired business, to offset our acquisition or investment costs, and the acquired business may otherwise fail to meet our operational or strategic expectations. Difficulties encountered in integrating acquired operations could prevent us from realizing the full anticipated benefits, within the anticipated timeframe, and could adversely impact our business, results of operations, and financial condition.
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
We hold significant amounts of goodwill and long-lived assets, and the balances of these categories of assets could increase in the future if we acquire other businesses. As of December 31, 2025, the balance of our goodwill, other intangible assets, internal use software, and long-lived assets was $3.2 billion, and the total market value of the Company’s outstanding shares was $4.6 billion. Under GAAP, our goodwill, other intangible assets, internal use software, and long-lived assets are subject to an impairment analysis when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. In addition, we test goodwill for impairment annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill, other intangible assets, internal use software, and long-lived assets may not be recoverable include, but are not limited to, a sustained decline in stock price and market capitalization, an increase in interest rates, significant negative variances between actual and expected financial results, reduced future cash flow estimates, adverse changes in applicable laws or regulations or legal proceedings, changes to technology, failure to realize anticipated synergies from acquisitions, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, other intangible assets, internal use software, and long-lived assets is determined to exist, negatively impacting our results of operations. If our market capitalization was to fall below the book value of our total stockholders’ equity for a sustained period, we may conclude that the fair value of certain of our long-lived assets is materially impaired. In this case, we would be required under GAAP to record a noncash charge to our earnings which could have a material adverse effect on our business, results of operations, and financial condition.
We have significant ongoing capital requirements that could affect our profitability if we either fail or are unable to match the timing of our capital investments with customer demand, or we are otherwise unable to generate sufficient returns on our invested capital.
Our truckload and intermodal operations are capital-intensive, and our strategic decision to invest in newer equipment requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of new or used tractors. If freight volume differs materially from our forecasts or customer demand, our truckload operations may have too many or too few assets. During periods of decreased customer demand, our asset utilization is challenged, and we may be forced to sell equipment on the open market in order to right-size our fleet. This could cause us to incur losses on such sales, particularly during times of a softer used equipment market, either of which could have a materially adverse effect on our profitability. Our leasing business could also be at risk of inventory impairment if truck deliveries are not aligned with owner-operator demand, which could also have a materially adverse effect on our profitability. Should demand for freight shipments weaken or our margins suffer due to increased competition or general economic conditions, we may have to limit our fleet size or operate our transportation equipment for longer periods, either of which could have a materially adverse effect on our operations and profitability.
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
Insurance or claims costs and expenses could significantly reduce our earnings, cash flows, or liquidity.
Our future insurance or claims costs and expenses might exceed historical levels, which could reduce our earnings. We self‑insure, or insure through our wholly‑owned captive insurance company, a significant portion of our claims exposure resulting from auto liability, general liability, cargo, and property damage claims, as well as workers’ compensation. In addition to insuring portions of our risk, our captive insurance company provides insurance coverage to our owner‑operator drivers. Although we reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience, estimating the number and severity of claims, as well as related costs to settle or resolve them, is inherently difficult, and such costs could exceed our estimates. Accordingly, our actual losses associated with insured claims may differ materially from our estimates and adversely affect our financial condition, results of operations, cash flows, or liquidity.
As a supplement to our self‑insurance program, we maintain insurance with excess insurance carriers for potential losses that exceed the amounts we self‑insure. For auto liability, general liability and property damage, additional layers of insurance coverage beyond the primary layer are provided through an excess insurance tower, which is a structured arrangement of multiple layers of excess insurance coverage. Given the current litigation environment, including the rise in plaintiff awards and “nuclear verdicts,” premiums for this excess coverage continue to increase significantly. These market dynamics may prevent us from securing excess insurance at acceptable pricing at certain layers of exposure, may require us to increase our self‑insured retention as policies are renewed or replaced, and may lead us to assume additional risk within our captive insurance company that we may or may not reinsure.
Although we believe our aggregate insurance program should be sufficient to cover our claims in most circumstances, it is possible that one or more claims could result in a loss or adverse litigation judgment that (i) exhausts a layer of excess insurance coverage, (ii) exceeds our aggregate excess coverage limits, or (iii) due to fragmentation in our excess tower, exposes us to a material liability within a specific excess layer for which we are self‑insured. In any of these cases, we would bear the loss for such amounts, in addition to our other self‑insured amounts. The commercial trucking industry, among other industries, has experienced verdicts in which juries have awarded tens or even hundreds of millions of dollars to accident victims and their families, increasing the risk that a single claim could exceed our aggregate coverage. If any claim, or combination of claims within the same policy year, were to exceed our aggregate insurance coverage, or if coverage were otherwise unavailable at needed layers, we would be responsible for the excess.
Our results of operations, financial condition, cash flows, and liquidity could be materially and adversely affected if: (1) our costs or losses significantly exceed our aggregate coverage limits; (2) we are unable to obtain insurance coverage in amounts we deem sufficient or at acceptable pricing for needed layers; (3) our insurance carriers fail to pay on our insurance claims; (4) we experience a claim for which coverage is not provided; or (5) adverse developments in claim frequency, severity, defense costs, or reserve estimates require significant additional cash outlays.
For example, in 2025, the limits of our excess insurance coverage were exhausted for one specific policy year as a result of a 2024 adverse verdict in a lawsuit arising out of a fatal motor vehicle accident that a Schneider driver is alleged to have caused, in addition to other losses occurring in that same policy year, with interest continuing to accrue on the judgment. For additional information, refer to the discussion of total other expenses (income) under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Risks Relating to Our Governance Structure
Voting control of the Company is concentrated with a Voting Trust that was established for certain members of the Schneider family, which limits the ability of our other shareholders to influence corporate actions.
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
As a result of these arrangements, the Voting Trust controls the outcome of corporate actions that require or may be accomplished by shareholder approval, including the election and removal of directors and transactions resulting in a change in control of the Company. For so long as the Voting Trust maintains control of us, our Class B shareholders will be unable to affect the outcome of proposed corporate actions, including any Major Transactions should any be proposed.
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
Our Class B common stock price has experienced volatility in the past and may remain volatile in the future. Volatility in our stock price can be driven by many factors including divergence between our actual or anticipated financial results and published expectations of analysts or the expectations of the market, the gain or loss of customers, announcements that we, our competitors, our customers, or our vendors or other key partners may make regarding their operating results and other factors which are beyond our control such as market conditions in our industry, new market entrants, technological innovations, and economic and political conditions or events. These and other factors may cause the market price and demand for our Class B common stock to fluctuate substantially. During 2025, the closing stock price of our Class B common stock ranged from a low of $20.25 per share to a high of $30.73 per share. Our Class B common stock is also included in certain market indices, and any change in the composition of these indices to exclude our company may adversely affect our stock price. Increased volatility in the financial markets and/or overall economic conditions may reduce the amounts that we realize in the future on our cash equivalents and/or marketable securities and may reduce our earnings as a result of any impairment charges that we record to reduce recorded values of marketable securities to their fair values.
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
These provisions could have the effect of discouraging, delaying, or preventing a transaction involving a change in control of our company. These provisions could also have the effect of discouraging proxy contests and making it more difficult for our non-controlling shareholders to elect directors of their choosing, causing us to take other corporate actions. In light of present circumstances, we believe these provisions taken as a whole protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune to takeovers or prevent the removal of incumbent directors. However, these provisions could delay or prevent an acquisition that our Board determines is not in the best interests of the Company and all of our stockholders.
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
Under DOL regulations issued in 2024, employers must consider six criteria and employ a “totality of the circumstances” analysis to determine whether a worker is an employee or a contractor, without predetermining whether one criterion outweighs the other. Although current DOL regulations increase the likelihood of an employee determination and, could dramatically limit the circumstances under which we may classify our current independent contractor owner-operators as independent contractors under FLSA, the DOL, under the Trump administration, has announced that it will no longer apply the 2024 Independent Contractor Rule in determining classification of workers as employees or independent contractors. The agency, instead, instructs field staff to use previously established guidance that we believe makes classification of workers as independent contractors (rather than workers) more likely, reflecting the current administration’s position on determining classification for protections under the FLSA. Notwithstanding this DOL’s announcement, the 2024 rule remains in effect unless and until the current administration takes steps to rescind or replace the 2024 rule through formal rule-making processes or the rule is overturned or curtailed by one of the ongoing lawsuits challenging its validity. Any legislation or regulation which limits our ability to classify owner-operators as independent contractors could result in driver shortages or adversely impact our freight capacity which, in turn, could adversely impact our results of operations.
Additionally, federal and state courts have interpreted, or may interpret, applicable law inconsistently, which could result in claims by certain owner operators that they have been misclassified by us as independent contractors under various federal or state regulations. As a result, we are, from time to time, party to administrative proceedings and litigation, including class actions, alleging violations of the FLSA and other state and federal laws which seek retroactive reclassification of certain current and former independent contractors as employees. An adverse decision in such legal proceedings, in an amount that materially exceeds our reserves, or federal or state legislation in this area which renders the owner-operator model either impractical or extinct, thereby curtailing our revenue opportunities, could have an adverse effect on our results of operations and profitability.
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
On February 12, 2026, the EPA finalized a rule eliminating the 2009 GHG Endangerment Finding and federal emission standards for vehicles and engines. The GHG Endangerment Finding formed the legal basis previously used to regulate GHG emissions for motor vehicles. The EPA has stated that its final rule repeals federal vehicle GHG standards and reduces regulatory requirements tied to vehicle emissions including, a raft of regulations aimed at requiring truck OEMs to develop and sell cleaner trucks and engines to reduce GHG emissions. However, the EPA’s low NOx regulations will still be enforced. The EPA says it will alter the final regulation, although final rules have not been issued. It is anticipated that legal challenges to the EPA’s final rule will follow. It is uncertain what, if any, impact the EPA’s final rule will have on state GHG regulations and what actions the truck OEMs will take in response to the EPA’s final rule.
In addition, uncertainty regarding the reliability of the newly designed diesel engines, and any resulting negative impact on residual values of our equipment, could materially increase our costs or otherwise adversely affect our business or operations. We cannot predict the extent to which these factors will affect our operations or productivity. We will continue to monitor and evaluate our compliance with applicable federal and state GHG regulations.
Regulatory requirements and changes in regulatory requirements may affect our business by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services. If current regulatory requirements become more stringent or new environmental laws and regulations regarding climate change are introduced, we could be required to make significant capital expenditures or discontinue certain activities. Refer to Item 1. Business, for additional details on recent climate-related regulations and laws that impact our operations.

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
Currently the long-haul trucking industry in North America is diesel fuel-based, and long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel are not commercially feasible at scale in North America. Significant challenges remain with respect to the economic feasibility of operating these trucks, and further development of this technology is necessary considering power, torque, range, efficiency and other performance requirements of long-haul trucking operations. Moreover, the extensive nationwide charging/fueling infrastructure and maintenance network that would be necessary to support such operations does not exist. Nevertheless, federal, state, and local governmental agencies may pass or propose legislation and regulations mandating the transition of diesel fuel-based commercial motor vehicles, such as Class 8 tractors operated by the Company’s independent owner operators and third-party brokerage carriers, to ZEVs.
At the state level, CARB is no longer seeking to enforce its ACF rule. Other states have enacted similar legislation to the ACF and, in the wake of CARB’s decision, it is uncertain whether that legislation will be enforced. Mandates requiring the transition to ZEVs would create substantial costs for the Company’s third-party capacity providers and, in turn, increase the cost of purchased transportation to the Company. An increase in the costs to purchase, lease, or maintain tractor equipment or in purchased transportation costs caused by existing or new regulations, without a corresponding increase in price to the customer, could adversely affect our results of operations and financial condition. Due primarily to the uncertainty of the timing of availability of compliant tractors from OEMs and the timing of the effectiveness of such laws and regulations, we are not currently able to forecast whether such impact will be material.
We currently do not expect that long-haul trucking operations powered by electricity, natural gas, or hydrogen-based powertrains rather than diesel, will become commercially viable at scale throughout North America in the near term. However, as various technology alternatives continue to develop and mature and investment in infrastructure continues, local or regional service in certain geographic areas utilizing Class 8 tractors powered by electricity, natural gas, or hydrogen-based powertrains may become commercially viable in such time frame. We continue to actively monitor, evaluate, and test developments in the trucking industry related to the design, manufacture, operation, and support of heavy-duty trucks powered by electricity, natural gas, or hydrogen-based powertrains in order to consider the implementation of initiatives involving those technologies, as those technologies and the related infrastructure needed to support them may mature in the future. An increase in costs to implement these initiatives without a corresponding increase in price to the customer could adversely affect our results of operations and financial condition.
General Risk Factors
We rely significantly on our information technology systems, a disruption, failure, or security breach of which could have a material adverse effect on our business.
We rely on information technology throughout all areas of our business and operations to receive, track, accept, and complete customer orders; process financial and non-financial data; compile results of operations for internal and external reporting; and achieve operating efficiencies and growth. Such data and information remain vulnerable to cyber-attacks, cybersecurity breaches, ransomware attacks, hackers, theft, or other unauthorized disclosures. Like other companies in the transportation industry, we have identified, and expect to continue to identify, attempted cyberattacks and cybersecurity incidents, but none of those attempted incidents identified as of the filing date of this Annual Report on Form 10-K has had a material impact on us, except as the continued presence of cybersecurity threats has resulted, and is expected to continue to result, in significant investments in cybersecurity risk management programs, processes, and tools. If a cyberattack, cybersecurity breach, ransomware, or other similar attack on us is successful, this could result in the disclosure of confidential customer or commercial data, loss of valuable intellectual property, or system disruptions, and subject us to civil liability and fines or penalties, damage our brand and reputation, or otherwise harm our business, any of which could be material. In addition, delayed sales, lower margins, or lost customers resulting from security breaches or network disruptions could materially reduce our revenues, materially increase our expenses, damage our reputation, and have a material adverse effect on our stock price.

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
Increasing scrutiny from investors and other stakeholders regarding ESG-related matters may have a negative impact on our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy
As a large, multinational transportation and logistics company, we and our subsidiaries are subject to significant cybersecurity risks arising from our reliance on information systems, software, and digital technologies to operate safely, efficiently, and effectively. We strategically leverage AI technology to complement our capabilities and enhance efficiencies across our business operations, customer support, and shared service areas. The AI capabilities and solutions that we have deployed may occasionally generate inaccurate output, disclose confidential information, exhibit data-driven biases, infringe on intellectual property rights, or cause other unintended harm. Such risks could subject us to liability, unwanted legal or regulatory repercussions, and potentially impact our reputation and public trust. Additionally, the use of AI and machine learning technology by malicious actors may increase the likelihood and impact of cyberattacks targeting our organization, suppliers, vendors, and service providers. We are committed to assessing risks related to the AI capabilities that we have deployed by rigorously testing systems before implementation and monitoring and updating those systems to strengthen our defenses. We have established formal procedures for the management, oversight, and governance of AI usage. We have also instituted contractual and technical controls for the AI platforms we use. Although we have not experienced cyberattacks with material effects on our operations or financial status to date, there remains a possibility that our preventative measures may be insufficient in countering or mitigating future significant attacks. These risks include, but are not limited to, cyberattacks, network intrusions, ransomware, malware, denial-of-service attacks, phishing schemes, data theft, and unauthorized disclosure. A cyberattack or incident that defeats our security defenses could result in the unauthorized disclosure of confidential customer or commercial information, loss of intellectual property, disruption of our operations, reputational harm, civil liability, regulatory fines or penalties, and other adverse effects on our business, any of which could be material. We are exposed to cybersecurity threats and risks both directly, through attacks on our own systems, and indirectly, through third-party system or data breaches on a system controlled by our vendors, independent contractors, suppliers, or service providers, including cloud computing providers. Certain third-party providers host our data or processes on their servers, which exposes us to additional risk if those servers are compromised. Other providers supply contracted labor that requires access to our systems, increasing the potential for breaches. Furthermore, because the trucking industry is designated by the federal government as part of critical U.S. infrastructure, our position as a leading provider of truckload, intermodal, and logistics services heightens our exposure to cybersecurity threats from malicious actors, including foreign and domestic adversaries.
Cyber risk management is integrated into our ERM framework. We maintain a dedicated information security team responsible for monitoring and managing cybersecurity threats to our information systems and the data stored within them, in accordance with our established cyber risk management methodology. This team is led by our SDIS and overseen by our CITO. Our cybersecurity risk management framework includes systematic processes designed to identify, assess, prioritize, manage, and monitor potential cyber risks. These processes apply to information systems that we own or utilize, as well as to cybersecurity threats arising from our reliance on third-party service providers and software vendors. This framework is intended to reduce the likelihood and impact of cybersecurity incidents and to support the resilience of our operations and is comprised of the following core tasks:
•Risk identification – Our internal information security team works with an MSSP and other external security partners to identify existing and new threats to our information systems. Our information security team, working in partnership with our MSSP, monitors our information systems to identify malicious and abnormal activity, uncover potential cybersecurity threats, and assess risks to information systems.
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
•Risk mitigation – Our senior executive team, which includes our CITO, using input from our information security team and our broader information technology department, develops and approves budgets, strategies, technology roadmaps, and programs which are designed to effectively manage our cyber risks, safeguard our information resources, and reduce the likelihood or impact of cybersecurity incidents.

Our cybersecurity risk management framework is managed, administered, and governed by our senior executive team under the oversight of the Board. As part of our ERM program, our senior executive team collaborates with the Enterprise Risk Council, which is comprised of executives from various operating segments and functional departments across the Company, in the initial identification and assessment of the Company’s leading risks, inclusive of information security.
Although we, and the third parties who provide services to us, commit resources to the design, implementation, monitoring, and protection of the information systems we own or use, there is no guarantee that either our or those third parties’ cybersecurity measures will effectively manage the multitude of cyber risks to which we are exposed.
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
Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats
Cybersecurity is a key component of our technology strategy, which is architected and managed by our CITO and reviewed and monitored by our senior executive team, with oversight from our Board and the Audit Committee, as described above. Our CITO’s experience and expertise in cybersecurity includes over 20 years of practitioner experience as an information security advisor across multiple industry verticals where he has served in security analyst, architect, and security program leadership roles, and has led information security teams to deliver large scale information security programs for multiple Fortune 500 companies. Our cybersecurity risk management program is managed by our SDIS, who reports directly to the CITO. Our SDIS’s experience and expertise in cybersecurity includes over 30 years of working in the information technology field as an analyst, architect, and leader and over 15 years leading information security teams at multiple enterprises. The processes by which the CITO and SDIS are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents are described above under “Risk Management and Strategy.”

ITEM 2. PROPERTIES

As of December 31, 2025, we owned or leased approximately 280 properties across 41 states and Mexico. Our network includes approximately 63 operating centers, 7 distribution warehouses, 19 offices, and over 160 drop yards, and we also maintain on-site operations at several customer locations. Our operating centers, which we own or lease throughout the U.S., provide on-site management support for our Truckload and Intermodal transportation segments. Many of our facilities include customer service centers, fuel and maintenance stations, and other amenities to support our drivers. Our facility network also includes warehouse capacity that enhances our broader supply chain solutions. The following table lists 47 properties that are central to our transportation network and identifies the functional capabilities at each location as of December 31, 2025. Approximately half of the properties are owned, with the remainder leased.

Facility Capabilities
Location	Owned or Leased	Segment	Customer Service	Operations	Fuel	Maintenance
Alexander, AR	Owned	Truckload	X	X		X
Atlanta, GA	Owned	Truckload	X	X		X
Baltimore, MD (two facilities)	Owned	Truckload	X	X	X	X
Baltimore, MD	Leased	Truckload	X	X
Boaz, AL	Owned	Truckload	X	X		X
Burlington, NJ	Leased	Truckload	X	X		X
Carlisle/Harrisburg, PA	Leased	Truckload	X	X	X	X
Celina, OH	Leased	Truckload	X	X
Charlotte, NC	Owned	Truckload	X	X	X	X
Chicago, IL	Leased	Logistics	X	X
Chicago, IL (three locations)	Leased	Intermodal		X		X
Columbus, OH	Leased	Truckload	X	X		X
Dallas/Wilmer, TX	Owned	Truckload	X	X		X
Dallas, TX	Leased	Logistics	X	X
Des Moines, IA	Leased	Truckload		X
Edwardsville, IL	Owned	Truckload	X	X	X	X
Gary, IN	Owned	Truckload	X	X	X	X
Green Bay, WI	Owned	Truckload		X		X
Green Bay, WI (two facilities)	Owned	Other	X	X
Houston, TX	Leased	Truckload	X	X		X
Houston, TX	Leased	Truckload		X
Indianapolis, IN	Owned	Truckload	X	X		X
Jacksonville, FL	Owned	Truckload	X	X		X
Joliet, IL	Leased	Intermodal		X
Laredo, TX	Leased	Truckload	X	X	X	X
Lima, OH	Owned	Truckload	X	X		X
Lincoln, AL	Owned	Truckload	X	X		X
London, KY	Owned	Truckload	X	X		X
Marysville, OH	Owned	Truckload	X	X	X	X
Mechanicsburg, PA	Owned	Truckload	X	X		X
Mexico City, Mexico	Leased	Multiple	X	X
New Castle, IN	Owned	Truckload	X	X		X
Phoenix, AZ	Owned	Truckload	X	X		X
Portland, OR	Owned	Truckload	X	X		X
Rainbow City, AL	Owned	Truckload	X	X		X
Reserve, LA	Leased	Truckload		X		X
Salt Lake City, UT	Leased	Truckload	X	X		X
San Antonio, TX	Leased	Truckload	X	X		X
San Bernardino, CA	Leased	Intermodal		X
Shrewsbury, MA	Leased	Truckload	X	X		X
Upton, KY	Owned	Truckload	X	X		X
West Memphis, AR	Owned	Truckload	X	X	X	X
Woodhaven, MI	Leased	Truckload	X	X		X

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
Holders of Record
As of February 19, 2026, there was one holder of record of our Class A common stock, the Voting Trust, and 24 holders of record of our Class B common stock. Because many of our shares of Class B common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1, 2025 - October 31, 2025	—	$—	—	$46.1
November 1, 2025 - November 30, 2025	261,891	21.60	261,891	40.5
December 1, 2025 - December 31, 2025	22,575	22.79	22,575	39.9
Total	284,466		284,466
(1)On February 1, 2023, the Company announced that the Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years (“the 2023 Program”). As of December 31, 2025, the Company had $39.9 million remaining available for repurchase. In January 2026, the Board approved a new three-year, $150.0 million share repurchase program, effective upon the expiration of the 2023 Program. This new authorization replaces the 2023 Program, does not obligate the Company to repurchase a minimum number of shares, and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions.
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
The following graph compares the cumulative total shareholder return on our Class B common stock to the cumulative total return of the Standard and Poor’s 500 Stock Index, the Dow Jones Transportation Index, and a customized peer group for the period from December 31, 2020 through December 31, 2025. The 2020 peer group, which was used by the Board’s Compensation Committee for 2021 through 2024 compensation decisions, consisted of ArcBest Corp., Avis Budget Group, Inc., C.H. Robinson Worldwide, Expeditors International of Washington, Inc., Hub Group, Inc., JB Hunt Transport Services, Inc., Kirby Corporation, Knight-Swift Transportation Holdings Inc., Landstar System, Inc., Old Dominion Freight Line, Inc., Ryder System, Inc., Saia, Werner Enterprises, Inc., and XPO Logistics. In 2025, the Compensation Committee adopted the 2024 peer group for 2025 compensation decisions, modifying the 2020 peer group to add RXO and TFI International, while removing Avis Budget Group. The comparison assumes $100 was invested on December 31, 2020 in our Class B common stock and in each of the foregoing indices and peer group and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Schneider National, Inc.
S&P 500 - Total Return
Dow Jones Transportation Average
2024 Peer Group
2020 Peer Group

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Schneider National, Inc.	$100.00	$131.52	$115.90	$127.75	$149.14	$137.22
S&P 500 - Total Returns	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones Transportation	100.00	133.21	109.81	132.43	134.49	149.32
2024 Peer Group	100.00	150.44	124.06	166.38	165.01	169.38
2020 Peer Group	100.00	157.03	128.30	170.27	164.94	176.37

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes.

INTRODUCTION

Company Overview
We provide a comprehensive portfolio of transportation and logistics services, including truckload, intermodal, and logistics solutions, enabling us to meet diverse customer needs through an integrated, multimodal approach.
Strategy
We seek to deliver a resilient, high-quality portfolio of transportation and logistics services designed to support consistent revenue growth, margin performance, and long‑term shareholder value. Our strategy reflects Schneider’s commitment to high‑quality service, operational excellence, and disciplined capital deployment across economic and freight cycles, and it is grounded in our purpose to turn complexity into control for our customers and elevate transportation into a strategic advantage for them. We advance this strategy through five priorities:
Leverage core strengths to drive organic growth and advance our market position
We continue to grow organically by building on our core strengths – our broad, multi-modal service offerings, strong balance sheet, robust safety practices, and advanced technology solutions – while deepening relationships with existing customers and expanding our reach with new ones. Our diversified portfolio, spanning multiple asset intensities and transportation modes, provides customers with flexible and reliable supply chain options across North America intended to provide resiliency amid shifting market conditions.
We manage growth with a focus on profitability and stakeholder considerations. Our integrated technology platform supports real-time visibility, data-driven decision support, and increased network efficiency. Combined with an agile, solutions-oriented commercial organization, these capabilities are designed to support service quality and share capture across our reportable segments.
Expand capabilities in the specialty, dedicated, and asset-light services
We plan to grow in specialty and dedicated transportation markets, where operational complexity and elevated service requirements can support deeper customer relationships. Our scale, specialized equipment, and experienced driver base support our ability to serve freight needs - including those with specific handling, timing, or regulatory requirements – and we maintain programs designed to support compliance and dependable execution.
We also continue to advance our multimodal strategy. As an asset-based intermodal provider, we maintain control of equipment, dray capacity, and service quality through differentiated rail relationships and an integrated technology backbone. These capabilities are intended to enhance service consistency, end-to-end visibility, and customer outcomes.
Our Logistics business, including freight brokerage, remains a strategic growth engine. Our FreightPower® digital marketplace, broad carrier network, and Power Only solutions give shippers access to competitive, scalable capacity. In 2025, we implemented stricter qualification requirements for certain third-party carriers in response to cargo theft concerns, which reduced the number of carriers in our network and influenced volume and mix within the period. Logistics also plays a role in innovation, including analytics, AI-enabled automation, and customer experience design.
Improve operations and margins through technology and business transformation
Technology remains fundamental to our efforts to enhance efficiency, service quality, and network performance. We continue investing in digital tools and AI solutions that improve load matching, optimize resources, and streamline operations with greater control and precision across all segments. These initiatives affect operating expenses and are expected to influence productivity and our cost structure over time. These capabilities also support driver satisfaction by aligning routes, schedules, and preferences more accurately.
Customer interfaces emphasize simplicity and transparency. Our FreightPower® platform further connects our asset‑based network with broader third‑party capacity, while our next‑generation transportation management system is expected to further enhance the scalability and intelligence of our ecosystem. We believe these transformation efforts will support productivity, revenue management, and analytics-driven decisioning over time.

Allocate capital to maximize returns while pursuing strategic growth opportunities
Our multimodal portfolio provides flexibility to deploy capital where returns are believed to be most attractive across varying market conditions. We strategically shift assets and investments across business lines and geographies to optimize utilization and financial performance.
Our strong financial position enables disciplined investments in fleet modernization, technology, safety enhancements, and network capacity, as well as targeted acquisitions that enhance our service offerings, expand customer relationships, or strengthen capabilities. Each investment is guided by return-on-capital discipline and aligned with long-term strategic priorities, ensuring that we seek to deliver on behalf of shareholders and customers.
Create differentiated driver and associate experiences to attract and retain top talent
Our people remain our greatest competitive advantage. We foster a high‑performance, safety‑first culture rooted in collaboration, inclusion, and continuous improvement.
We are committed to improving the driver experience through better home‑time balance, consistent freight, enhanced technology tools, and a clear focus on safety and well‑being. For all associates, we invest in training, leadership development, and career progression.
Our talent systems, from recruiting to onboarding to ongoing engagement, are increasingly enabled by technology, helping us identify and support high‑quality drivers and skilled professionals who grow with the company.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on the Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 21, 2025 and is available on the SEC’s website, www.sec.gov, as well as the “Investors” section of our website at www.schneider.com.
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

	Year Ended December 31,
(in millions, except ratios)	2025	2024
Operating revenues	$5,674.3	$5,290.5
Revenues (excluding fuel surcharge) (1)	5,093.9	4,714.3
Income from operations	168.9	165.2
Adjusted income from operations (2)	177.6	172.2
Operating ratio	97.0%	96.9%
Adjusted total operating expenses, net of fuel surcharge revenues (3)	4,916.3	4,542.1
Adjusted operating ratio (4)	96.5%	96.3%
Net income	$103.6	$117.0
Adjusted net income (5)	110.2	122.3
Adjusted EBITDA (6)	617.5	580.2
Cash flow from operations	637.4	686.1
Free cash flow (7)	348.2	305.8
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
Revenues (excluding fuel surcharge)

	Year Ended December 31,
(in millions)	2025	2024
Operating revenues	$5,674.3	$5,290.5
Less: Fuel surcharge revenues	580.4	576.2
Revenues (excluding fuel surcharge)	$5,093.9	$4,714.3
Adjusted income from operations

	Year Ended December 31,
(in millions)	2025	2024
Income from operations	$168.9	$165.2
Acquisition-related costs (1)	0.2	2.0
Intangible asset amortization (2)	7.1	5.0
Severance (3)	1.4	—
Adjusted income from operations	$177.6	$172.2
(1)Advisory, legal, and accounting costs related to the Company’s acquisitions. Refer to Note 2, Acquisitions, for additional details.
(2)Amortization expense related to intangible assets acquired through recent business acquisitions. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers. Refer to Note 6, Goodwill and Other Intangible Assets, for additional details.
(3)Severance related to workforce rightsizing.

Adjusted operating ratio

	Year Ended December 31,
(in millions, except ratios)	2025	2024
GAAP Presentation
Operating revenues	$5,674.3	$5,290.5
Total operating expenses	5,505.4	5,125.3
Income from operations	$168.9	$165.2

Operating ratio (1)	97.0%	96.9%

Non-GAAP Presentation
Operating revenues	$5,674.3	$5,290.5
Less: Fuel surcharge revenues	580.4	576.2
Revenues (excluding fuel surcharge)	$5,093.9	$4,714.3

Total operating expenses	$5,505.4	$5,125.3
Adjusted for:
Fuel surcharge revenues	(580.4)	(576.2)
Acquisition-related costs	(0.2)	(2.0)
Intangible asset amortization	(7.1)	(5.0)
Severance	(1.4)	—
Adjusted total operating expenses, net of fuel surcharge revenues (2)	$4,916.3	$4,542.1

Adjusted operating ratio (3)	96.5%	96.3%
(1)    Calculated as total operating expenses divided by operating revenues.
(2)    Adjusted total operating expenses, net of fuel surcharge revenues are defined as total operating expenses, adjusted to exclude fuel surcharge revenues and certain expenses that do not reflect our core operating performance.
(3)     Calculated as adjusted total operating expenses, net of fuel surcharge revenues divided by revenues (excluding fuel surcharge).
Adjusted net income

	Year Ended December 31,
(in millions)	2025	2024
Net income	$103.6	$117.0
Acquisition-related costs	0.2	2.0
Intangible asset amortization	7.1	5.0
Severance	1.4	—
Income tax effect of non-GAAP adjustments (1)	(2.1)	(1.7)
Adjusted net income	$110.2	$122.3
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

Adjusted EBITDA

	Year Ended December 31,
(in millions)	2025	2024
Net income	$103.6	$117.0
Interest expense, net	27.9	12.3
Provision for income taxes	34.4	35.2
Depreciation and amortization	450.0	413.7
Acquisition-related costs	0.2	2.0
Severance	1.4	—
Adjusted EBITDA	$617.5	$580.2
Free cash flow

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$637.4	$686.1

Purchases of transportation equipment	(352.0)	(414.0)
Purchases of other property and equipment	(32.8)	(65.1)
Proceeds from sale of property and equipment	95.6	98.8
Net capital expenditures	(289.2)	(380.3)

Free cash flow	$348.2	$305.8
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Enterprise Results Summary
Enterprise net income decreased $13.4 million, approximately 11%, for the year ended December 31, 2025 compared to 2024. The decline was primarily driven by a $17.9 million unfavorable change in total other expenses (income)—net, largely attributable to a $17.2 million increase in interest expense, which was partially offset by a $3.7 million increase in income from operations, as discussed below.
Adjusted net income decreased $12.1 million, approximately 10%, for the same reasons discussed above.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $383.8 million, approximately 7%, for the year ended December 31, 2025 compared to 2024.
Contributing factors were as follows:
•a $299.7 million increase in Truckload segment revenues (excluding fuel surcharge) driven by increased volume within Dedicated (primarily due to the Cowan acquisition) and increased rate per loaded mile in Network, partially offset by decreased Network volume;
•a $51.7 million increase in Logistics segment revenues (excluding fuel surcharge) resulting from the Cowan acquisition, partially offset by reduced volume within brokerage; and
•a $33.9 million increase in Intermodal segment revenues (excluding fuel surcharge) attributable to increased volume.

Enterprise revenues (excluding fuel surcharge) increased $379.6 million, approximately 8%.

Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $3.7 million, approximately 2%, for the year ended December 31, 2025 compared to 2024. The increase was driven by higher volumes within Dedicated related to the Cowan acquisition, increased Intermodal volume, improved rates in Network, and lower purchased transportation costs. These were partially offset by higher salaries and wages, equipment-related costs, and depreciation and amortization (all largely stemming from the Cowan acquisition), as well as increased insurance expense from premiums and prior year claims development and lower brokerage volume.
Adjusted income from operations increased $5.4 million, approximately 3%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased slightly on both a GAAP and adjusted basis when compared to 2024.
Enterprise Operating Expenses
Key operating expense fluctuations year over year are summarized below.
•Purchased transportation costs decreased $11.3 million, or 1%, primarily due to lower third-party carrier costs within Logistics driven by reduced brokerage volume and lower rail-related costs. This was partially offset by higher third-party and owner-operator purchased transportation costs associated with the Cowan acquisition.
•Salaries, wages, and benefits increased $185.3 million, or 13% driven by higher driver pay, office wages, and benefits largely attributable to the Cowan acquisition.
•Fuel and fuel taxes for company trucks increased $36.3 million, or 9%, due to increased Dedicated volume (primarily driven by the Cowan acquisition), partially offset by lower Network volumes and a lower average cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization increased $36.3 million, or 9%, mainly due to additional depreciation expense associated with tractor and trailer growth within Dedicated (largely resulting from the Cowan acquisition).
•Operating supplies and expenses—net increased $88.8 million, or 14%, driven by equipment-related expenses primarily related to the Cowan acquisition, partially offset by higher gains on equipment sales.
•Insurance and related expenses increased $35.9 million, or 24%, due to an increase in auto liability insurance costs related to an increase in premiums, inclusive of Cowan, and unfavorable prior year claims development.
•Other general expenses increased $8.8 million, or 7%, largely due to higher driver onboarding costs driven by increased hires.
Total Other Expenses (Income)
Total other expenses increased $17.9 million, approximately 138%, for the year ended December 31, 2025 compared to 2024. This increase was driven by a $17.2 million increase in interest expense, partially offset by higher interest income. The increase in interest expense included $13.7 million attributable to a higher average balance of outstanding debt related primarily to the Cowan acquisition completed in December 2024. The remaining increase resulted from interest accruing in connection with a legal liability incurred due to an adverse verdict associated with a 2017 incident. Interest will continue to accrue until the matter is resolved, and we are unable to estimate the timeline for resolution.
Income Tax Expense
Our provision for income taxes decreased $0.8 million, approximately 2%, in the year ended December 31, 2025 compared to 2024 driven by lower taxable income, partially offset by a higher effective tax rate. The effective income tax rate was 24.9% for the year ended December 31, 2025 compared to 23.1% in 2024. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.

Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Year Ended December 31,
Revenues by Segment (in millions)	2025	2024
Truckload	$2,470.4	$2,170.7
Intermodal	1,075.1	1,041.2
Logistics	1,333.0	1,281.3
Other	392.6	383.9
Fuel surcharge	580.4	576.2
Inter-segment eliminations	(177.2)	(162.8)
Operating revenues	$5,674.3	$5,290.5

	Year Ended December 31,
Income (Loss) from Operations by Segment (in millions)	2025	2024
Truckload	$108.0	$89.1
Intermodal	64.7	54.5
Logistics	25.0	32.7
Other	(28.8)	(11.1)
Income from operations	168.9	165.2
Adjustments:
Acquisition-related costs	0.2	2.0
Intangible asset amortization	7.1	5.0
Severance	1.4	—
Adjusted income from operations	$177.6	$172.2

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
•Network - Transportation services of one-way shipments.
Cowan’s dedicated operations are included in Dedicated beginning in the fourth quarter of 2024.

	Year Ended December 31,
	2025	2024
Dedicated
Revenues (excluding fuel surcharge) (1)	$1,738.1	$1,410.6
Average trucks (2) (3)	8,504	6,829
Revenue per truck per week (4)	$4,016	$4,041
Network
Revenues (excluding fuel surcharge) (1)	$731.1	$760.3
Average trucks (2) (3)	3,747	3,926
Revenue per truck per week (4)	$3,833	$3,788
Total Truckload
Revenues (excluding fuel surcharge) (5)	$2,470.4	$2,170.7
Average trucks (2) (3)	12,251	10,755
Revenue per truck per week (4)	$3,960	$3,948
Average company trucks (3)	10,908	9,244
Average owner-operator trucks (3)	1,343	1,511
Trailers (6)	51,733	54,459
Operating ratio (7)	95.6%	95.9%
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
Truckload revenues (excluding fuel surcharge) increased $299.7 million, or 14%, for the year ended December 31, 2025 compared to 2024. The increase was driven by a 23% rise in Dedicated volume, primarily due to the Cowan acquisition, as well as higher revenue per truck per week in Network. These increases were partially offset by a 4% decline in Network volume.
Truckload income from operations increased $18.9 million, approximately 21%, in the year ended December 31, 2025 compared to 2024. The increase was driven by the revenue factors discussed above, lower Network purchased transportation, as a result of reduced owner-operator capacity, and higher gains on equipment sales. These improvements were partially offset by increased salaries and wages expense, largely due to additional headcount from the Cowan acquisition; higher depreciation and other equipment-related expenses resulting from increased equipment counts from the Cowan acquisition; and increased insurance-related expenses attributable to the Cowan acquisition and prior-year claims development.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Year Ended December 31,
	2025	2024
Orders (1)	442,740	419,833
Containers	26,376	26,553
Trucks (2)	1,362	1,413
Revenue per order (3)	$2,430	$2,474
Operating ratio (4)	94.0%	94.8%
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
Intermodal revenues (excluding fuel surcharge) increased $33.9 million, approximately 3%, in the year ended December 31, 2025 compared to 2024. The increase was driven by an increase in volume of 5%, partially offset by a 2% decrease in revenue per order resulting from mix.
Intermodal income from operations increased $10.2 million, approximately 19%, in the year ended December 31, 2025 compared to 2024. The improvement primarily reflects the revenue increases noted above and lower rail-related costs, partially offset by higher dray execution and maintenance costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.
Cowan’s logistics operations are included in Logistics beginning in December 2024.

	Year Ended December 31,
	2025	2024
Operating ratio (1)	98.1%	97.4%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $51.7 million, approximately 4%, in the year ended December 31, 2025 compared to 2024, mainly due to the Cowan acquisition, partially offset by lower volume in our legacy brokerage business.
Logistics income from operations decreased $7.7 million, approximately 24%, in the year ended December 31, 2025 compared to 2024, largely attributable to lower volume in our brokerage business. This decline was partially offset by incremental revenue from the Cowan acquisition described above and an increase in net revenue per order.
Other
Other loss from operations increased $17.7 million in the year ended December 31, 2025 compared to 2024 due to an increase in corporate costs and insurance-related expense driven by prior-year claims development.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $200.0 million receivables purchase agreement maturing in May 2027, for which our combined available capacity as of December 31, 2025 was $346.7 million. Our revolving credit facility allows us to request an additional increase in total commitment by up to $150.0 million. We anticipate that cash generated from operations, together with amounts available under our credit and receivables purchase agreements, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and finance lease obligations as of the dates shown.

(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$201.5	$117.6
Marketable securities	41.8	47.9
Total cash, cash equivalents, and marketable securities	$243.3	$165.5

Debt:
Senior notes	$50.0	$145.0
Receivables purchase agreement	—	70.0
Delayed-draw term loan facility	347.5	300.0
Finance leases	5.0	8.4
Total debt and finance lease obligations	$402.5	$523.4
Debt
On December 31, 2025, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 7, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$637.4	$686.1
Net cash used in investing activities	(346.2)	(791.5)
Net cash (used in) provided by financing activities	(207.3)	120.6

Operating Activities
Net cash provided by operating activities decreased $48.7 million, approximately 7%, during 2025 compared to 2024. The decrease resulted from a decrease in cash provided by working capital, partially offset by an increase in net income adjusted for various noncash charges. Working capital changes were driven by changes to receivables related to trade and tax receivables; an increase in claims accruals related to specific claims; and changes to other liabilities related to the timing of year end wage accruals. These amounts were partially offset by an increase in cash provided by other assets related to timing of prepaid assets and a decrease in cash used by payables.
Investing Activities
Net cash used in investing activities decreased $445.3 million, approximately 56%, during 2025 compared to 2024. The decrease was primarily related to the absence of acquisition-related outflows in 2025 following the Cowan acquisition in 2024 and lower net capital expenditures in 2025. These factors were partially offset by reduced proceeds from the sale of off-lease inventory and higher purchases of lease equipment in 2025.
Net Capital Expenditures
The following table outlines our net capital expenditures for the periods indicated.

	Year Ended December 31,
(in millions)	2025	2024
Purchases of transportation equipment	$352.0	$414.0
Purchases of other property and equipment	32.8	65.1
Proceeds from sale of property and equipment	(95.6)	(98.8)
Net capital expenditures	$289.2	$380.3
Net capital expenditures decreased $91.1 million in 2025 compared to 2024. The decrease was driven by a $62.0 million decrease in purchases of transportation equipment reflecting higher spend on growth and replacement equipment in 2024, along with $31.1 million of real estate purchases related to Cowan in 2024 (see Note 2 Acquisitions for more information on the real estate purchase). Proceeds from sale of property and equipment declined year over year primarily due to a decrease in the number of tractor sales.
We expect 2026 net capital expenditures to range from $400.0 - $450.0 million, including $78.2 million of firm purchase commitments disclosed in Note 13, Commitments and Contingencies.
Financing Activities
Net cash used in financing activities increased $327.9 million, approximately 272%, in 2025 compared to 2024. The increase was primarily due to a $215.0 million reduction in proceeds from long-term debt and revolving credit, which were used to partially fund the Cowan acquisition in 2024; a $106.9 million increase in payments on long-term debt and finance lease obligations; and a $20.0 million increase in payments on revolving credit. These factors were partially offset by a $14.9 million decrease in treasury share repurchases.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
As of December 31, 2025, we had contractual obligations related to our long-term debt of $397.5 million and $71.9 million for principal borrowings and interest, respectively, which become due through 2029. See Note 7, Debt and Credit Facilities, for additional information regarding our debt obligations. We also have contractual obligations for finance and operating leases and purchase commitments related to agreements to purchase transportation equipment. See Note 8, Leases, and Note 13, Commitments and Contingencies, respectively, for additional information regarding our lease and purchase commitment obligations.

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
Our reserves represent accruals for the estimated self-insured and reinsured portions of pending claims, including adverse development of known claims, as well as incurred but not reported claims. Our estimates require judgments concerning the nature and severity of the claim, historical trends, advice from third-party administrators and insurers, consultation with actuarial experts, specific facts of individual cases, jurisdictions involved, estimates of future claims development, and legal and other costs to settle or defend the claims. The actual cost to settle our self-insured claim liabilities can differ from our reserve estimates because of a number of uncertainties, including the inherent difficulty in estimating the severity of a claim and the potential amount to defend and settle a claim. As of December 31, 2025 and 2024, we had estimated claims accruals of $320.8 million and $290.8 million, respectively, and reinsurance receivables of $65.2 million and $54.2 million, respectively.
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
Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claim and analyses provided by third-party claims administrators or outside counsel, as well as legal, economic, and regulatory factors. Our insurance and claims personnel work directly with representatives from the insurance companies to provide updated estimates of the potential loss associated with each tendered claim. The ultimate cost of a claim is developed over time as additional information regarding the nature, timing, and extent of damages claimed becomes available.
Goodwill
To expand our business offerings, we have acquired other companies. In a business combination, the consideration is first assigned to identifiable assets and liabilities based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, history, future expansion and profitability expectations, amount and timing of future cash flows, and the discount rate applied to the cash flows. Goodwill is not amortized but is assessed for impairment at least annually and more frequently if a triggering event indicates that impairment may exist.

Our goodwill balances as of December 31, 2025 and 2024 were $337.4 million and $377.9 million, respectively. Goodwill is evaluated for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate the carrying value is not recoverable. A reporting unit can be a segment or business within a segment, and reporting units can be aggregated to the extent they share similar economic characteristics. When reviewing goodwill for impairment, we consider the amount of excess fair value over the carrying value of each reporting unit, the period of time since a reporting unit’s last quantitative test, the extent a reorganization or disposition changes the composition of one or more of our reporting units, and other factors to determine whether or not to first perform a qualitative test. When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair values of our reporting units are less than their respective carrying values. Examples of qualitative factors that are assessed include our share price, financial performance, market and competitive factors in our industry, and other events specific to our reporting units. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test. In the quantitative impairment evaluation, the carrying value of a reporting unit, including goodwill, is compared with its fair value. We base our fair value estimation on a valuation, which uses a combination of (1) an income approach based on the present value of estimated future cash flows and (2) market approaches based on EBITDA valuation multiples of comparable companies and transactions. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded equal to that excess. Significant judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. These assumptions could be adversely impacted by certain risks discussed earlier in this document.
The Company completed its acquisition of Cowan on December 2, 2024. As a result, we recorded $4.9 million of goodwill, which was allocated to the Dedicated reporting unit.
We completed the required annual goodwill impairment assessment for our two reporting units with goodwill as of October 31, 2025 using quantitative assessments. The fair values of our Dedicated and Import/Export reporting units were substantially in excess of their respective carrying values.
There were no triggering events identified from the date of our assessment through December 31, 2025 that would require updates to our annual impairment test. If future operating performance of our Dedicated or Import/Export reporting units is below our expectations, or there are changes to forecasted growth rates or our cost of capital, a decline in the fair value of the reporting units could result, and we may be required to record a goodwill impairment charge. See Note 6, Goodwill and Other Intangible Assets, for more information.
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
Commodity Risk
We have commodity exposure with respect to fuel used in company-owned tractors. Increases in fuel prices will raise our operating costs, even after applying fuel surcharge revenues. Historically, we have been able to recover a majority of fuel price increases from our customers in the form of fuel surcharges. The average diesel price per gallon in the U.S., as reported by the Department of Energy, decreased from $3.77 per gallon for fiscal year 2024 to $3.66 per gallon for fiscal year 2025. We cannot predict the extent or speed of potential changes in fuel prices in the future, the degree to which the lag effect of our fuel surcharge programs will impact us as a result of the timing and magnitude of such changes, or the extent to which effective fuel surcharges can be maintained and collected to offset future increases. We generally have not used derivative financial instruments to hedge our fuel price exposure in the past but continue to evaluate this possibility.
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
Interest Rate Risk
We have exposure from variable interest rates primarily related to borrowings under our accounts receivable securitization facility, revolving credit facility, and delayed-draw term loan facility which bear interest based on Term SOFR. See Note 7, Debt and Credit Facilities. We manage interest rate exposure through a mix of variable and fixed rate debt and lease financing. As of December 31, 2025, our weighted average interest rate for our variable rate debt instruments was 5.36%. Based on our level of borrowing as of December 31, 2025, our annual interest expense would increase by $3.5 million assuming a one percentage point increase in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Schneider National, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
We identified the estimation of certain accident-related claims for personal injury, collision, and comprehensive compensation, along with workers' compensation claims accruals as a critical audit matter. The subjectivity of estimating these claims accruals for pending claims and incurred but not reported claims requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether these claims accruals are appropriately stated as of December 31, 2025.

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
•We evaluated the methods and assumptions used by management to estimate certain claims accruals by:
◦Testing the underlying data and inputs for completeness and accuracy that served as the basis for the actuarial analysis, including reconciling the claims data to the Company’s actuarial analysis, and testing current year claims and payment data.
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
February 20, 2026
We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Schneider National, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Schneider National, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
February 20, 2026

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating revenues	$5,674.3	$5,290.5	$5,498.9
Operating expenses:
Purchased transportation	1,980.0	1,991.3	2,184.5
Salaries, wages, and benefits	1,595.0	1,409.7	1,359.1
Fuel and fuel taxes	434.5	398.2	437.4
Depreciation and amortization	450.0	413.7	382.5
Operating supplies and expenses—net	725.3	636.5	576.0
Insurance and related expenses	187.4	151.5	114.3
Other general expenses	133.2	124.4	148.7
Total operating expenses	5,505.4	5,125.3	5,202.5
Income from operations	168.9	165.2	296.4
Other expenses (income):
Interest income	(5.9)	(4.3)	(7.0)
Interest expense	33.8	16.6	14.2
Other expenses (income)—net	3.0	0.7	(16.9)
Total other expenses (income)—net	30.9	13.0	(9.7)
Income before income taxes	138.0	152.2	306.1
Provision for income taxes	34.4	35.2	67.6
Net income	103.6	117.0	238.5
Other comprehensive income (loss):
Foreign currency translation adjustment—net	0.6	(0.9)	0.5
Net unrealized gains on marketable securities—net of tax	1.3	0.5	1.1
Total other comprehensive income (loss)—net	1.9	(0.4)	1.6
Comprehensive income	$105.5	$116.6	$240.1

Weighted average shares outstanding	175.2	175.5	177.3
Basic earnings per share	$0.59	$0.67	$1.35

Weighted average diluted shares outstanding	175.9	176.1	178.2
Diluted earnings per share	$0.59	$0.66	$1.34

Dividends per share of common stock	$0.38	$0.38	$0.36
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$201.5	$117.6
Marketable securities	41.8	47.9
Trade accounts receivable—net of allowance of $6.0 million and $8.0 million, respectively	578.3	600.0
Other receivables	71.1	54.2
Current portion of lease receivables—net of allowance of $0.8 million and $0.8 million, respectively	80.7	85.3
Inventories—net	99.8	89.8
Prepaid expenses and other current assets	108.0	120.5
Total current assets	1,181.2	1,115.3
Noncurrent Assets:
Property and equipment:
Transportation equipment	4,168.5	4,162.2
Land, buildings, and improvements	271.5	264.8
Other property and equipment	119.3	111.9
Total property and equipment	4,559.3	4,538.9
Less accumulated depreciation	1,839.7	1,669.5
Net property and equipment	2,719.6	2,869.4
Lease receivables	131.9	133.1
Internal use software and other noncurrent assets	470.0	438.0
Goodwill	337.4	377.9
Total noncurrent assets	3,658.9	3,818.4
Total Assets	$4,840.1	$4,933.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$208.6	$253.1
Accrued salaries, wages, and benefits	78.0	90.6
Claims accruals—current	150.6	139.6
Current maturities of debt and finance lease obligations	11.1	106.0
Other current liabilities	107.5	115.2
Total current liabilities	555.8	704.5
Noncurrent Liabilities:
Long-term debt and finance lease obligations	390.9	420.8
Claims accruals—noncurrent	170.2	151.2
Deferred income taxes	593.8	565.6
Other noncurrent liabilities	104.7	104.7
Total noncurrent liabilities	1,259.6	1,242.3
Total Liabilities	1,815.4	1,946.8
Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 96,402,481 and 96,031,098 shares issued, and 91,985,627 and 92,221,383 shares outstanding, respectively	—	—
Additional paid-in capital	1,619.4	1,605.3
Retained earnings	1,518.2	1,481.8
Accumulated other comprehensive loss	(1.9)	(3.8)
Treasury stock at cost 4,416,854 and 3,795,036 shares, respectively	(111.0)	(96.4)
Total Shareholders’ Equity	3,024.7	2,986.9
Total Liabilities and Shareholders’ Equity	$4,840.1	$4,933.7
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$103.6	$117.0	$238.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450.0	413.7	382.5
Gains on sales of property and equipment—net	(10.6)	(3.5)	(28.7)
Proceeds from lease receipts	61.5	62.0	74.9
Deferred income taxes	(3.2)	3.9	55.8
Long-term incentive and share-based compensation expense	17.1	12.6	15.8
Loss (gains) on investments in equity securities—net	0.5	(2.3)	(19.7)
Other noncash items—net	1.6	2.3	0.5
Changes in operating assets and liabilities:
Receivables	17.9	70.1	42.4
Other assets	6.5	(6.5)	(21.2)
Claims reserves and receivables—net	8.8	38.0	9.4
Payables	(20.7)	(32.7)	(32.6)
Other liabilities	4.4	11.5	(37.6)
Net cash provided by operating activities	637.4	686.1	680.0
Investing Activities:
Purchases of transportation equipment	(352.0)	(414.0)	(660.1)
Purchases of other property and equipment	(32.8)	(65.1)	(42.3)
Proceeds from sale of property and equipment	95.6	98.8	128.6
Proceeds from sale of off-lease inventory	18.4	32.7	34.6
Purchases of lease equipment	(69.8)	(60.2)	(105.2)
Proceeds from government grants	—	2.2	14.6
Proceeds from marketable securities	7.6	11.8	6.2
Purchases of marketable securities	—	(1.9)	(16.2)
Investments in equity securities and equity method investment	(0.2)	(0.1)	(17.6)
Investments in notes receivable	(13.0)	(2.5)	(10.0)
Business acquisitions, net of cash acquired	—	(393.2)	(240.2)
Net cash used in investing activities	(346.2)	(791.5)	(907.6)
Financing Activities:
Proceeds under revolving credit agreements	50.0	65.0	186.0
Payments under revolving credit agreements	(120.0)	(100.0)	(81.0)
Proceeds from long-term debt	100.0	300.0	50.0
Payments of debt and finance lease obligations	(151.4)	(44.5)	(73.9)
Dividends paid	(67.0)	(66.6)	(63.6)
Repurchases of common stock	(14.6)	(29.5)	(66.9)
Other financing activities	(4.3)	(3.8)	(6.3)
Net cash (used in) provided by financing activities	(207.3)	120.6	(55.7)
Net increase (decrease) in cash and cash equivalents	83.9	15.2	(283.3)
Cash and Cash Equivalents:
Beginning of period	117.6	102.4	385.7
End of period	$201.5	$117.6	$102.4

	Year Ended December 31,
	2025	2024	2023
Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$0.1	$5.2	$8.7
Dividends declared but not yet paid	17.6	17.4	16.9
Noncash equity method investment	—	—	3.3
Sale of assets in exchange for notes receivable	—	4.0	—
Cash paid during the period for:
Interest	32.0	14.3	10.2
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2022	$—	$1,584.4	$1,257.8	$(5.0)	$—	$2,837.2
Net income	—	—	238.5	—	—	238.5
Other comprehensive income	—	—	—	1.6	—	1.6
Share-based compensation expense	—	17.0	—	—	—	17.0
Dividends declared at $0.36 per share of Class A and Class B common shares	—	—	(64.4)	—	—	(64.4)
Repurchases of common stock	—	—	—	—	(66.9)	(66.9)
Share issuances	—	0.1	—	—	—	0.1
Exercise of employee stock options	—	0.1	—	—	—	0.1
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—December 31, 2023	—	1,595.2	1,431.9	(3.4)	(66.9)	2,956.8
Net income	—	—	117.0	—	—	117.0
Other comprehensive loss	—	—	—	(0.4)	—	(0.4)
Share-based compensation expense	—	13.9	—	—	—	13.9
Dividends declared at $0.38 per share of Class A and Class B common shares	—	—	(67.1)	—	—	(67.1)
Repurchases of common stock	—	—	—	—	(29.5)	(29.5)
Exercise of employee stock options	—	2.6	—	—	—	2.6
Shares withheld for employee taxes	—	(6.4)	—	—	—	(6.4)
Balance—December 31, 2024	—	1,605.3	1,481.8	(3.8)	(96.4)	2,986.9
Net income	—	—	103.6	—	—	103.6
Other comprehensive income	—	—	—	1.9	—	1.9
Share-based compensation expense	—	18.5	—	—	—	18.5
Dividends declared at $0.38 per share of Class A and Class B common shares	—	—	(67.2)	—	—	(67.2)
Repurchases of common stock	—	—	—	—	(14.6)	(14.6)
Exercise of employee stock options	—	0.8	—	—	—	0.8
Shares withheld for employee taxes	—	(5.2)	—	—	—	(5.2)
Balance—December 31, 2025	$—	$1,619.4	$1,518.2	$(1.9)	$(111.0)	$3,024.7
See notes to consolidated financial statements.

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
We are among North America’s leading providers of multimodal transportation and logistics solutions that, through our wholly owned subsidiaries, provides safe, reliable, and innovative truckload, intermodal, and logistics services to a diverse group of customers throughout the continental U.S., Canada, and Mexico.
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

(in millions)	December 31, 2025	December 31, 2024
Tractors for sale or lease	$80.9	$72.1
Replacement parts	16.6	16.1
Tires and other	2.3	1.6
Total	$99.8	$89.8
Investments in Marketable Securities
Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or to our liquidity needs may cause us to sell certain securities in advance of their maturity date.

Our marketable securities are accounted for under ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Under this guidance, credit losses are recorded through an allowance for credit losses rather than as a direct write-down to the security, and unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of December 31, 2025 and 2024. Cost basis is determined using the specific identification method.
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

2025
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
Gains and losses on the sale or other disposition of equipment are based on the difference between the proceeds received less costs to sell and the net book value of the assets disposed. Gains and losses are recognized at the time of sale or disposition and are classified in operating supplies and expenses—net in the consolidated statements of comprehensive income. For the years ended December 31, 2025, 2024, and 2023, we recognized net gains of $10.6 million, $3.5 million, and $28.7 million on the sale of property and equipment, respectively.

Assets Held for Sale
Assets held for sale consist of transportation equipment and are included in prepaid expenses and other current assets on the consolidated balance sheets. Reclassification to assets held for sale occurs when the required criteria, as defined by ASC 360, Property, Plant and Equipment, are satisfied.
Assets held for sale are evaluated for impairment when transferred to held for sale status or when impairment indicators are present. The carrying amount of assets held for sale is not recoverable if the carrying amount exceeds the fair value less estimated costs to sell the asset. An impairment loss is recorded for the excess of the asset’s carrying amount over its fair value less estimated costs to sell. Impairment losses are recorded in operating supplies and expenses—net in the consolidated statements of comprehensive income. We recorded no significant impairment for the years ended December 31, 2025, 2024, or 2023.
Assets held for sale by segment as of December 31, 2025 and 2024 were as follows:

(in millions)	2025	2024
Truckload	$26.3	$12.8
Intermodal	0.3	3.2
Total	$26.6	$16.0
Internal Use Software and Cloud Computing Arrangements
We capitalize certain costs incurred to acquire, develop, or modify software to meet the Company’s internal needs. Only costs incurred during the application development stage are capitalized once the preliminary project stage is complete and management has committed to funding the project. Internal use software costs are amortized on a straight-line basis primarily over five years, or the expected useful life if different, with amortization expense recorded within depreciation and amortization on the consolidated statements of comprehensive income. We recorded $23.5 million, $25.8 million, and $25.2 million of amortization expense related to internal use software during the years ended December 31, 2025, 2024, and 2023, respectively.
Under ASU 2018-15, we capitalize certain implementation costs for internal use software incurred in a CCA that is a service contract. CCA implementation costs are amortized on a straight-line basis over the term of the related hosting agreement, taking into consideration renewal options, if any. The renewal period is included in the amortization period if determined that the option is reasonably certain to be exercised. Amortization expense is recorded within operating supplies and expenses—net on the consolidated statements of comprehensive income, similar to the related hosting fees. We recorded $7.8 million, $6.7 million, and $4.7 million of amortization expense related to CCA implementation costs during the years ended December 31, 2025, 2024, and 2023, respectively.
Capitalized computer costs are evaluated for impairment on an ongoing basis. If events or changes in circumstances (such as the manner in which the hosting arrangement is expected to be used) indicate that the carrying value may not be recoverable, the Company will evaluate the asset for impairment. Impairment losses are recorded in operating supplies and expenses—net in the consolidated statements of comprehensive income. We recorded no significant impairment for the years ended December 31, 2025, 2024, or 2023.
The following table provides information related to our internal use software and CCA implementation costs as of the dates shown.

(in millions)	December 31, 2025	December 31, 2024
Internal use software	$325.7	$338.0
Less accumulated amortization	254.2	261.7
Net internal use software	$71.5	$76.3

CCA implementation costs	$42.0	$39.3
Less accumulated amortization	21.5	13.8
Net CCA implementation costs (1)	$20.5	$25.5
(1)On the consolidated balance sheets, the current portion of CCA implementation costs are included within prepaid expenses and other current assets and amounted to $7.6 million and $6.7 million for the years ended December 31, 2025 and 2024, respectively, and the noncurrent portion is included in internal use software and other noncurrent assets and amounted to $12.9 million and $18.8 million for the years ended December 31, 2025 and 2024, respectively.

Goodwill
Goodwill is tested for impairment annually in October, or upon an indicator of impairment. The carrying amount of a reporting unit’s goodwill is considered not recoverable and an impairment loss is recorded if the carrying amount of the reporting unit exceeds the reporting unit’s fair value, as determined based on the combination of income and market approaches. See Note 6, Goodwill and Other Intangible Assets, for more information on our goodwill.
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
For the years ended December 31, 2025, 2024, and 2023, no customer accounted for more than 10% of our consolidated revenues.
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
Treasury Stock
We have a share repurchase program (the “Share Repurchase Program”) in which we periodically purchase our own common stock to offset the dilutive effects of equity grants to employees over time. The Inflation Reduction Act of 2022 subjects repurchases to a 1% nondeductible excise tax, which is included in the cost. The repurchased stock is classified as treasury stock on the consolidated balance sheets and is held at cost. See Note 10, Common Equity for more information about the current plan.
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

Claims Accruals
We are self-insured for loss of, and damage to, our owned and leased transportation equipment. We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular accidents, and cargo damage. Certain insurance arrangements include a level of self-insurance (deductible) coverage applicable to each claim. We have excess policies to limit our exposure to catastrophic claim costs. The amounts of self-insurance change from time to time based on measurement dates, policy expiration dates, and claim type.
Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal, economic, and regulatory factors. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience and includes a contractual premium adjustment factor, if applicable. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred but not reported claims. We do not discount our estimated losses. As of December 31, 2025 and 2024, we had estimated claims accruals of $320.8 million and $290.8 million, respectively. As of December 31, 2025 and 2024, we recorded $65.2 million and $54.2 million in estimated reinsurance receivables which are included in our trade accounts receivable and internal use software and other noncurrent assets on our consolidated balance sheets. In addition, we are required to pay certain advanced deposits and monthly premiums. As of December 31, 2025 and 2024, we had an aggregate prepaid insurance asset of $9.8 million and $10.6 million, respectively, which represented prefunded premiums and deposits.
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
During 2023, the Company placed assets in service that were purchased using grants from the EPA’s Targeted Airshed Grant (administered by the CARB) and the South Coast Air Quality Management District’s Joint Electric Truck Scaling Initiative. The Company believes it met the requirements during 2023, and for the years ended December 31, 2025 and 2024, depreciation and amortization expense was reduced by $2.4 million and $2.2 million, respectively, in the consolidated statements of comprehensive income. As of December 31, 2025, the Company’s consolidated balance sheets included $0.9 million of grant receivables within other receivables and $2.5 million and $9.5 million in deferred grant income within other current liabilities and other noncurrent liabilities, respectively. As of December 31, 2024 the Company’s consolidated balance sheets included $0.2 million of grant receivables within other receivables and $2.4 million and $11.1 million in deferred grant income within other current liabilities and other noncurrent liabilities, respectively.
Accounting Standards Issued but Not Yet Adopted
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), as amended by ASU 2025-01. This ASU expands disclosures related to certain costs and expenses included within each relevant expense caption presented on the face of the income statement. We believe this standard will require us to expand our disclosures but will not have a material effect on our consolidated financial statements. This will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We will adopt this standard in the fourth quarter of 2027.
On September 18, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU modernizes accounting for internal use software, removing references to prescriptive and sequential software development stages. Rather, entities will be required to start capitalizing software costs when management has authorized and committed to funding the software project and the probable-to-complete recognition threshold has been met. The provisions of this standard are effective for annual reports beginning after December 15, 2027 and subsequent interim periods, with early adoption permitted. The standard may be applied prospectively, retrospectively, or a modified approach. We are currently evaluating the impact and will adopt this standard in the first quarter of 2028.

On December 4, 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) - Accounting for Government Grants Received by Business Entities. This ASU adds authoritative guidance about the recognition, measurement, and presentation of government grants. Previously, entities needed to analogize the guidance of International Accounting Standards 20. Entities will be required to recognize grants through either the deferred income approach or the cost accumulation approach. For the deferred income approach, the grant income is recognized over the period that the entity recognizes expenses that the grant is intended to compensate. This standard is effective for annual reporting periods beginning after December 15, 2028, with early adoption permitted. We do not believe that this standard will have a material effect on our consolidated financial statements. We will adopt the standard in the first quarter of 2028.

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This standard aims to increase the navigability and clarity of Topic 270 and includes a requirement that entities disclose material events from the end of the last annual reporting period. This standard is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. We do not believe that this standard will have a material effect on our consolidated financial statements. We will adopt the standard in the first quarter of 2028.

On December 17, 2025, the FASB issued ASU 2025-12, Codification Improvements. This standard makes minor changes to clarify, correct, or make minor improvements to 33 Accounting Standard Codification topics. This ASU is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. We do not expect any of the amendments to have a material effect on the Company’s financial statements. We will adopt the standard in the first quarter of 2027.

2. ACQUISITIONS

Cowan
On December 2, 2024, we acquired 100% of the membership interest of Cowan and affiliated entities holding assets comprising substantially all of Cowan’ business for approximately $398.6 million inclusive of cash and other working capital adjustments. On December 30, 2024, we paid $31.1 million for select Cowan real estate assets in a separate transaction. The acquisition was financed through a combination of cash on hand and borrowings under a new $400.0 million delayed-draw term loan facility. See Note 7, Debt and Credit Facilities for more information on the delayed-draw term loan facility.
Cowan is primarily a dedicated carrier with a portfolio of complementary services including brokerage, drayage, and warehousing, based in Baltimore, MD, operating primarily in the Eastern and Mid-Atlantic regions of the U.S. which we believe complements our growing dedicated operations.
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
Acquisition-related costs consisting of fees incurred for advisory, legal, and accounting services were $2.0 million and were primarily included in other general expenses in the Company’s consolidated statements of comprehensive income for the period ended December 31, 2024. Costs were not material for 2025.
We finalized our purchase accounting during the fourth quarter of 2025.

The following table summarizes the final Cowan purchase price allocation, including measurement period adjustments.

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions)	December 2, 2024 Opening Balance Sheet	Adjustments	Adjusted December 2, 2024 Opening Balance Sheet
Cash and cash equivalents	$5.4	$—	$5.4
Trade accounts receivable—net of allowance	81.0	—	81.0
Prepaid expenses and other current assets	30.5	1.4	31.9
Net property and equipment	297.9	6.8	304.7
Internal use software and other noncurrent assets (1)	1.5	40.1	41.6
Goodwill	46.2	(41.3)	4.9
Total assets acquired	462.5	7.0	469.5

Trade accounts payable	11.1	—	11.1
Accrued salaries, wages, and benefits	10.6	—	10.6
Claims accruals—current	20.2	7.9	28.1
Other current liabilities	17.6	(4.6)	13.0
Other noncurrent liabilities	4.4	3.7	8.1
Total liabilities assumed	63.9	7.0	70.9

Net assets acquired	$398.6	$—	$398.6
(1)Includes customer relationships, deferred tax assets, trademarks, and internal use software.
Combined unaudited pro forma operating revenues of the Company and Cowan would have been approximately $5,870.0 million and $6,165.6 million for the years ended December 31, 2024 and 2023, respectively, and our earnings for the same periods would not have been materially different.
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
Acquisition-related costs, which consist of fees incurred for advisory, legal, and accounting services, were not material for the periods ended December 31, 2025, 2024, and 2023 and were included in other general expenses in the Company’s consolidated statements of comprehensive income.

The following table summarizes the final M&M purchase price allocation, including measurement period adjustments.

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
The following unaudited pro forma revenues give effect to the acquisition had it been effective January 1, 2023. Combined unaudited pro forma operating revenues of the Company and M&M would have been approximately $5,569.6 million during the year ended December 31, 2023. Our earnings for the same periods would not have been materially different.

3. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. Cowan and M&M revenues since the acquisition dates are included within Transportation revenues, consistent with the remainder of our Truckload segment. The following table summarizes our revenues by type of service, which are explained in greater detail below.

	Year Ended December 31,
Disaggregated Revenues (in millions)	2025	2024	2023
Transportation	$5,244.2	$4,867.1	$5,102.0
Logistics management	214.2	208.5	190.1
Other	215.9	214.9	206.8
Total operating revenues	$5,674.3	$5,290.5	$5,498.9
Transportation
Transportation revenues are generated from our Truckload and Intermodal segments, as well as from our brokerage business, which is included in the Logistics segment.
In the Transportation portfolio, our service obligations to customers are satisfied over time. We do not believe there is a significant impact on the nature, amount, timing, and uncertainty of revenue or cash flows based on the mode of transportation. The economic factors that impact our transportation revenues are generally consistent across these modes given the relatively short-term nature of each contract. For the majority of our transportation business, the “contract with a customer” is identified as an individual order under a negotiated agreement. Some consideration is variable in that a final transaction price is uncertain and is susceptible to factors outside of the Company’s influence, such as the weather or the accumulation of accessorial charges. Pricing information is supplied by rate schedules that accompany negotiated contracts. Occasionally we provide freight services for customers in exchange for non-monetary consideration; none occurred in the years presented.

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

Remaining Performance Obligations (in millions)	December 31, 2025
Expected to be recognized within one year
Transportation	$99.2
Logistics management	19.1
Expected to be recognized after one year
Transportation	140.5
Logistics management	19.3
Total	$278.1
This disclosure does not include revenue related to performance obligations that are part of a contract with an original expected duration of one year or less, nor does it include expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms).

The following table provides information related to contract balances associated with our contracts with customers as of the dates shown.

Contract Balances (in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Other current assets—Contract assets	$21.3	$22.2	$23.7
We generally receive payment within 40 days of completion of performance obligations. Contract assets in the table above relate to revenue in transit at the end of the reporting period. We had no contract liabilities related to amounts customers paid in advance of the associated service for the years ended December 31, 2025, 2024, or 2023.
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

4. FAIR VALUE

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value on
(in millions)	Level in Fair Value Hierarchy	December 31, 2025	December 31, 2024
Equity investment in TuSimple (1)	1	$0.1	$0.1
Marketable securities (2)	2	41.8	47.9
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
The fair value of the Company’s unsecured, fixed rate debt was $51.7 million and $145.9 million as of December 31, 2025 and 2024, respectively. The carrying value of the Company’s debt was $50.0 million and $145.0 million as of December 31, 2025 and 2024, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable year. This valuation used Level 2 inputs.
The recorded values of cash, trade accounts receivable, lease receivables, trade accounts payable, and amounts outstanding under revolving credit agreements and the delayed-draw term loan facility approximate fair values.
We measure non-financial assets, such as assets held for sale and other long-lived assets, at fair value when there is an indicator of impairment and only when we recognize an impairment loss. The table below sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis during 2025.

(in millions)	Level in Fair Value Hierarchy	Fair Value on December 31, 2025
Assets held for sale (1)	2	$2.1
(1)Our held for sale transportation equipment is evaluated for impairment using market data upon classification as held for sale or as impairment indicators are present. If the carrying value of the assets held for sale exceeds the fair value, an impairment is recorded. All assets held for sale as of December 31, 2025 were recorded at fair value. Refer to Note 1, Summary of Significant Accounting Policies, for further details on impairment charges.
As part of our acquisitions, certain assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. Refer to Note 2, Acquisitions, for further details.

5. INVESTMENTS

Marketable Securities
The following table presents the remaining maturities and values of our marketable securities as of the dates shown.

	December 31, 2025			December 31, 2024
(in millions, except maturities in months)	Remaining Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	2 to 62 months	$18.0	$17.1	$21.0	$19.2
Corporate debt securities	1 to 88 months	11.2	11.1	15.3	14.9
State and municipal bonds	3 to 154 months	13.7	13.6	14.2	13.8
Total marketable securities		$42.9	$41.8	$50.5	$47.9
Equity Investments without Readily Determinable Fair Values
The Company’s primary strategic equity investments without readily determinable fair values include PSI, a provider of telematics and fleet management tools, and MLSI, a transportation technology development company. The Company previously had an investment in ChemDirect, a business-to-business digital marketplace for the chemical industry. In February 2025, ChemDirect’s Board approved the dissolution of the company, and we recorded a $4.9 million loss in other expense—net on the consolidated statements of comprehensive income for the year ended December 31, 2025.
During the first quarter of 2025, the Company funded a $13.0 million short term note receivable for MLSI which bore interest at 7.5%. In May 2025, the note receivable and accrued interest of $0.4 million were converted into $13.4 million of preferred stock in a noncash transaction.
These investments are accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative. Their combined values as of December 31, 2025 and 2024 were $137.3 million and $124.4 million, respectively. When the Company identifies observable price changes for identical or similar securities of the same issuer, the related equity security is remeasured at fair value as of the date the observable transaction occurred using Level 3 inputs.
In addition to our investment in MLSI, we hold a $10.0 million note receivable from MLSI that was funded during the first quarter of 2023. The note accrues interest over its term and matures in March 2030. As of December 31, 2025 and 2024, the balances, including accrued interest, were $12.2 million and $11.4 million, respectively. We also hold a $2.5 million note receivable from PSI that was executed and funded during the second quarter of 2024. This note accrues interest over its term and matures in March 2027. The outstanding balances, including accrued interest, were $2.8 million and $2.6 million as of December 31, 2025 and 2024, respectively.
The following table summarizes the activity related to these equity investments during the periods presented.

	Year Ended December 31,
(in millions)	2025	2024	2023
Investment in equity securities	$13.4	$0.2	$15.8
Upward adjustments (1)	4.4	2.5	20.0
Downward adjustments	4.9	—	—
Cumulative upward adjustments	78.9
(1)Our updated investment values were determined using the backsolve method, a valuation approach that primarily uses an option pricing model to value shares based on the price paid for recently issued shares.
Equity Investments with Readily Determinable Fair Values
Our non-controlling interest in TuSimple is accounted for under ASC 321, Investments - Equity Securities. Our net investment and activity were not material for the years ended December 31, 2025, 2024, and 2023. See Note 4, Fair Value, for additional information on the fair value of our investment in TuSimple.

Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, an entity that provides a platform for shippers to track and manage their GHG emissions. Our interest is being accounted for under ASC 323, Investments - Equity Method and Joint Ventures. For the years ended December 31, 2025 and 2024, activity was not material. The carrying value of our investment was $4.1 million and $4.5 million as of December 31, 2025 and December 31, 2024, respectively.
All of our equity investments, as well as our notes receivable from MLSI and PSI, are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses (income)—net on the consolidated statements of comprehensive income.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the years ended December 31, 2025 and 2024.

(in millions)	Truckload	Logistics	Total
Balance on December 31, 2023	$317.5	$14.2	$331.7
Acquisition (see Note 2)	46.2	—	46.2
Balance on December 31, 2024	363.7	14.2	377.9
Acquisition adjustments (see Note 2)	(40.5)	—	(40.5)
Balance on December 31, 2025	$323.2	$14.2	$337.4
During the year ended December 31, 2025, we recorded $18.5 million of customer relationships and $10.5 million of trademarks in connection with the finalization of purchase accounting related to the Cowan acquisition. These identifiable, finite-lived intangible assets are being amortized over their weighted-average amortization period of 15.0 years. Refer to Note 2, Acquisitions, for further details.
As of December 31, 2025 and 2024, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
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
During the fourth quarter of 2025 and 2024, annual impairment tests were performed for our reporting units with goodwill as of October 31, our assessment date. No impairments resulted as part of the 2025 or 2024 annual impairment tests.
The identifiable finite lived intangible assets other than goodwill listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets.

	December 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62.0	$9.1	$52.9	$43.5	$4.8	$38.7
Trademarks	21.4	4.1	17.3	10.9	2.4	8.5
Non-compete agreements	5.4	2.6	2.8	5.4	1.5	3.9
Total intangible assets	$88.8	$15.8	$73.0	$59.8	$8.7	$51.1
Amortization expense for intangible assets was $7.1 million and $5.0 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Estimated future amortization expense related to intangible assets is as follows:

(in millions)	December 31, 2025
2026	$7.0
2027	7.0
2028	6.5
2029	5.9
2030	5.9
2031 and thereafter	40.7
Total	$73.0

7. DEBT AND CREDIT FACILITIES

As of December 31, 2025 and 2024, debt included the following:

(in millions)	December 31, 2025	December 31, 2024
Unsecured senior note: principal payable at maturity in 2028; interest payable in semiannual installments through the same timeframe; weighted-average interest rate of 6.95% and 4.36% for 2025 and 2024, respectively	$50.0	$145.0
Receivables purchase agreement: matures May 2027; variable rate interest payments due monthly based on Term SOFR; weighted-average interest rate of 5.33% for 2025 and 6.12% in 2024	—	70.0
Delayed-draw term loan facility: matures November 2029; variable rate interest payments due monthly based on Term SOFR; weighted-average interest rate of 5.38% for 2025 and 5.61% for 2024	347.5	300.0
Total debt and credit facilities	397.5	515.0
Current maturities	(8.6)	(98.7)
Debt issuance costs	(0.5)	—
Long-term debt and credit facilities	$388.4	$416.3
Scheduled future debt principal payments are as follows:

(in millions)	December 31, 2025
2026	$8.6
2027	8.4
2028	58.2
2029	322.3
Total	$397.5
Our Revolving Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. The 2022 Credit Facility also includes a $100.0 million sublimit for the issuance of letters of credit. Standby letters of credit under this agreement totaled $0.4 million as of December 31, 2025 and 2024, primarily related to real estate lease requirements.
In the second quarter of 2024, we renewed our Receivables Purchase Agreement (the “2024 Receivables Purchase Agreement”), which provides borrowing capacity of up to $200.0 million against qualifying trade receivables through May 2027. This agreement includes a $100.0 million sublimit for the issuance of letters of credit, which was increased to $150.0 million pursuant to an amendment executed in the third quarter of 2025. Our previous agreement, the “2021 Receivables Purchase Agreement,” provided borrowing capacity of up to $150.0 million against qualifying trade receivables at rates based on the one-month Term SOFR and matured in July 2024. Borrowings under the 2024 Receivables Purchase Agreement were classified as long-term debt and finance lease obligations as of December 31, 2024. Standby letters of credit under these agreements totaled $102.9 million and $97.8 million as of December 31, 2025 and 2024, respectively, and were primarily related to certain insurance obligations.

On August 30, 2023, SNL issued and sold $50.0 million of senior promissory notes under a Private Shelf Agreement to certain affiliates of PGIM, Inc. (“Prudential”). These notes bear interest at 5.63% per year, are payable semiannually, and mature in August 2028.
On November 22, 2024, SNL entered into a credit agreement with Bank of America as administrative agent, establishing a delayed-draw term loan facility of up to $400.0 million. Borrowings under this unsecured facility bear interest at either the Term SOFR or ABR (Alternate Base Rate) at our election and mature in November 2029. During the first quarter of 2025, we drew the remaining $100.0 million of available capacity. Outstanding borrowings under this agreement totaled $347.5 million and $300.0 million as of December 31, 2025 and 2024, respectively. Beginning in September 2025, quarterly principal payments equal to 0.625% of the outstanding balance are due until maturity.
The credit agreements and the guaranty agreements related to the unsecured senior notes contain various financial and other covenants, including minimum consolidated net worth, consolidated net debt, restrictions on additional indebtedness, transactions with affiliates, shareholder debt, and restricted payments. These agreements also contain change-of-control provisions, which define a change-of-control as the Schneider family owning less than 50% of the combined voting power of our capital shares. A change-of-control event would result in immediate termination of unused commitments under the credit agreements and require repayment of all outstanding borrowings plus accrued interest and fees. Upon a change of control, the senior notes require us to offer prepayment of the outstanding principal and interest accrued to the date of prepayment, which is required to be within 20 to 60 days from the date of notice.
As of December 31, 2025, the Company was in compliance with all financial covenants.

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

The following table presents our net lease costs for the years ended December 31, 2025, 2024, and 2023.

	Financial Statement Classification	Year Ended December 31,
(in millions)		2025	2024	2023
Operating lease cost
Operating lease cost	Operating supplies and expenses—net	$42.0	$38.3	$36.7
Short-term lease cost (1)	Operating supplies and expenses—net	4.8	5.4	7.7
Finance lease cost
Amortization of right-of-use assets	Depreciation and amortization	3.7	4.5	3.9
Interest on lease liabilities	Interest expense	0.3	0.5	0.5
Variable lease cost	Operating supplies and expenses—net	4.1	2.5	2.7
Sublease income	Operating supplies and expenses—net	(2.5)	(2.4)	(2.3)
Total net lease cost		$52.4	$48.8	$49.2
(1)Includes short-term lease costs for leases twelve months or less, including those with a duration of one month or less.
As of December 31, 2025 and 2024, remaining lease terms and discount rates under operating and finance leases were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases	3.7 years	3.6 years
Finance leases	2.3 years	2.8 years

Weighted-average discount rate (1)
Operating leases	5.2%	5.2%
Finance leases	5.2%	5.1%
(1)Determined based on a portfolio approach.
Additional information related to our leases is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$42.3	$39.0	$36.7
Operating cash flows for finance leases	0.3	0.5	0.5
Financing cash flows for finance leases	3.9	4.5	3.9

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$41.4	$30.6	$52.6
Finance leases	0.5	0.9	5.8
Operating lease right-of-use assets, current operating lease liabilities, and noncurrent operating lease liabilities are included in internal use software and other noncurrent assets, other current liabilities, and other noncurrent liabilities, respectively, in the consolidated balance sheets. Operating lease right-of-use assets were $90.3 million and $79.0 million as of December 31, 2025 and 2024, respectively. Impairment amounts were not significant for the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025, future lease payments under operating and finance leases were as follows:

(in millions)	Operating Leases	Finance Leases
2026	$35.1	$2.7
2027	24.9	1.5
2028	18.9	1.0
2029	13.3	0.1
2030	8.3	—
2031 and thereafter	4.0	—
Total	104.5	5.3
Amount representing interest	(9.7)	(0.3)
Present value of lease payments	94.8	5.0
Current maturities	(31.2)	(2.5)
Long-term lease obligations	$63.6	$2.5
As of December 31, 2025, we did not have any leases that were signed but had not yet commenced.
The consolidated balance sheets include right-of-use assets acquired under finance leases as components of property and equipment as of December 31, 2025 and 2024. Real and other property under finance leases are being amortized to a zero net book value over the initial lease term.

(in millions)	December 31, 2025	December 31, 2024
Transportation equipment	$5.1	$7.4
Real property	1.3	1.3
Other property	6.4	8.9
Accumulated amortization	(8.1)	(9.6)
Total	$4.7	$8.0
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
In addition, we also collect one-time administrative fees and heavy vehicle use tax on our leases. We have elected to not separate the different components within the contract as the administrative fees were not material for the years ended December 31, 2025, 2024, and 2023. We have also elected to exclude all taxes assessed by a governmental authority from the consideration (e.g., heavy vehicle use tax). All of our leases require fixed payments, therefore we have no variable payment provisions.
As of December 31, 2025 and 2024, investments in lease receivables were as follows:

(in millions)	December 31, 2025	December 31, 2024
Future minimum payments to be received on leases	$162.9	$166.2
Guaranteed residual lease values	93.5	96.7
Total minimum lease payments to be received	256.4	262.9
Unearned income	(43.8)	(44.5)
Net investment in leases	$212.6	$218.4

The amounts to be received on lease receivables as of December 31, 2025 were as follows:

(in millions)	December 31, 2025
2026	$106.1
2027	84.7
2028	64.0
2029	1.6
Total undiscounted lease cash flows	256.4
Amount representing interest	(43.8)
Present value of lease receivables	212.6
Current lease receivables—net of allowance	(80.7)
Long-term lease receivable	$131.9
Prior to entering a lease contract, we assess the credit quality of the potential lessee using credit checks and other relevant factors, ensuring that the inherent credit risk is consistent with our existing lease portfolio. Given our leases have fully guaranteed residual values and we can take possession of the transportation-related equipment in the event of default, we do not categorize net investment in leases by different credit quality indicators upon origination. We monitor our lease portfolio weekly by tracking amounts past due, days past due, and outstanding maintenance account balances, including performing subsequent credit checks as needed. Our net investment in leases with any portion past due as of December 31, 2025 was $62.1 million, which includes both current and future lease payments.
Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of December 31, 2025, our lease payments past due were $2.3 million.
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

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue	$238.4	$234.5	$206.1
Cost of goods sold	(214.4)	(210.5)	(174.9)
Operating profit	$24.0	$24.0	$31.2

Interest income on lease receivables	$32.6	$32.0	$36.1

9. INCOME TAXES

The table below provides the updated requirements of ASU 2023-09 for 2025.
The provision for income taxes for the year ended December 31, 2025 differed from the amounts computed using the federal statutory rate in effect as follows:

	Year Ended December 31, 2025
(in millions, except percentages)	Dollar Impact	Percent
Provision for income taxes at U.S. federal statutory rate	$29.0	21.0%
State and local income taxes, net of federal benefit(1)	3.8	2.7
Foreign tax effects	0.2	0.1
Effect of changes in tax laws or rates enacted in the current period	(0.7)	(0.5)
Tax credits
Transferable tax credits	(2.0)	(1.4)
Other credits	(1.2)	(0.8)
Nontaxable or nondeductible items
Nondeductible per diem payments	3.0	2.2
Nondeductible compensation	2.1	1.5
Other	0.8	0.6
Changes in unrecognized tax benefits	(0.6)	(0.5)
Total tax provision and effective tax rate	$34.4	24.9%
(1) State taxes in California, Connecticut, and Illinois made up the majority of the tax effect in this category.
As previously disclosed, the provision for income taxes for the years ended December 31, 2024 and 2023 differed from the amounts computed using the federal statutory rate in effect as follows:

	2024		2023
(in millions, except percentages)	Dollar Impact	Percent	Dollar Impact	Percent
Income tax at federal statutory rate	$32.0	21.0%	$64.3	21.0%
State tax—net of federal effect	3.0	2.0	13.8	4.5
Change in valuation allowance	—	—	(10.7)	(3.5)
Other—net	0.2	0.1	0.2	0.1
Total tax provision and effective tax rate	$35.2	23.1%	$67.6	22.1%
The components of the provision for income taxes for the years ended December 31, 2025, 2024, and 2023 were as follows:

(in millions)	2025	2024	2023
Current:
Federal	$32.9	$27.3	$15.2
Foreign	0.3	0.5	(10.1)
State	4.4	3.5	6.7
	37.6	31.3	11.8
Deferred:
Federal	(3.0)	3.6	47.7
State and other	(0.2)	0.3	8.1
	(3.2)	3.9	55.8

Total provision for income taxes	$34.4	$35.2	$67.6
For all years presented, the pretax income associated with foreign entities is insignificant. For the years ended December 31, 2025, and 2024, the foreign provision for income taxes is insignificant to our overall position. For the year ended December 31, 2023, the foreign benefit for income taxes is primarily related to the tax impact on the sale of our Canadian facility.

The following is a supplemental schedule of cash paid for income taxes:

(in millions)	2025
Cash paid during the year for income taxes, net of refunds
U.S. Federal	$(1.2)
U.S. State and Local:
Pennsylvania	0.8
Ohio	0.7
Tennessee	0.6
Alabama	0.4
Texas	0.4
Louisiana	0.2
Other	2.0
Foreign:
Mexico	0.4
Canada	0.1
Total cash paid during the year for income taxes	$4.4

The following table represents the cash (refunded) paid for income taxes prior to the adoption of ASU 2023-09

(in millions)	2024	2023
Cash (refunded) paid during the year for income taxes	$(0.2)	$67.6

The components of the net deferred tax liability included in deferred income taxes in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

(in millions)	2025	2024
Deferred tax assets:
Compensation and employee benefits	$8.6	$8.3
Insurance and claims accruals	11.5	3.9
Operating lease liabilities	23.3	20.5
Federal credit carryforward	—	34.8
State net operating losses and credit carryforwards	19.5	15.0
Other	10.2	8.5
Total gross deferred tax assets	73.1	91.0
Valuation allowance	(1.0)	(1.0)
Total deferred tax assets—net of valuation allowance	72.1	90.0
Deferred tax liabilities:
Property and equipment	593.9	595.9
Prepaid expenses	9.6	7.5
Intangible assets	21.5	14.8
Operating lease right-of-use assets	21.8	19.0
Other	19.1	18.4
Total gross deferred tax liabilities	665.9	655.6
Net deferred tax liability	$593.8	$565.6
Unrecognized Tax Benefits
Our unrecognized tax benefits as of December 31, 2025 would reduce the provision for income taxes if subsequently recognized. Accrued interest and penalties for such unrecognized tax benefits as of December 31, 2025 and 2024 were $2.4 million and $2.6 million, respectively.

As of December 31, 2025, 2024, and 2023, a reconciliation of the beginning and ending unrecognized tax benefits, which is recorded as other noncurrent liabilities in the consolidated balance sheets, is as follows:

(in millions)	2025	2024	2023
Gross unrecognized tax benefits—beginning of year	$4.0	$4.4	$6.0
Gross decreases—tax positions taken in prior years	(0.5)	(0.4)	(0.5)
Settlements	—	—	(1.1)
Gross unrecognized tax benefits—end of year	$3.5	$4.0	$4.4
Tax Examinations
We file a U.S. federal income tax return, as well as income tax returns in a majority of state tax jurisdictions. We also file returns in foreign jurisdictions. The years 2022, 2023, and 2024 are open for examination by the IRS, and various years are open for examination by state and foreign tax authorities. In October 2025, the statute for 2021 expired. State and foreign jurisdictional statutes of limitations generally range from three to four years.
Carryovers
As of December 31, 2025, we had $354.1 million of state net operating loss carryforwards which are subject to expiration from 2026 to 2046; $2.6 million of state credit carryforwards, which are subject to expiration from 2027 to 2041; and $5.1 million of capital loss carryovers. There is the ability to carryback the full amount of the capital losses to refund taxes paid in 2022. We did not have any federal credit carryforwards. The deferred tax assets related to carryforwards as of December 31, 2025 were $17.4 million for state net operating loss carryforwards, $2.1 million for state credit carryforwards, and $1.1 million for capital loss carryovers. Carryovers are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies, and projections of future taxable income. As of December 31, 2025, we carried a total valuation allowance of $1.0 million, which was against state deferred tax assets.

10. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
(in millions, except per share data)	2025	2024	2023
Numerator:
Net income available to common shareholders	$103.6	$117.0	$238.5
Denominator:
Weighted average common shares outstanding	175.2	175.5	177.3
Dilutive effect of share-based awards and options outstanding	0.6	0.6	0.8
Weighted average diluted common shares outstanding (1)	175.9	176.1	178.2

Basic earnings per common share (2)	$0.59	$0.67	$1.35
Diluted earnings per common share (2)	0.59	0.66	1.34
(1) Weighted average diluted common shares outstanding may not sum due to rounding.
(2) Earnings per share were calculated on full precision amounts.

Share-based awards and options excluded from the calculation of diluted earnings per share due to having an anti-dilutive effect for the years ended December 31, 2025, 2024, and 2023 were not material.
Common Shares Outstanding
As of December 31, 2025, 2024, and 2023, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the years ended December 31, 2025, 2024, and 2023.

The following table shows changes to our Class B common shares outstanding for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
Outstanding at beginning of period	92,221,383	92,931,242	94,993,144
Repurchases of common stock	(621,818)	(1,289,769)	(2,505,267)
Share issuances	528,653	698,133	681,642
Exercise of employee stock options	36,596	137,235	6,000
Shares withheld for employee taxes	(179,187)	(255,458)	(244,277)
Outstanding at end of period	91,985,627	92,221,383	92,931,242
In January 2023, our Board approved a share repurchase program under which the Company was authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares (“the 2023 Program”). As of December 31, 2025, the Company had repurchased $110.1 million of the $150.0 million authorized under the repurchase program.
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
Dividends Declared
During 2025, 2024, and 2023, the Company declared cash dividends totaling $0.38, $0.38, and $0.36 per share, respectively.
Subsequent Events - Dividends Declared and Share Repurchase Program
In January 2026, our Board declared a quarterly cash dividend for the first fiscal quarter of 2026 in the amount of $0.10 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on March 13, 2026 and is expected to be paid on April 8, 2026.
In January 2026, our Board also authorized a new three-year, $150.0 million share repurchase program, effective upon the expiration of the 2023 Program. This new authorization replaces the 2023 Program, does not obligate the Company to repurchase a minimum number of shares, and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions.
11. EMPLOYEE BENEFIT PLANS

We sponsor defined contribution plans for certain eligible employees. Under these plans, annual contribution levels, as defined in the plan agreements, are based upon years of service. Expense under these plans totaled $12.7 million, $12.8 million, and $13.5 million in 2025, 2024, and 2023, respectively, and is classified in salaries, wages, and benefits in the consolidated statements of comprehensive income.

We also have a savings plan, organized pursuant to Section 401(k) of the Internal Revenue Code, to provide employees with additional income upon retirement. Under the terms of the plan, substantially all employees may contribute a percentage of their annual compensation, as defined, to the plan. We make contributions to the plan, up to a maximum amount per employee, based on a percentage of employee contributions. Our net expense under this plan was $12.4 million, $14.1 million, and $15.4 million in 2025, 2024, and 2023, respectively.

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
The following table summarizes the components of our employee share-based compensation expense.

	Year Ended December 31,
(in millions)	2025	2024	2023
Restricted shares and RSUs	$14.1	$13.7	$9.7
Performance shares and PSUs	2.7	(1.6)	3.9
Non-qualified stock options	0.2	0.3	2.0
Share-based compensation expense	$17.0	$12.4	$15.6

Related tax benefit	$4.2	$2.9	$3.5
As of December 31, 2025, we had $15.3 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.7 years.
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

Restricted Shares and RSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested on December 31, 2022	695,467	$23.92
Granted (1)	378,453	28.45
Vested	(272,678)	23.41
Forfeited	(53,685)	26.21
Unvested on December 31, 2023	747,557	26.24
Granted (1)	657,251	24.35
Vested	(299,013)	25.56
Forfeited	(7,965)	25.41
Unvested on December 31, 2024	1,097,830	25.30
Granted (1)	484,945	27.33
Vested	(475,014)	25.31
Forfeited	(46,219)	26.40
Unvested on December 31, 2025	1,061,542	$26.17
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

Performance Shares and PSUs	Number of Awards	Weighted Average Grant Date Fair Value
Unvested on December 31, 2022	602,999	$25.77
Granted (1)	237,886	31.60
Vested	(310,648)	24.43
Forfeited	(129,682)	26.40
Unvested on December 31, 2023	400,555	30.07
Granted (1)	302,841	26.77
Vested	—	—
Forfeited	(185,954)	28.30
Unvested on December 31, 2024	517,442	28.77
Granted (1)	255,003	30.55
Vested	—	—
Forfeited	(238,970)	31.28
Unvested on December 31, 2025	533,475	$28.50
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

Assumptions used in the Monte Carlo simulation for awards granted in 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Weighted-average Monte Carlo value	$30.55	$26.77	$31.60
Monte Carlo assumptions:
Expected term	2.87 years	2.87 years	2.87 years
Expected volatility	36.3%	35.7%	39.3%
Risk-free interest rate	4.2	4.3	4.3
Non-qualified Stock Options
The options granted under the Plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a period of four years, with the first 25% of the grant becoming exercisable approximately one year after the date of grant. The options expire ten years from the date of grant. No non-qualified stock options were granted in 2025, 2024, or 2023.

Non-qualified Stock Options Outstanding	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding on December 31, 2022	1,038,643	$22.39	7.6	$1,794
Exercised (2)	(6,000)	18.99		64
Forfeited	(61,946)	23.71
Outstanding on December 31, 2023	970,697	22.33	5.8	3,140
Exercised (2)	(137,235)	19.03		1,203
Forfeited	(53,080)	24.12
Outstanding on December 31, 2024	780,382	22.79	5.8	5,070
Exercised (2)	(36,596)	21.44		107
Forfeited	—	—
Outstanding on December 31, 2025	743,786	$22.86	4.8	$2,738

Exercisable as of:
December 31, 2023	630,171	$21.48	4.9	$2,531
December 31, 2024	599,535	22.24	5.5	4,224
December 31, 2025	681,707	22.61	4.7	2,674
(1)The aggregate intrinsic value was computed using the closing share price on December 31, 2025 of $26.53, December 31, 2024 of $29.28, and December 31, 2023 of $25.45, as applicable.
(2)Cash received upon exercise of stock options was $0.8 million in 2025, $2.6 million in 2024, and $0.1 million in 2023.

Unvested Non-qualified Stock Options	Number of Awards	Weighted Average Grant Date Fair Value
Unvested on December 31, 2022	635,698	$6.65
Vested	(233,226)	6.59
Forfeited	(61,946)	6.64
Unvested on December 31, 2023	340,526	6.69
Vested	(159,679)	6.54
Forfeited	—	—
Unvested on December 31, 2024	180,847	6.82
Vested	(118,768)	6.61
Forfeited	—	—
Unvested on December 31, 2025	62,079	$7.22

Director Share Awards and Deferred Stock Units
Equity awards are granted to each director annually on the date of our annual shareholder meeting and accounted for as equity-based in accordance with applicable accounting standards for these types of share-based payments. Expense related to our director equity-based awards was $1.5 million in 2025 and 2024 and $1.4 million in 2023.
We also grant equity retainer awards, or shares in lieu of cash, on a quarterly basis to our non-employee directors. These awards consist of fully vested shares of our Class B common stock or DSUs. We account for the quarterly director share awards and DSUs as liability-based in accordance with the applicable accounting standards for these types of share-based payments and remeasure the DSUs at the end of each reporting period through settlement. Expense related to our director liability-based awards was $1.0 million in 2025, $1.2 million in 2024, and $1.1 million in 2023.

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
As of December 31, 2025, our firm commitments to purchase transportation equipment totaled $78.2 million.
In June 2025, we entered into a purchase agreement to acquire land located in Chicago, IL for a purchase price of $21.0 million. The transaction closed in January 2026. As of December 31, 2025, the Company had no additional material commitments or contingencies related to this purchase.
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

14. SEGMENT REPORTING

We have three reportable segments – Truckload, Intermodal, and Logistics – which are primarily differentiated by the types of services each provides.
The Company has three operating segments within the Truckload reportable segment - Dedicated, which includes MLS, M&M, and Cowan (effective December 2024); Van Network; and Bulk. The three operating segments are aggregated as they have similar economic characteristics with our other Truckload operating segments and meet the other aggregation criteria described in ASC 280. Dedicated provides truckload services with consistent routes typically supported by long-term contracts. Van Network consists of irregular routes, and Bulk delivers key inputs for manufacturing processes, such as specialty chemicals.
The Intermodal reportable segment provides rail intermodal and drayage services using Company-owned containers, chassis, and dray tractors.
The Company has two operating segments within the Logistics reportable segment - Brokerage and SCDM - which are aggregated as they have similar economic characteristics and meet the other aggregation criteria described in ASC 280. In the Logistics segment, we provide additional sources of truck capacity, manage transportation-systems analysis requirements for individual customers, and provide transloading and warehousing services. In December 2024, Cowan’s logistics operations were integrated into the Logistics reportable segment.

We generate other revenues from our leasing and captive insurance businesses which are operated by wholly owned subsidiaries. The revenues generated from these businesses are presented as other revenues in the tables below. Corporate and other (loss) income from operations-net in the tables below reflect expenses incidental to our operations and not attributable to any of the reportable segments and other allocated corporate costs.
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
Separate balance sheets are not prepared for our segments; therefore, assets by segment are not reported. All inter-segment transactions are eliminated in consolidation.
Substantially all of our revenues and assets were generated or located within the U.S.
The following tables summarize our segment information. Inter-segment revenues included in Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $114.4 million, $104.7 million and $77.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Segment Revenues and Expenses	Year Ended December 31, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$2,470.4	$1,075.1	$1,333.0	$4,878.5
Fuel surcharge revenues	404.4	174.3	5.9	584.6
Segment operating revenues	2,874.8	1,249.4	1,338.9	5,463.1
Other revenues				392.6
Elimination of inter-segment revenues				(177.2)
Elimination of inter-segment fuel surcharge revenues				(4.2)
Operating revenues				5,674.3

Salaries, wages, and benefits	1,084.4	175.5	113.0
Purchased transportation, fuel, and fuel taxes	629.5	795.1	1,057.9
Depreciation and amortization	339.9	52.6	1.1
Operating supplies and expenses-net	335.3	70.0	59.9
Other segment expenses(1)	377.7	91.5	82.0

Segment income from operations	$108.0	$64.7	$25.0	197.7
Corporate and other loss from operations—net				(28.8)
Income from operations				168.9

Total other expenses—net				30.9

Income before income taxes				$138.0

Segment Revenues and Expenses	Year Ended December 31, 2024
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$2,170.7	$1,041.2	$1,281.3	$4,493.2
Fuel surcharge revenues	392.1	183.7	6.7	582.5
Segment operating revenues	2,562.8	1,224.9	1,288.0	5,075.7
Other revenues				383.9
Elimination of inter-segment revenues				(162.8)
Elimination of inter-segment fuel surcharge revenues				(6.3)
Operating revenues				5,290.5

Salaries, wages, and benefits	941.4	176.3	100.5
Purchased transportation, fuel, and fuel taxes	631.3	784.3	1,031.2
Depreciation and amortization	304.0	53.3	0.1
Operating supplies and expenses-net	264.5	65.6	45.2
Other segment expenses(1)	332.5	90.9	78.3

Segment income from operations	$89.1	$54.5	$32.7	176.3
Corporate and other loss from operations—net				(11.1)
Income from operations				165.2

Total other expenses—net				13.0

Income before income taxes				$152.2

Segment Revenues and Expenses	Year Ended December 31, 2023
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$2,155.7	$1,050.7	$1,393.7	$4,600.1
Fuel surcharge revenues	461.2	224.0	6.9	692.1
Segment operating revenues	2,616.9	1,274.7	1,400.6	5,292.2
Other revenues				333.4
Elimination of inter-segment revenues				(118.9)
Elimination of inter-segment fuel surcharge revenues				(7.8)
Operating revenues				5,498.9

Salaries, wages, and benefits	853.2	173.7	102.7
Purchased transportation, fuel, and fuel taxes	749.5	805.0	1,113.9
Depreciation and amortization	278.7	53.4	0.1
Operating supplies and expenses-net	232.9	66.0	51.6
Other segment expenses(1)	331.9	105.6	86.4

Segment income from operations	$170.7	$71.0	$45.9	287.6
Corporate and other income from operations—net				8.8
Income from operations				296.4

Total other income—net				(9.7)

Income before income taxes				$306.1
(1)For each reportable segment, other segment expenses include insurance and related expenses and other general expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. Based upon their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP.
Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that as of December 31, 2025, our internal control over financial reporting was effective.
The effectiveness of internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited our consolidated financial statements. Deloitte & Touche LLP’s attestation report on internal control over financial reporting is included herein.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for the information concerning our executive officers and our Code of Conduct below, the information required by Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025.
Our Board has adopted a Code of Conduct applicable to all employees and a Code of Ethics for the CEO and Senior Financial Officers which applies to our CEO, CFO, and other individuals performing similar functions. We have posted copies of our Code of Conduct and Code of Ethics for our CEO and Senior Financial Officers on the “Investors - Governance” section of our website at www.schneider.com. We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding any amendments to, or waivers from, the Code of Conduct or Code of Ethics for CEO and Senior Financial Officers by posting such information on the “Investors” section of our website at www.schneider.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
Information About Our Executive Officers
Our executive officers as of February 20, 2026, together with their ages, positions, and business experience are below:

Name	Age	Position
Mark B. Rourke	61	President, Chief Executive Officer and Director
Darrell G. Campbell	47	Executive Vice President, Chief Financial Officer
Shaleen Devgun	53	Executive Vice President, Chief Innovation & Technology Officer
James Filter	55	Executive Vice President, Group President of Transportation & Logistics
Angela Fish	54	Executive Vice President, Human Resources
Thomas G. Jackson	60	Executive Vice President, General Counsel & Corporate Secretary
Robert Reich	59	Executive Vice President, Chief Administrative Officer
Mark B. Rourke has served as our President and Chief Executive Officer, and as a Director, since April 2019. Prior to serving as our Chief Executive Officer, Mr. Rourke served as Executive Vice President and Chief Operating Officer and held various other roles within Schneider including President of our Truckload Services Division and General Manager of Schneider Transportation Management, where he was responsible for the effective delivery to market of sole source, promotional, and brokerage service offerings. Mr. Rourke held a variety of other leadership roles at Schneider with increasing responsibility including Vice President of Customer Service, Director of Transportation Planning for Customer Service, Midwest Area Service Manager for Customer Service, and Director of Driver Training. Mr. Rourke joined our company in 1987, holds a bachelor’s degree in marketing from the University of Akron, Ohio, and has attended programs on corporate governance and strategic leadership at Harvard University. He currently serves on the Board for The Manitowoc Company, Inc., the Trucking Alliance, and the Green Bay Packers. On January 28, 2026, we announced that, as part of a planned leadership transition, Mr. Rourke will assume the role of Executive Chairman of the Board of Directors, effective July 1, 2026.
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

James Filter has served as our Executive Vice President, Group President of Transportation and Logistics since April 2022. Prior to assuming his current role, Mr. Filter served as Senior Vice President and General Manager of Intermodal from 2015 to 2021 when his responsibilities were expanded to include accountabilities as Chief Commercial Officer. Mr. Filter joined our company in 1998 having previously worked at United Parcel Service (UPS) and served in the U.S. Marine Corps. He holds a bachelor’s degree from the University of Wisconsin-Green Bay and a master’s degree in business administration from Wayne State University. He currently serves on the Board for the Cofrin School of Business at the University of Wisconsin Green Bay. On January 28, 2026, we announced that, as part of a planned leadership transition, Mr. Filter will assume the role of President and Chief Executive Officer, effective July 1, 2026.
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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the information set forth under the captions “Corporate Governance - Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables and Narrative” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes share and exercise price information about our equity compensation plans as of December 31, 2025. All of our equity compensation plans pursuant to which grants are currently being made have been approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	2,286,858	$22.86	2,124,760
Equity compensation plans not approved by security holders	—	—	—
Total	2,286,858	$22.86	2,124,760
(1)The calculation of the weighted average exercise price includes only stock options and does not include the outstanding deferred stock units, restricted stock units, and performance-based restricted stock units reflected in the first column.

The remaining information required by Item 12 is incorporated herein by reference to the information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, the Board, and Management” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the information set forth under the caption “Corporate Governance” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements
Our consolidated financial statements are included in Part II, Item 8, above.
(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts (in millions)

Allowance for Doubtful Accounts and Revenue Adjustments for the Year Ended	Balance at Beginning of Year	Charged (Credited) to Expense/Against Revenue	Write-offs—Net of Recoveries	Balance at End of Year
December 31, 2023	$13.7	$7.9	$(6.6)	$15.0
December 31, 2024	15.0	(4.6)	(3.1)	7.3
December 31, 2025	7.3	3.1	(4.4)	6.0
All other schedules have been omitted either because they are not applicable or because the required information is included in our consolidated financial statements or the notes thereto.
(3) Exhibits

		Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date
3.1	Amended and Restated Articles of Incorporation of Schneider National, Inc., dated as of March 17, 2017	8-K	3.1	001-38054	4/12/2017
3.2	Amended and Restated Bylaws as of April 29, 2024	8-K/A	3.1	001-38054	1/16/2025
4.1	Description of Class B Common Stock	10-K	4.1	001-38054	2/23/2024
9.1	Amended and Restated 1995 Schneider National, Inc. Voting Trust Agreement and Voting Agreement	S-1	9.1	333-215244	12/22/2016
9.2	Joinder to Amended and Restated 1995 Schneider National, Inc. Voting Trust Agreement and Voting Agreement	10-K	9.2	001-38054	2/27/2018
10.1	Joinder and Amendment No. 2, dated as of September 5, 2018, to Amended and Restated Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	9/6/2018
10.2	Amended and Restated Stock Restriction Agreement	S-1	10.6	333-215244	12/22/2016
10.3	Amended and Restated Schneider Family Board Nomination Process Agreement	10-K	10.6	001-38054	2/17/2023

10.4
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
		8-K	4.1	001-38054	4/12/2017
10.5+	Schneider National, Inc. 2017 Omnibus Incentive Plan	S-1/A	10.9	333-215244	3/7/2017
10.6+	Schneider National, Inc. Senior Management Incentive Plan	S-1/A	10.10	333-215244	3/7/2017
10.7+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement	S-1/A	10.13	333-215244	3/7/2017
10.8+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (Annual Meeting Awards)	S-1/A	10.14	333-215244	3/7/2017
10.9+	Schneider National, Inc. Omnibus Long-Term Incentive Plan	S-1/A	10.18	333-215244	3/7/2017
10.10+	Schneider National, Inc. Long-Term Incentive Plan	S-1/A	10.22	333-215244	3/7/2017
10.11+	Schneider National, Inc. Long-Term Incentive Award Agreement (Restricted Cash)	S-1/A	10.23	333-215244	3/7/2017
10.12+	Schneider National, Inc. 2005 Supplemental Savings Plan as Amended and Restated July 25, 2022	10-K	10.16	001-38054	2/17/2023
10.13+	First Amendment to Schneider National, Inc. 2005 Supplemental Savings Plan	S-1/A	10.25	333-215244	3/7/2017
10.14+	Form of Schneider National, Inc. Pre-IPO Key Employee Non-Compete and No-Solicitation Agreement	S-1/A	10.26	333-215244	3/7/2017
10.15+	Form of Schneider National, Inc. Post-IPO Non-Compete and No-Solicitation Agreement	S-1/A	10.27	333-215244	3/7/2017
10.16+	Form of Schneider National, Inc. Pre-IPO Key Employee Confidentiality Agreement	S-1/A	10.28	333-215244	3/7/2017
10.17+	Form of Schneider National, Inc. Post-IPO Confidentiality Agreement	S-1/A	10.29	333-215244	3/7/2017
10.18+	Schneider National, Inc. Director Deferred Compensation Program	S-1/A	10.30	333-215244	3/7/2017
10.19+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2018)	10-Q	10.5	001-38054	4/30/2018
10.20+	Form of Schneider National, Inc. Non-Compete and Non-Solicitation Agreement (2018)	10-Q	10.6	001-38054	4/30/2018
10.21+	Form of Schneider National, Inc. Confidentiality Agreement (2018)	10-Q	10.7	001-38054	4/30/2018
10.22+	Form of Schneider National, Inc. Restricted Share Award Agreement (2021)	10-Q	10.1	001-38054	4/29/2021
10.23+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2021)	10-Q	10.2	001-38054	4/29/2021
10.24+	Form of Schneider National, Inc. Performance-Based Restricted Share Award Agreement (2021)	10-Q	10.3	001-38054	4/29/2021
10.25+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2021)	10-Q	10.4	001-38054	4/29/2021

10.26+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2021)	10-Q	10.5	001-38054	4/29/2021
10.27	Amendment No. 3 to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended as of December 17, 2013 and as further amended and restated as of September 5, 2018, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	8/2/2021
10.28+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2022)	10-Q	10.1	001-38054	4/29/2022
10.29+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2022)	10-Q	10.2	001-38054	4/29/2022
10.30+	Form of Schneider National, Inc. Nonqualified Stock Option Award Agreement (2022)	10-Q	10.3	001-38054	4/29/2022
10.31+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (2022)	10-Q	10.4	001-38054	4/29/2022
10.32+	Schneider National, Inc. Deferred Equity Plan	10-Q	10.1	001-38054	7/28/2022
10.33	Credit Agreement dated as of November 4, 2022, among Schneider National Leasing, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	001-38054	11/7/2022
10.34+	Form of Schneider National, Inc. Restricted Stock Unit Award Agreement (2023)	10-Q	10.1	001-38054	4/27/2023
10.35+	Form of Schneider National, Inc. Performance-Based Restricted Stock Unit Award Agreement (2023)	10-Q	10.2	001-38054	4/27/2023
10.36+	Form of Schneider National, Inc. Director Restricted Stock Unit Award Agreement (2023)	10-Q	10.3	001-38054	4/27/2023
10.37+	Schneider National, Inc. Executive Change of Control Severance Plan	10-Q	10.4	001-38054	4/27/2023
10.38	Amendment No. 4, dated as of June 1, 2023, to Amended and Restated Receivables Purchase Agreement, dated as of March 31, 2011, as amended as of December 17, 2013, as amended and restated as of September 5, 2018, and as further amended on July 30, 2021, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto	8-K	10.1	001-38054	6/7/2023
10.39+	Schneider National, Inc. Senior Management Incentive Plan, as amended and restated effective July 17, 2023	8-K	10.1	001-38054	7/18/2023
10.40	Private Shelf Agreement dated as of June 17, 2020 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.1	001-38054	9/1/2023
10.41	Amendment No. 1 to Private Shelf Agreement dated as of July 28, 2020 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.2	001-38054	9/1/2023
10.42	Amendment No. 2 to Private Shelf Agreement dated as of July 28, 2023 among Schneider National Leasing, Inc., PGIM, Inc. and the other parties thereto	8-K	10.3	001-38054	9/1/2023
10.43	Form of Parent Guaranty Agreement (included in Exhibit 10.40)	8-K	10.1	001-38054	9/1/2023
10.44	Form of Note (included in Exhibit 10.40)	8-K	10.1	001-38054	9/1/2023
10.45	Amendment No. 5, dated May 29, 2024, to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended and restated as of September 5, 2018, and as further amended on July 30, 2021 and June 1, 2023, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto.	8-K	10.1	001-38054	5/31/2024
10.46	Credit Agreement dated as of November 22, 2024, among the Borrower, the Guarantors, the lenders party thereto and Bank of America, N.A., as administrative agent.	8-K	10.1	001-38054	11/25/2024

10.47	Amendment No. 6, dated August 25, 2025, to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended and restated as of September 5, 2018, and as further amended on July 30, 2021, June 1, 2023, and May 29, 2024, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto.	10-Q	10.1	001-38054	10/30/2025
19.1	Schneider National, Inc. Insider Trading Policy	10-K	19.1	001-38054	2/23/2024
19.2	Schneider National, Inc. Share Repurchase Policy	10-K	19.2	001-38054	2/21/2025
21.1*	Subsidiaries of Schneider National, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Schneider National, Inc. Compensation Recovery Policy	10-K	97	001-38054	2/23/2024
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.
*    Filed herewith.
** Furnished herewith.
+    Constitutes a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	February 20, 2026	/s/ Mark B. Rourke
Mark B. Rourke
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2026.

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