Form 10-Q
period 2026-03-31
Schneider National, Inc.
filed 2026-05-01
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes  ☐            No ☒
As of April 24, 2026, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,094,808 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating revenues	$1,398.5	$1,401.8
Operating expenses:
Purchased transportation	477.6	485.4
Salaries, wages, and benefits	395.3	400.0
Fuel and fuel taxes	124.1	111.3
Depreciation and amortization	110.9	113.6
Operating supplies and expenses—net	187.8	175.1
Insurance and related expenses	40.0	41.2
Other general expenses	29.4	33.1
Total operating expenses	1,365.1	1,359.7
Income from operations	33.4	42.1
Other expenses (income):
Interest income	(1.5)	(1.6)
Interest expense	7.0	7.8
Other expenses—net	0.7	1.1
Total other expenses—net	6.2	7.3
Income before income taxes	27.2	34.8
Provision for income taxes	6.8	8.7
Net income	20.4	26.1
Other comprehensive income (loss):
Foreign currency translation adjustment—net	(0.1)	—
Net unrealized (losses) gains on marketable securities—net of tax	(0.1)	0.5
Total other comprehensive (loss) income—net	(0.2)	0.5
Comprehensive income	$20.2	$26.6

Weighted average shares outstanding	175.1	175.3
Basic earnings per share	$0.12	$0.15

Weighted average diluted shares outstanding	175.9	176.0
Diluted earnings per share	$0.12	$0.15
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	March 31,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$227.8	$201.5
Marketable securities	37.3	41.8
Trade accounts receivable—net of allowance of $5.1 million and $6.0 million, respectively	639.7	578.3
Other receivables	116.5	71.1
Current portion of lease receivables—net of allowance of $0.8 million	80.6	80.7
Inventories—net	78.1	99.8
Prepaid expenses and other current assets	147.6	108.0
Total current assets	1,327.6	1,181.2
Noncurrent Assets:
Property and equipment:
Transportation equipment	4,186.2	4,168.5
Land, buildings, and improvements	292.8	271.5
Other property and equipment	119.3	119.3
Total property and equipment	4,598.3	4,559.3
Less accumulated depreciation	1,898.5	1,839.7
Net property and equipment	2,699.8	2,719.6
Lease receivables	137.5	131.9
Internal use software and other noncurrent assets	420.7	470.0
Goodwill	337.4	337.4
Total noncurrent assets	3,595.4	3,658.9
Total Assets	$4,923.0	$4,840.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$271.9	$208.6
Accrued salaries, wages, and benefits	85.3	78.0
Claims accruals—current	197.7	150.6
Current maturities of debt and finance lease obligations	10.7	11.1
Other current liabilities	116.2	107.5
Total current liabilities	681.8	555.8
Noncurrent Liabilities:
Long-term debt and finance lease obligations	388.1	390.9
Claims accruals—noncurrent	131.3	170.2
Deferred income taxes	594.1	593.8
Other noncurrent liabilities	107.3	104.7
Total noncurrent liabilities	1,220.8	1,259.6
Total Liabilities	1,902.6	1,815.4
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 96,723,870 and 96,402,481 shares issued and 92,094,808 and 91,985,627 shares outstanding, respectively	—	—
Additional paid-in capital	1,617.7	1,619.4
Retained earnings	1,521.0	1,518.2
Accumulated other comprehensive loss	(2.1)	(1.9)
Treasury stock, at cost, 4,629,062 and 4,416,854 shares, respectively	(116.2)	(111.0)
Total Shareholders’ Equity	3,020.4	3,024.7
Total Liabilities and Shareholders’ Equity	$4,923.0	$4,840.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income	$20.4	$26.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.9	113.6
Gains on sales of property and equipment—net	(1.2)	(2.4)
Proceeds from lease receipts	14.4	15.5
Deferred income taxes	0.3	(7.9)
Long-term incentive and share-based compensation expense	4.2	4.6
Loss on investments in equity securities—net	—	0.5
Other noncash items—net	0.7	(0.5)
Changes in operating assets and liabilities:
Receivables	(59.9)	(9.1)
Other assets	(47.1)	(36.6)
Claims reserves and receivables—net	6.8	(7.0)
Payables	25.8	3.9
Other liabilities	17.6	(9.0)
Net cash provided by operating activities	92.9	91.7
Investing Activities:
Purchases of transportation equipment	(40.9)	(114.4)
Purchases of other property and equipment	(27.0)	(6.8)
Proceeds from sale of property and equipment	23.1	24.1
Proceeds from sale of off-lease inventory	6.1	5.7
Purchases of lease equipment	—	(22.6)
Proceeds from marketable securities	4.5	0.4
Investments in equity securities and equity method investment	(0.6)	(0.1)
Investments in notes receivable	—	(13.0)
Net cash used in investing activities	(34.8)	(126.7)
Financing Activities:
Proceeds under revolving credit agreements	—	50.0
Proceeds from long-term debt	—	100.0
Payments of debt and finance lease obligations	(3.3)	(96.0)
Dividends paid	(17.1)	(17.0)
Repurchases of common stock	(5.2)	(8.3)
Other financing activities	(6.2)	(5.1)
Net cash (used in) provided by financing activities	(31.8)	23.6
Net increase (decrease) in cash and cash equivalents	26.3	(11.4)
Cash and Cash Equivalents:
Beginning of period	201.5	117.6
End of period	$227.8	$106.2

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$37.7	$18.0
Dividends declared but not yet paid	18.2	17.2
Cash paid during the period for:
Interest	5.8	8.8
Income taxes—net of refunds	0.6	0.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2025	$—	$1,619.4	$1,518.2	$(1.9)	$(111.0)	$3,024.7
Net income	—	—	20.4	—	—	20.4
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	4.5	—	—	—	4.5
Dividends declared at $0.10 per share of Class A and Class B common shares	—	—	(17.6)	—	—	(17.6)
Repurchases of common stock	—	—	—	—	(5.2)	(5.2)
Shares withheld for employee taxes	—	(6.2)	—	—	—	(6.2)
Balance—March 31, 2026	$—	$1,617.7	$1,521.0	$(2.1)	$(116.2)	$3,020.4

Balance—December 31, 2024	$—	$1,605.3	$1,481.8	$(3.8)	$(96.4)	$2,986.9
Net income	—	—	26.1	—	—	26.1
Other comprehensive income	—	—	—	0.5	—	0.5
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.8)	—	—	(16.8)
Repurchases of common stock	—	—	—	—	(8.3)	(8.3)
Shares withheld for employee taxes	—	(5.1)	—	—	—	(5.1)
Balance—March 31, 2025	$—	$1,605.1	$1,491.1	$(3.3)	$(104.7)	$2,988.2
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL

Nature of Operations
Schneider National, Inc. and its wholly owned subsidiaries (together “Schneider,” the “Company,” “we,” “us,” or “our”) are among the leading providers of multimodal transportation and logistics solutions in North America. We provide safe, reliable, and innovative truckload, intermodal, and logistics services to a diverse group of customers throughout the continental U.S., Canada, and Mexico.
Principles of Consolidation and Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with GAAP and the rules and regulations of the SEC applicable to quarterly reports on Form 10-Q. Therefore, these consolidated financial statements and footnotes do not include all disclosures required by GAAP for annual financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period are not necessarily indicative of the results for a full year. All intercompany transactions have been eliminated in consolidation.
In the opinion of management, these statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for the fair presentation of our financial results for the interim periods presented.
New Accounting Pronouncements
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This standard expands required disclosures for certain costs and expenses included within each relevant expense caption presented on the face of the income statement. Adoption of this standard will require incremental disclosures but is not expected to have a material effect on our consolidated financial statements. This standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt this standard in fiscal year 2027.
On September 18, 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This standard modernizes the accounting for internal use software by eliminating references to prescriptive and sequential software development stages. Under the new guidance, entities will be required to begin capitalizing internal-use software costs when management has authorized and committed to funding the software project and the probable-to-complete recognition threshold has been met. The standard is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual periods, with early adoption permitted. The standard may be applied prospectively, retrospectively, or using a modified transition approach. We are currently evaluating the impact of this standard on our consolidated financial statements and plan to adopt the guidance in fiscal year 2028.
On December 4, 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) - Accounting for Government Grants Received by Business Entities. This standard establishes authoritative U.S. GAAP for the recognition, measurement, and presentation of government grants. Prior to the issuance of this ASU, business entities generally analogized to the guidance in International Accounting Standards 20. Under the new guidance, entities are required to recognize grants using either the deferred income approach or the cost accumulation approach. Under the deferred income approach, grant income is recognized over the period in which the related expenses that the grant is intended to compensate are recognized. The standard is effective for annual reporting periods beginning after December 15, 2028, with early adoption permitted. We do not believe this standard will have a material effect on our consolidated financial statements and expect to adopt the guidance in fiscal year 2029.
On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This guidance is intended to improve the navigability and clarity of Topic 270 and adds a requirement for entities to disclose material events occurring after the end of the most recent annual reporting period. This standard is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. We do not believe this standard will have a material effect on our consolidated financial statements and plan to adopt the guidance in fiscal year 2028.
On December 17, 2025, the FASB issued ASU 2025-12, Codification Improvements. This guidance makes minor amendments to various Accounting Standards Codification topics to clarify, correct, or otherwise improve existing guidance. The ASU is effective for interim and annual reporting periods beginning after December 15, 2026, with early adoption permitted. We do not expect adoption of this ASU to have a material effect on our consolidated financial statements. We plan to adopt the standard in fiscal year 2027.

2. REVENUE RECOGNITION

Disaggregated Revenues
The majority of our revenues are related to transportation and have similar characteristics. The following table summarizes our revenues by type of service.

	Three Months Ended March 31,
Disaggregated Revenues (in millions)	2026	2025
Transportation	$1,277.7	$1,295.6
Logistics management	62.3	53.7
Other	58.5	52.5
Total operating revenues	$1,398.5	$1,401.8
Quantitative Disclosure
The following table provides information about transactions and the expected timing of revenue recognition related to remaining fixed performance obligations for contracts with original terms greater than one year, as of the date shown.

Remaining Performance Obligations (in millions)	March 31, 2026
Expected to be recognized within one year
Transportation	$121.9
Logistics management	17.5
Expected to be recognized after one year
Transportation	129.5
Logistics management	15.6
Total	$284.5
This disclosure excludes performance obligations that are part of a contract with an original expected duration of one year or less. It also excludes expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount to which it has a right to invoice (e.g., usage-based pricing terms).
Information related to contract balances associated with our contracts with customers as of the dates shown is as follows:

Contract Balances (in millions)	March 31, 2026	December 31, 2025
Other current assets—Contract assets	$27.8	$21.3
We generally receive payment within 40 days of performing our obligations under customer contracts. Contract assets in the table above relate to revenue in transit at the end of the reporting period. We had no contract liabilities related to advance payments from customers as of March 31, 2026 and December 31, 2025.

3. FAIR VALUE

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	March 31, 2026	December 31, 2025
Equity investment in TuSimple (1)	1	$0.1	$0.1
Marketable securities (2)	2	37.3	41.8
(1)Our equity investment in TuSimple is classified as Level 1 in the fair value hierarchy as shares of TuSimple’s Class A common stock are traded on an Over the Counter (“OTC”) market. See Note 4, Investments, for additional information.
(2)Marketable securities are classified as Level 2 in the fair value hierarchy as they are valued based on quoted prices for similar assets in active markets or quoted prices for identical or similar assets in markets that are not active. See Note 4, Investments, for additional information.
The fair value of the Company’s unsecured senior notes was $50.5 million and $51.7 million as of March 31, 2026 and December 31, 2025, respectively. The carrying value of the Company’s unsecured senior notes was $50.0 million as of March 31, 2026 and December 31, 2025, respectively. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
The recorded values of cash, trade accounts receivable, lease receivables, trade accounts payable, and amounts outstanding under revolving credit agreements and the delayed-draw term loan facility approximate fair values.

4. INVESTMENTS

Marketable Securities
Our marketable securities are classified as available-for-sale and carried at fair value in current assets on the consolidated balance sheets. While our intent is to hold our securities to maturity, sudden changes in the market or our liquidity needs may cause us to sell certain securities in advance of their maturity date.
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of March 31, 2026 or December 31, 2025. Cost basis is determined using the specific identification method.
The following table presents the remaining maturities and values of our marketable securities as of the dates shown.

	March 31, 2026			December 31, 2025
(in millions, except maturities in months)	Remaining Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	7 to 59 months	$17.0	$16.1	$18.0	$17.1
Corporate debt securities	12 to 85 months	8.2	8.1	11.2	11.1
State and municipal bonds	1 to 151 months	13.2	13.1	13.7	13.6
Total marketable securities		$38.4	$37.3	$42.9	$41.8
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
These investments are accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative. Their combined values as of March 31, 2026 and December 31, 2025 were $137.3 million. When the Company identifies observable price changes for identical or similar securities of the same issuer, the related equity security is remeasured at fair value as of the date the observable transaction occurred using Level 3 inputs.

In addition to our investment in MLSI, we hold a $10.0 million note receivable from MLSI as of March 31, 2026 which was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030. As of March 31, 2026 and December 31, 2025, the balances, including accrued interest, were $12.4 million and $12.2 million, respectively. We also hold a $2.5 million note receivable from Platform Science, Inc. as of March 31, 2026 which was executed and funded during the second quarter of 2024, is subject to interest over its term, and matures in March 2027. As of March 31, 2026 and December 31, 2025, the balances, including accrued interest, were $2.9 million and $2.8 million, respectively.
The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended March 31,
(in millions)	2026	2025
Upward adjustments (1)	$—	$4.4
Downward adjustments	—	4.9
(1)     Our updated investment value in 2025 related to Platform Science, Inc. and was determined using a combination of the discounted cash flow and guideline public company methods.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a Chinese autonomous trucking start-up. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities. Our net investment and activity were not material for the three months ended March 31, 2026 and 2025, nor at December 31, 2025. See Note 3, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, a technology company that designs supply chain and logistics solutions to help companies manage their carbon emissions. The Company accounts for this investment under ASC 323, Investments - Equity Method and Joint Ventures.
For the three months ended March 31, 2026 and 2025, activity was not material. The carrying value of our investment was $4.2 million and $4.1 million as of March 31, 2026 and December 31, 2025, respectively.
All of our equity investments and notes receivable are included in internal use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses—net on the consolidated statements of comprehensive income.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. Our goodwill balance as of March 31, 2026 and December 31, 2025 was $337.4 million and was comprised of $323.2 million and $14.2 million in our Truckload and Logistics segments, respectively.

As of March 31, 2026 and December 31, 2025, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
The identifiable, finite-lived intangible assets listed below are included in internal use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisitions of Cowan, MLS, and M&M.

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62.0	$10.1	$51.9	$62.0	$9.1	$52.9
Trademarks	21.4	4.5	16.9	21.4	4.1	17.3
Non-compete agreements	5.4	2.9	2.5	5.4	2.6	2.8
Total intangible assets	$88.8	$17.5	$71.3	$88.8	$15.8	$73.0

Amortization expense for intangible assets was $1.7 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	March 31, 2026
Remaining 2026	$5.3
2027	7.0
2028	6.5
2029	5.9
2030	5.9
2031 and thereafter	40.7
Total	$71.3

6. DEBT AND CREDIT FACILITIES

As of March 31, 2026 and December 31, 2025, debt included the following:

(in millions)	March 31, 2026	December 31, 2025
Unsecured senior notes: principal matures August 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 5.63% and 6.95% for 2026 and 2025, respectively.	$50.0	$50.0
Delayed-draw term loan facility: matures November 2029; variable rate interest payments due quarterly based on the Term SOFR; weighted-average interest rate of 5.19% and 5.38% for 2026 and 2025, respectively.	345.0	347.5
Total debt and credit facilities	395.0	397.5
Current maturities	(8.5)	(8.6)
Debt issuance costs	(0.4)	(0.5)
Long-term debt	$386.0	$388.4
Our Revolving Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. There were no outstanding borrowings under the 2022 Credit Facility as of March 31, 2026 and December 31, 2025. Borrowings, if any, would bear interest at a variable rate based on Term SOFR. The 2022 Credit Facility includes a $100.0 million sublimit for the issuance of letters of credit. Standby letters of credit outstanding under this facility totaled $0.4 million as of both March 31, 2026 and December 31, 2025 and were primarily related to certain real estate lease requirements.
Our Receivables Purchase Agreement (the “2024 Receivables Purchase Agreement”) allows borrowings against qualifying trade receivables up to $200.0 million through May 2027. There were no outstanding borrowings under the agreement as of both March 31, 2026 and December 31, 2025. Borrowings, if any, would bear interest at a variable rate based on Term SOFR. The 2024 Receivables Purchase Agreement includes a $150.0 million sublimit for the issuance of letters of credit. Standby letters of credit outstanding under the agreement totaled $117.9 million and $102.9 million as of March 31, 2026 and December 31, 2025, respectively, and were primarily related to certain insurance obligations.
Our delayed-draw term loan facility was fully drawn as of the first quarter in 2025. Borrowings under the facility are unsecured and bear interest, at the election of the Company for each borrowing, based on either the Term SOFR or the ABR (“Alternate Base Rate”), and mature in November 2029. Quarterly principal payments equal to 0.625% of the outstanding balance began in September 2025 and will continue through maturity.

7. LEASES

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

In conjunction with our acquisition of M&M, the Company entered into nine related party leases. The leases are for the use of shop, warehouse, office, and drop yard locations throughout the country. As of March 31, 2026, seven of these leases have been renewed and extend through 2029, while the remaining two leases are scheduled to expire later in 2026. The related lease payments are not material.
Additional information related to our leases is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$10.5	$10.4
Operating cash flows for finance leases	0.1	0.1
Financing cash flows for finance leases	0.8	1.0

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$10.4	$7.0
As of March 31, 2026, we had two leases that were signed but not yet commenced totaling $3.5 million. They will commence in the second and third quarters of 2026 and have a term of two and four years, respectively.
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
As of March 31, 2026 and December 31, 2025, investments in lease receivables were as follows:

(in millions)	March 31, 2026	December 31, 2025
Future minimum payments to be received on leases	$168.1	$162.9
Guaranteed residual lease values	95.5	93.5
Total minimum lease payments to be received	263.6	256.4
Unearned income	(45.5)	(43.8)
Net investment in leases	$218.1	$212.6
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
Our net investment in leases with any portion past due as of March 31, 2026 was $41.8 million, which includes both current and future lease payments. Lease payments on our lease receivables are generally due on a weekly basis and are classified as past due when the weekly payment is not received by its due date. As of March 31, 2026, our lease payments past due were $2.2 million.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$58.2	$56.0
Cost of goods sold	(52.9)	(50.5)
Operating profit	$5.3	$5.5

Interest income on lease receivables	$7.7	$7.9

8. INCOME TAXES

Our effective income tax rate was 25.0% for the three months ended March 31, 2026 and 2025, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate adjusted for discrete items. This rate is based on our expected annual income, statutory tax rates, and best estimates of nontaxable and nondeductible income and expense items.
9. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Numerator:
Net income available to common shareholders	$20.4	$26.1
Denominator:
Weighted average common shares outstanding	175.1	175.3
Dilutive effect of share-based awards and options outstanding	0.8	0.7
Weighted average diluted common shares outstanding (1)	175.9	176.0

Basic earnings per common share (2)	$0.12	$0.15
Diluted earnings per common share (2)	0.12	0.15
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
(2)Earnings per share were calculated on full precision amounts.
Share-based awards and options excluded from the calculation of diluted earnings per share due to having an anti-dilutive effect for the three months ended March 31, 2026 and 2025 were not material.
Common Shares Outstanding
As of March 31, 2026 and December 31, 2025, we had 83,029,500 shares of Class A common stock outstanding. There were no changes to the number of shares of Class A common stock outstanding for the three months ended March 31, 2026 and 2025.

Changes to our Class B common shares outstanding for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Outstanding at beginning of period	91,985,627	92,221,383
Repurchases of common stock	(212,208)	(337,352)
Share issuances	532,124	464,557
Shares withheld for employee taxes	(210,735)	(179,187)
Outstanding at end of period	92,094,808	92,169,401
In January 2026, our Board approved a share repurchase program under which the Company is authorized to repurchase up to $150.0 million of its Class A and/or Class B common shares. As of March 31, 2026, the Company had repurchased $5.2 million of its Class B common shares under the share repurchase program.
Subsequent Event - Dividends Declared
In April 2026, the Board declared a quarterly cash dividend for the second fiscal quarter of 2026 in the amount of $0.10 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on June 12, 2026 and will be paid on July 10, 2026.

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
Share-based compensation expense was $4.1 million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of March 31, 2026, we had $31.9 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.1 years.

Equity-based awards granted during the first quarter of 2026 had a grant date fair value of $20.7 million and are included in the table below. RSUs granted in 2026 vest ratably over a period of three years. No restricted shares, performance shares, or non-qualified stock options were granted during the first quarter of 2026.

2026 Grants	Number of Awards Granted	Weighted Average Grant Date Fair Value
RSUs	449,660	$28.73
PSUs	242,960	31.87
Total grants	692,620
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
As of March 31, 2026, our firm commitments to purchase transportation equipment totaled $111.2 million.

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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $29.7 million and $23.0 million for the three months ended March 31, 2026 and 2025, respectively.

Segment Revenues and Expenses	Three Months Ended March 31, 2026
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$618.0	$253.5	$312.3	$1,183.8
Fuel surcharge revenues	111.1	43.7	1.4	156.2
Segment operating revenues	729.1	297.2	313.7	1,340.0
Other revenues				99.6
Elimination of inter-segment revenues				(40.3)
Elimination of inter-segment fuel surcharge revenues				(0.8)
Operating revenues				1,398.5

Salaries, wages, and benefits	269.9	42.3	24.6
Purchased transportation, fuel, and fuel taxes	172.8	191.3	247.8
Depreciation and amortization	84.3	13.0	0.1
Operating supplies and expenses-net	88.5	16.8	15.4
Other segment expenses(1)	93.4	22.9	19.3

Segment income from operations	$20.2	$10.9	$6.5	37.6
Corporate and other loss from operations—net				(4.2)
Income from operations				33.4

Total other expenses—net				6.2

Income before income taxes				$27.2

Segment Revenues and Expenses	Three Months Ended March 31, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$613.7	$260.4	$332.0	$1,206.1
Fuel surcharge revenues	100.8	42.4	1.5	144.7
Segment operating revenues	714.5	302.8	333.5	1,350.8
Other revenues				88.7
Elimination of inter-segment revenues				(36.5)
Elimination of inter-segment fuel surcharge revenues				(1.2)
Operating revenues				1,401.8

Salaries, wages, and benefits	269.6	43.5	29.7
Purchased transportation, fuel, and fuel taxes	160.6	192.4	260.6
Depreciation and amortization	85.1	13.2	0.2
Operating supplies and expenses-net	82.4	17.2	13.9
Other segment expenses(1)	91.7	22.7	21.0

Segment income from operations	$25.1	$13.8	$8.1	47.0
Corporate and other loss from operations—net				(4.9)
Income from operations				42.1

Total other expenses—net				7.3

Income before income taxes				$34.8
(1)For each reportable segment, other segment expenses include insurance and related expenses and other general expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2025.

INTRODUCTION

Company Overview
We are a transportation and logistics services company providing a comprehensive, multimodal portfolio of truckload, intermodal, and logistics solutions. Our diversified portfolio of complementary service offerings enables us to serve our customers’ varied transportation needs while allocating capital in a manner designed to maximize returns across market cycles and economic conditions. We continuously monitor our performance and prevailing market conditions to ensure appropriate deployment of capital and resources to support business growth and optimize returns across our reportable segments. Our strong balance sheet, scalable platform, and experienced management and operations teams support our acquisition strategy, which focuses on acquiring high-quality businesses that meet our disciplined selection criteria, enhance our service offerings, and broaden our customer base.
Our truckload services include over-the-road freight transportation utilizing dry van, bulk, temperature-controlled, and flat-bed trailers under network or dedicated configurations. Freight is transported and delivered by our company-employed drivers operating company-owned equipment, as well as by owner-operators utilizing company-owned trailers. These services are provided through long-haul or regional operations and include customized solutions for high-value and time-sensitive freight throughout North America.
Our intermodal services consist of door-to-door container on flat car transportation utilizing a combination of rail and drayage services in coordination with our rail provider partners. Our intermodal operations primarily use company-owned containers, chassis, and trucks, with most drayage services performed by company drivers, supplemented by third-party drayage capacity.
Our logistics services are asset-light and include freight brokerage (both traditional brokerage and Power Only services, which leverage our nationwide company-owned trailer pools to match third-party capacity with customer demand), supply chain solutions (including 3PL), warehousing, and import/export services. These offerings provide value-added transportation and supply-chain solutions utilizing a combination of company-owned assets and third-party capacity, supported by our trailing assets, to manage and move customer freight efficiently.
Our success depends on our ability to effectively balance our transportation network and efficiently manage resources across our truckload, intermodal, and logistics operations. Resource requirements vary based on customer demand, which may be impacted by seasonal patterns and general economic conditions. We believe our disciplined freight selection and ability to adapt to changes in customer transportation needs allow us to efficiently deploy resources and make capital investments in trucks, trailers, containers, and chassis, or to secure qualified third-party capacity at competitive rates.
Consistent with industry trends, our business exhibits seasonality across each of our reportable segments. Revenues are typically lowest in the first quarter and highest in the fourth quarter. Operating expenses tend to be higher in the winter months due primarily to colder weather, which increases maintenance costs and fuel consumption associated with increased idle time.

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

	Three Months Ended March 31,
(in millions, except ratios)	2026	2025
Operating revenues	$1,398.5	$1,401.8
Revenues (excluding fuel surcharge) (1)	1,243.1	1,258.3
Income from operations	33.4	42.1
Adjusted income from operations (2)	35.1	44.2
Operating ratio	97.6%	97.0%
Adjusted total operating expenses, net of fuel surcharge revenues (3)	$1,208.0	$1,214.1
Adjusted operating ratio (4)	97.2%	96.5%
Net income	$20.4	$26.1
Adjusted net income (5)	21.7	27.7
Adjusted EBITDA (6)	143.6	154.8
Cash flow from operations	92.9	91.7
Free cash flow (7)	48.1	(5.4)
(1)We define “revenues (excluding fuel surcharge)” as operating revenues less fuel surcharge revenues, which are excluded from revenues at the segment level. Below is a reconciliation of operating revenues, the most closely comparable GAAP financial measure, to revenues (excluding fuel surcharge).
(2)We define “adjusted income from operations” as income from operations adjusted to exclude certain items that do not reflect our core operating performance. Below is a reconciliation of income from operations, the most directly comparable GAAP measure, to adjusted income from operations. The items excluded for the periods presented are described in the table and notes below.
(3)We define “adjusted total operating expenses, net of fuel surcharge revenues” as total operating expenses adjusted to exclude fuel surcharge revenues and certain expenses that do not reflect our core operating performance. The excluded expenses for the periods presented are described below under our explanation of “adjusted income from operations.”
(4)We define “adjusted operating ratio” as adjusted total operating expenses, net of fuel surcharge revenues, divided by revenues (excluding fuel surcharge). A reconciliation of operating ratio, the most directly comparable GAAP measure, to adjusted operating ratio is provided below. The items excluded for the periods presented are described below under our explanation of “adjusted income from operations.”
(5)We define “adjusted net income” as net income adjusted to exclude certain items that do not reflect our core operating performance. A reconciliation of net income, the most directly comparable GAAP measure, to adjusted net income is provided below. The items excluded for the periods presented are described below under our explanation of “adjusted income from operations.”
(6)We define “adjusted EBITDA” as net income adjusted to exclude net interest expense, provision for income taxes, depreciation and amortization, and certain items that do not reflect our core operating performance. A reconciliation of net income, the most directly comparable GAAP measure, to adjusted EBITDA is provided below.
(7)We define “free cash flow” as net cash provided by operating activities less net cash used for capital expenditures. A reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow is provided below.

Revenues (excluding fuel surcharge)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating revenues	$1,398.5	$1,401.8
Less: Fuel surcharge revenues	155.4	143.5
Revenues (excluding fuel surcharge)	$1,243.1	$1,258.3
Adjusted income from operations

	Three Months Ended March 31,
(in millions)	2026	2025
Income from operations	$33.4	$42.1
Acquisition-related costs (1)	—	0.2
Intangible asset amortization (2)	1.7	1.9
Adjusted income from operations	$35.1	$44.2
(1)Advisory, legal, and accounting costs related to the acquisition of Cowan.
(2)Amortization expense related to intangible assets acquired through recent business acquisitions. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers.
Adjusted operating ratio

	Three Months Ended March 31,
(in millions, except ratios)	2026	2025
GAAP Presentation
Operating revenues	$1,398.5	$1,401.8
Total operating expenses	1,365.1	1,359.7
Income from operations	$33.4	$42.1

Operating ratio (1)	97.6%	97.0%

Non-GAAP Presentation
Operating revenues	$1,398.5	$1,401.8
Less: Fuel surcharge revenues	155.4	143.5
Revenues (excluding fuel surcharge)	$1,243.1	$1,258.3

Total operating expenses	$1,365.1	$1,359.7
Adjusted for:
Fuel surcharge revenues	(155.4)	(143.5)
Acquisition-related costs	—	(0.2)
Intangible asset amortization	(1.7)	(1.9)
Adjusted total operating expenses, net of fuel surcharge revenues (2)	$1,208.0	$1,214.1

Adjusted operating ratio (3)	97.2%	96.5%
(1)    Calculated as total operating expenses divided by operating revenues.
(2)    Adjusted total operating expenses, net of fuel surcharge revenues are defined as total operating expenses, adjusted to exclude fuel surcharge revenues and certain expenses that do not reflect our core operating performance.
(3)     Calculated as adjusted total operating expenses, net of fuel surcharge revenues divided by revenues (excluding fuel surcharge).

Adjusted net income

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$20.4	$26.1
Acquisition-related costs	—	0.2
Intangible asset amortization	1.7	1.9
Income tax effect of non-GAAP adjustments (1)	(0.4)	(0.5)
Adjusted net income	$21.7	$27.7
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

Adjusted EBITDA

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$20.4	$26.1
Interest expense, net	5.5	6.2
Provision for income taxes	6.8	8.7
Depreciation and amortization	110.9	113.6
Acquisition-related costs	—	0.2
Adjusted EBITDA	$143.6	$154.8

Free cash flow

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$92.9	$91.7

Purchases of transportation equipment	(40.9)	(114.4)
Purchases of other property and equipment	(27.0)	(6.8)
Proceeds from sale of property and equipment	23.1	24.1
Net capital expenditures	(44.8)	(97.1)

Free cash flow	$48.1	$(5.4)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Enterprise Results Summary
Enterprise net income decreased $5.7 million, approximately 22%, in the first quarter of 2026 compared to the same period in 2025, primarily due to an $8.7 million decrease in income from operations. This decrease was partially offset by a $1.9 million reduction in the provision for income taxes and a $1.1 million decrease in other expenses, driven by lower interest expense.
Adjusted net income decreased $6.0 million, approximately 22%, for the same reasons discussed above.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues decreased $3.3 million in the first quarter of 2026 compared to the same period in 2025.

Factors contributing to the decrease included:
•a $19.7 million decline in Logistics segment revenues (excluding fuel surcharge) driven by decreased brokerage volume; and
•a $6.9 million decrease in Intermodal revenues (excluding fuel surcharge) due to lower revenue per order, reflecting shorter length of haul;

These decreases were partially offset by:

•an $11.9 million increase in fuel surcharge revenues related to higher fuel prices in 2026;
•a $4.3 million increase in Truckload segment revenues (excluding fuel surcharge), driven by higher revenue per truck per week within Network.

Enterprise revenues (excluding fuel surcharge) decreased $15.2 million, for the same reasons discussed above, excluding fuel surcharge revenue.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations decreased $8.7 million, approximately 21%, in the first quarter of 2026 compared to the same period in 2025. The decrease was primarily attributable to lower Logistics brokerage volume, reduced Intermodal rate per mile, and higher maintenance costs. These impacts were partially offset by lower purchased transportation and salaries and wages resulting from costs-containment actions, improved Network productivity, and higher Network rate per billed mile and Dedicated rate per total mile.
Adjusted income from operations decreased $9.1 million, approximately 21%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) increased on both a GAAP and adjusted basis when compared to the first quarter of 2025, for the same reasons listed above.
Enterprise Operating Expenses
Key operating expense fluctuations quarter over quarter are described below.
•Purchased transportation decreased $7.8 million, or 2%, driven by lower third-party purchased transportation within Logistics due to reduced volume, partially offset by higher owner-operator purchased transportation costs within Truckload associated with increased Network price.
•Salaries, wages, and benefits decreased $4.7 million, or 1%, primarily due to reduced salaries and wages resulting from headcount actions, partially offset by higher workers’ compensation and benefit costs.
•Fuel and fuel taxes for company trucks increased $12.8 million, or 12%, driven by a higher cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization decreased $2.7 million, or 2%, mainly due to lower trailer count and internal use software amortization.
•Operating supplies and expenses—net increased $12.7 million, or 7%, largely resulting from increased maintenance expenses, higher software costs, and lower gains on sale of equipment.
•Insurance and related expenses decreased $1.2 million, or 3%, driven by a decrease in claims severity, partially offset by increased premiums.
•Other general expenses decreased $3.7 million, or 11%, primarily reflecting lower professional service expenses resulting from cost-containment actions.
Total Other Expenses-Net
Total other expenses decreased $1.1 million in the first quarter of 2026 compared to the same period in 2025 mainly due to a decrease in interest expense of $0.8 million.
Income Tax Expense
Our provision for income taxes decreased $1.9 million, or 22%, in the first quarter of 2026 compared to the same period in 2025, primarily due to lower taxable income. The effective income tax rate was 25.0% for both the three months ended March 31, 2026 and 2025. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.

Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended March 31,
Revenues by Segment (in millions)	2026	2025
Truckload	$618.0	$613.7
Intermodal	253.5	260.4
Logistics	312.3	332.0
Other	99.6	88.7
Fuel surcharge	155.4	143.5
Inter-segment eliminations	(40.3)	(36.5)
Operating revenues	$1,398.5	$1,401.8

	Three Months Ended March 31,
Income (Loss) from Operations by Segment (in millions)	2026	2025
Truckload	$20.2	$25.1
Intermodal	10.9	13.8
Logistics	6.5	8.1
Other	(4.2)	(4.9)
Income from operations	33.4	42.1
Adjustments:
Acquisition-related costs	—	0.2
Intangible asset amortization	1.7	1.9
Adjusted income from operations	$35.1	$44.2

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated and is consistent with how revenues and expenses are reported internally for segment purposes. Our Truckload segment is comprised of two operating units:
•Dedicated - Transportation services utilizing equipment dedicated to customers under long-term contracts.
•Network - Transportation services primarily consisting of one-way shipments.

	Three Months Ended March 31,
	2026	2025
Dedicated
Revenues (excluding fuel surcharge) (1)	$434.0	$435.5
Average trucks (2) (3)	8,495	8,543
Revenue per truck per week (4)	$4,055	$4,034
Network
Revenues (excluding fuel surcharge) (1)	$185.3	$177.9
Average trucks (2) (3)	3,639	3,736
Revenue per truck per week (4)	$4,041	$3,767
Total Truckload
Revenues (excluding fuel surcharge) (5)	$618.0	$613.7
Average trucks (2) (3)	12,134	12,279
Revenue per truck per week (4)	$4,051	$3,953
Average company trucks (3)	10,814	10,973
Average owner-operator trucks (3)	1,320	1,306
Trailers (6)	51,227	53,479
Operating ratio (7)	96.7%	95.9%
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
(5)Revenues (excluding fuel surcharge), in millions, include revenue in transit at the operating segment level and, therefore, amounts presented above do not sum to total.
(6)Includes entire fleet of owned trailers, including trailers with leasing arrangements between Truckload and Logistics.
(7)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Truckload revenues (excluding fuel surcharge) increased $4.3 million, approximately 1%, in the first quarter of 2026 compared to the same period in 2025, driven by a 3% increase in Network billed miles and higher rates per billed mile in Network and per total mile in Dedicated, partially offset by lower Dedicated volume.
Truckload income from operations decreased $4.9 million, approximately 20%, in the first quarter of 2026 compared to the same period in 2025, primarily due to higher maintenance and fuel costs, as well as lower gains on sale of equipment. These impacts were partially offset by improved Network productivity and price.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Orders (1)	104,873	104,440
Containers	26,357	26,505
Trucks	1,314	1,419
Revenue per order (2)	$2,366	$2,467
Operating ratio (3)	95.7%	94.7%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) decreased $6.9 million, approximately 3%, in the first quarter of 2026 compared to the same period in 2025 primarily due to a 4% decline in revenue per order, partially offset by an increase in volume.
Intermodal income from operations decreased $2.9 million, approximately 21%, in the first quarter of 2026 compared to the same period in 2025, driven by lower revenue per order and higher maintenance costs. These impacts were partially offset by volume growth and reduced purchased transportation, salaries and wages related to headcount actions, and equipment costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Operating ratio (1)	97.9%	97.6%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) decreased $19.7 million, approximately 6%, in the first quarter of 2026 compared to the same period in 2025, primarily due to lower volume within our brokerage business, partially offset by higher revenue per order.
Logistics income from operations decreased $1.6 million, approximately 20%, in the first quarter of 2026 compared to the same period in 2025, driven by lower volume within brokerage. This decrease was partially offset by increased net revenue per order and lower salaries and wages, primarily reflecting headcount actions.
Other
Other loss from operations in the first quarter of 2026 was comparable to the same period in 2025.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $200.0 million receivables purchase agreement maturing in May 2027, for which our combined available capacity as of March 31, 2026 was $331.7 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and finance lease obligations as of the dates shown.

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$227.8	$201.5
Marketable securities	37.3	41.8
Total cash, cash equivalents, and marketable securities	$265.1	$243.3

Debt:
Senior notes	$50.0	$50.0
Delayed-draw term loan facility	345.0	347.5
Finance leases	4.2	5.0
Total debt	$399.2	$402.5
Debt
As of March 31, 2026, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 6, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$92.9	$91.7
Net cash used in investing activities	(34.8)	(126.7)
Net cash (used in) provided by financing activities	(31.8)	23.6
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Operating Activities
Net cash provided by operating activities increased $1.2 million in the first three months of 2026 compared to the same period in 2025. The increase was driven by lower cash used by working capital and higher net income adjusted for noncash items. Working capital changes primarily reflected movements in trade and tax receivables and prepaid and other assets, partially offset by changes in other liabilities related to the timing of wage accruals, higher payables balances, and changes in reserve balances.

Investing Activities
Net cash used in investing activities decreased $91.9 million, approximately 73%, in the first three months of 2026 compared to the same period in 2025, primarily due to lower purchases of transportation and lease equipment and reduced funding of notes receivable. These decreases were partially offset by higher purchases of other property and equipment related to land acquisition.
The following table sets forth our net capital expenditures for the periods indicated.

	Three Months Ended March 31,
(in millions)	2026	2025
Purchases of transportation equipment	$40.9	$114.4
Purchases of other property and equipment	27.0	6.8
Proceeds from sale of property and equipment	(23.1)	(24.1)
Net capital expenditures	$44.8	$97.1
Net capital expenditures decreased $52.3 million in the first three months of 2026 compared to the same period in 2025, primarily due to a $73.5 million decrease in purchases of transportation equipment, partially offset by the purchase of land.
Financing Activities
Net cash used in financing activities increased $55.4 million, approximately 235%, in the first three months of 2026 compared to the same period in 2025. The increase was primarily driven by a $50.0 million reduction in borrowings under revolving credit arrangements and a $7.3 million decrease in net proceeds from debt and finance lease obligations, partially offset by a $3.1 million decrease in common stock repurchases due to lower share repurchase activity.
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
We will perform our annual evaluation of goodwill for impairment as of October 31, 2026, with such analysis expected to be finalized during the fourth quarter. As part of our annual process of updating our goodwill impairment evaluation, we will assess the impact of current operating results and our resulting management actions to determine whether they have an impact on the long-term valuation of reporting units and the related recoverability of our goodwill.
Off-Balance Sheet Arrangements
As of March 31, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for our contractual obligations as of December 31, 2025. There were no material changes to our contractual obligations during the three months ended March 31, 2026.

CRITICAL ACCOUNTING ESTIMATES

We have reviewed our critical accounting policies and considered whether new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have determined that the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2025 remain current as there have been no significant changes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on February 20, 2026.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$150.0
February 1, 2026 - February 28, 2026	220,735	28.65	10,000	149.7
March 1, 2026 - March 31, 2026	202,208	24.34	202,208	144.8
Total	422,943		212,208
(1)Of the 422,943 shares purchased during the three months ended March 31, 2026, 210,735 represent shares of common stock that employees surrendered to satisfy withholding taxes related to the vesting of restricted stock and restricted stock units.
(2)In January 2026, the Board approved a new three-year repurchase program, effective upon the expiration of the prior program. The new program authorized the Company to repurchase up to $150.0 million of its Class A and/or Class B common shares over the next three years. The program does not obligate the Company to repurchase a minimum number of shares and is intended to help offset the dilutive effect of equity grants to employees over time. Under this program, the Company may repurchase shares in privately negotiated and/or open market transactions. As of March 31, 2026, the Company had $144.8 million remaining available to repurchase.
Limitation Upon Payment of Dividends
The 2022 Credit Facility and the delayed-draw term loan facility include covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or the delayed-draw term loan facility, as applicable, or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date
3.1	Amended and Restated Bylaws as of April 30, 2026	8-K	3.1	001-38054	5/1/2026

10.1	Schneider National, Inc. 2017 Omnibus Incentive Plan, as amended and restated	8-K	10.1	001-38054	5/1/2026

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	May 1, 2026	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)