Form 10-Q
period 2026-06-30
Schneider National, Inc.
filed 2026-07-31
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes  ☐            No ☒
As of July 24, 2026, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,271,399 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

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

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: unfavorable economic and market conditions, including inflation, tariffs, and trade disputes; our ability to successfully manage operational challenges and disruptions, as well as related federal, state, and local government responses arising from future pandemics; economic and business risks inherent in the truckload and transportation industry, including competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage truck capacity brought about by cyclical driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements, including dedicated arrangements, and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our reliance on the Schneider brand and our reputation exposes us to risks associated with adverse publicity, reputational harm, and loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g. truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 heavy-duty tractors and trailers; our ability to attract and retain qualified drivers, owner-operators, and third-party carriers in sufficient numbers to support our service offerings; our dependence on railroads in the operation of our intermodal business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining fuel, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations; and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 13, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 11, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company. The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances which may occur after the date of this Report.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$1,568.7	$1,420.5	$2,967.2	$2,822.3
Operating expenses:
Purchased transportation	567.0	492.1	1,044.6	977.5
Salaries, wages, and benefits	402.4	399.3	797.7	799.3
Fuel and fuel taxes	159.6	104.0	283.7	215.3
Depreciation and amortization	109.5	112.3	220.4	225.9
Operating supplies and expenses—net	185.8	180.5	373.6	355.6
Insurance and related expenses	40.5	42.5	80.5	83.7
Other general expenses	32.5	34.8	61.9	67.9
Total operating expenses	1,497.3	1,365.5	2,862.4	2,725.2
Income from operations	71.4	55.0	104.8	97.1
Other expenses (income):
Interest income	(2.0)	(1.5)	(3.5)	(3.1)
Interest expense	6.9	8.6	13.9	16.4
Other expenses—net	0.9	0.5	1.6	1.6
Total other expenses—net	5.8	7.6	12.0	14.9
Income before income taxes	65.6	47.4	92.8	82.2
Provision for income taxes	15.9	11.4	22.7	20.1
Net income	49.7	36.0	70.1	62.1
Other comprehensive income (loss):
Foreign currency translation adjustment—net	0.1	0.4	—	0.4
Net unrealized gains (losses) on marketable securities—net of tax	—	0.3	(0.1)	0.8
Total other comprehensive income (loss)—net	0.1	0.7	(0.1)	1.2
Comprehensive income	$49.8	$36.7	$70.0	$63.3

Weighted average shares outstanding	175.2	175.2	175.2	175.3
Basic earnings per share	$0.28	$0.21	$0.40	$0.35

Weighted average diluted shares outstanding	176.0	175.7	175.9	175.8
Diluted earnings per share	$0.28	$0.20	$0.40	$0.35
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	June 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$292.7	$201.5
Marketable securities	34.4	41.8
Trade accounts receivable—net of allowance of $5.2 million and $6.0 million, respectively	693.7	578.3
Other receivables	113.9	71.1
Current portion of lease receivables—net of allowance of $0.8 million	85.2	80.7
Inventories—net	62.8	99.8
Prepaid expenses and other current assets	133.7	108.0
Total current assets	1,416.4	1,181.2
Noncurrent Assets:
Property and equipment:
Transportation equipment	4,159.8	4,168.5
Land, buildings, and improvements	297.2	271.5
Other property and equipment	117.1	119.3
Total property and equipment	4,574.1	4,559.3
Less accumulated depreciation	1,912.0	1,839.7
Net property and equipment	2,662.1	2,719.6
Lease receivables	147.8	131.9
Internal-use software and other noncurrent assets	432.4	470.0
Goodwill	337.4	337.4
Total noncurrent assets	3,579.7	3,658.9
Total Assets	$4,996.1	$4,840.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$267.9	$208.6
Accrued salaries, wages, and benefits	101.7	78.0
Claims accruals—current	189.0	150.6
Current maturities of debt and finance lease obligations	10.5	11.1
Other current liabilities	127.5	107.5
Total current liabilities	696.6	555.8
Noncurrent Liabilities:
Long-term debt and finance lease obligations	385.6	390.9
Claims accruals—noncurrent	129.3	170.2
Deferred income taxes	597.7	593.8
Other noncurrent liabilities	127.5	104.7
Total noncurrent liabilities	1,240.1	1,259.6
Total Liabilities	1,936.7	1,815.4
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 96,900,461 and 96,402,481 shares issued and 92,271,399 and 91,985,627 shares outstanding, respectively	—	—
Additional paid-in capital	1,624.7	1,619.4
Retained earnings	1,552.9	1,518.2
Accumulated other comprehensive loss	(2.0)	(1.9)
Treasury stock, at cost, 4,629,062 and 4,416,854 shares, respectively	(116.2)	(111.0)
Total Shareholders’ Equity	3,059.4	3,024.7
Total Liabilities and Shareholders’ Equity	$4,996.1	$4,840.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income	$70.1	$62.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220.4	225.9
Gains on sales of property and equipment—net	(5.8)	(5.6)
Proceeds from lease receipts	29.8	31.0
Deferred income taxes	3.9	(14.8)
Long-term incentive and share-based compensation expense	8.6	9.2
Loss on investments in equity securities—net	—	0.5
Other noncash items—net	1.4	—
Changes in operating assets and liabilities:
Receivables	(113.9)	7.9
Other assets	(34.4)	(23.8)
Claims reserves and receivables—net	(1.1)	(16.0)
Payables	40.4	(22.5)
Other liabilities	44.9	13.3
Net cash provided by operating activities	264.3	267.2
Investing Activities:
Purchases of transportation equipment	(153.7)	(183.5)
Purchases of other property and equipment	(36.8)	(14.9)
Proceeds from sale of property and equipment	62.2	48.8
Proceeds from sale of off-lease inventory	11.1	10.0
Purchases of lease equipment	(11.6)	(31.6)
Proceeds from marketable securities	7.4	4.4
Investments in equity securities and equity method investment	(0.6)	(0.2)
Investments in notes receivable	—	(13.0)
Net cash used in investing activities	(122.0)	(180.0)
Financing Activities:
Proceeds under revolving credit agreements	—	50.0
Payments under revolving credit agreements	—	(50.0)
Proceeds from long-term debt	—	100.0
Payments of debt and finance lease obligations	(6.4)	(97.0)
Dividends paid	(34.6)	(33.7)
Repurchases of common stock	(5.2)	(8.3)
Other financing activities	(4.9)	(5.1)
Net cash used in financing activities	(51.1)	(44.1)
Net increase in cash and cash equivalents	91.2	43.1
Cash and Cash Equivalents:
Beginning of period	201.5	117.6
End of period	$292.7	$160.7

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$19.1	$46.4
Dividends declared but not yet paid	18.3	17.4
Cash paid during the period for:
Interest	10.1	18.0
Income taxes—net of refunds	3.8	3.4
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2025	$—	$1,619.4	$1,518.2	$(1.9)	$(111.0)	$3,024.7
Net income	—	—	20.4	—	—	20.4
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	4.5	—	—	—	4.5
Dividends declared at $0.10 per share of Class A and Class B common shares	—	—	(17.6)	—	—	(17.6)
Repurchases of common stock	—	—	—	—	(5.2)	(5.2)
Shares withheld for employee taxes	—	(6.2)	—	—	—	(6.2)
Balance—March 31, 2026	—	1,617.7	1,521.0	(2.1)	(116.2)	3,020.4
Net income	—	—	49.7	—	—	49.7
Other comprehensive income	—	—	—	0.1	—	0.1
Share-based compensation expense	—	4.8	—	—	—	4.8
Dividends declared at $0.10 per share of Class A and Class B common shares	—	—	(17.8)	—	—	(17.8)
Share issuances	—	0.9	—	—	—	0.9
Exercise of employee stock options	—	1.3	—	—	—	1.3
Balance—June 30, 2026	$—	$1,624.7	$1,552.9	$(2.0)	$(116.2)	$3,059.4

Balance—December 31, 2024	$—	$1,605.3	$1,481.8	$(3.8)	$(96.4)	$2,986.9
Net income	—	—	26.1	—	—	26.1
Other comprehensive income	—	—	—	0.5	—	0.5
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.8)	—	—	(16.8)
Repurchases of common stock	—	—	—	—	(8.3)	(8.3)
Shares withheld for employee taxes	—	(5.1)	—	—	—	(5.1)
Balance—March 31, 2025	—	1,605.1	1,491.1	(3.3)	(104.7)	2,988.2
Net income	—	—	36.0	—	—	36.0
Other comprehensive income	—	—	—	0.7	—	0.7
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.9)	—	—	(16.9)
Balance—June 30, 2025	$—	$1,610.0	$1,510.2	$(2.6)	$(104.7)	$3,012.9
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

	Three Months Ended June 30,		Six Months Ended June 30,
Disaggregated Revenues (in millions)	2026	2025	2026	2025
Transportation	$1,440.2	$1,310.4	$2,717.9	$2,606.0
Logistics management	67.2	54.5	129.5	108.2
Other	61.3	55.6	119.8	108.1
Total operating revenues	$1,568.7	$1,420.5	$2,967.2	$2,822.3
Quantitative Disclosure
The following table provides information about transactions and the expected timing of revenue recognition related to remaining fixed performance obligations for contracts with original terms greater than one year, as of the date shown.

Remaining Performance Obligations (in millions)	June 30, 2026
Expected to be recognized within one year
Transportation	$105.8
Logistics management	17.6
Expected to be recognized after one year
Transportation	111.9
Logistics management	14.7
Total	$250.0
This disclosure excludes performance obligations that are part of a contract with an original expected duration of one year or less. It also excludes expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount to which it has a right to invoice (e.g., usage-based pricing terms).
Information related to contract balances associated with our contracts with customers as of the dates shown is as follows:

Contract Balances (in millions)	June 30, 2026	December 31, 2025
Other current assets—Contract assets	$29.3	$21.3
We generally receive payment within 40 days of performing our obligations under customer contracts. Contract assets in the table above relate to revenue in transit at the end of the reporting period. We had no contract liabilities related to advance payments from customers as of June 30, 2026 and December 31, 2025.

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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	June 30, 2026	December 31, 2025
Equity investment in TuSimple (1)	1	$0.1	$0.1
Marketable securities (2)	2	34.4	41.8
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
The fair value of the Company’s unsecured senior notes was $50.9 million and $51.7 million as of June 30, 2026 and December 31, 2025, respectively. The carrying value of the Company’s unsecured senior notes was $50.0 million as of June 30, 2026 and December 31, 2025. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of June 30, 2026 or December 31, 2025. Cost basis is determined using the specific identification method.
The following table presents the remaining maturities and values of our marketable securities as of the dates shown.

	June 30, 2026			December 31, 2025
(in millions, except maturities in months)	Remaining Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	4 to 56 months	$17.0	$16.1	$18.0	$17.1
Corporate debt securities	7 to 82 months	8.2	8.1	11.2	11.1
State and municipal bonds	16 to 148 months	10.3	10.2	13.7	13.6
Total marketable securities		$35.5	$34.4	$42.9	$41.8
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
These investments are accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative. Their combined values as of June 30, 2026 and December 31, 2025 were $137.3 million. When the Company identifies observable price changes for identical or similar securities of the same issuer, the related equity security is remeasured at fair value as of the date the observable transaction occurred using Level 3 inputs.

In addition to our investment in MLSI, we hold a $10.0 million note receivable from MLSI as of June 30, 2026 which was funded during the first quarter of 2023, is subject to interest over its term, and matures in March 2030. As of June 30, 2026 and December 31, 2025, the balances, including accrued interest, were $12.7 million and $12.2 million, respectively. We also hold a $2.5 million note receivable from Platform Science, Inc. as of June 30, 2026 which was executed and funded during the second quarter of 2024, is subject to interest over its term, and matures in March 2027. As of June 30, 2026 and December 31, 2025, the balances, including accrued interest, were $2.9 million and $2.8 million, respectively.
The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Investment in equity securities	$—	$13.4	$—	$13.4
Upward adjustments (1)	—	—	—	4.4
Downward adjustments	—	—	—	4.9
(1)     Our updated investment value in 2025 related to Platform Science, Inc. and was determined using a combination of the discounted cash flow and guideline public company methods.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a Chinese autonomous trucking start-up. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities. Our net investment and activity were not material for the three and six months ended June 30, 2026 and 2025, nor at December 31, 2025. See Note 3, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal-use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, a technology company that designs supply chain and logistics solutions to help companies manage their carbon emissions. The Company accounts for this investment under ASC 323, Investments - Equity Method and Joint Ventures.
For the three and six months ended June 30, 2026 and 2025, activity was not material. The carrying value of our investment was $3.8 million and $4.1 million as of June 30, 2026 and December 31, 2025, respectively.
All of our equity investments and notes receivable are included in internal-use software and other noncurrent assets on the consolidated balance sheets. Gains or losses on our equity investments are recognized within other expenses—net on the consolidated statements of comprehensive income.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. Our goodwill balance as of June 30, 2026 and December 31, 2025 was $337.4 million and was comprised of $323.2 million and $14.2 million in our Truckload and Logistics segments, respectively.

As of June 30, 2026 and December 31, 2025, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
The identifiable, finite-lived intangible assets listed below are included in internal-use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisitions of Cowan, MLS, and M&M.

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62.0	$11.2	$50.8	$62.0	$9.1	$52.9
Trademarks	21.4	5.0	16.4	21.4	4.1	17.3
Non-compete agreements	5.4	3.1	2.3	5.4	2.6	2.8
Total intangible assets	$88.8	$19.3	$69.5	$88.8	$15.8	$73.0

Amortization expense for intangible assets was $1.8 million for both of the three months ended June 30, 2026 and 2025 and $3.5 million and $3.7 million for the six months ended June 30, 2026 and 2025, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	June 30, 2026
Remaining 2026	$3.5
2027	7.0
2028	6.5
2029	5.9
2030	5.9
2031 and thereafter	40.7
Total	$69.5

6. DEBT AND CREDIT FACILITIES

As of June 30, 2026 and December 31, 2025, debt included the following:

(in millions)	June 30, 2026	December 31, 2025
Unsecured senior notes: principal matures August 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 5.63% and 6.95% for 2026 and 2025, respectively.	$50.0	$50.0
Delayed-draw term loan facility: matures November 2029; variable rate interest payments due quarterly based on the Term SOFR; weighted-average interest rate of 5.02% and 5.38% for 2026 and 2025, respectively.	342.5	347.5
Total debt and credit facilities	392.5	397.5
Current maturities	(8.5)	(8.6)
Debt issuance costs	(0.4)	(0.5)
Long-term debt	$383.6	$388.4
Our Revolving Credit Agreement (the “2022 Credit Facility”) provides borrowing capacity of $250.0 million and allows us to request an additional increase in total commitment by up to $150.0 million, for a total potential commitment of $400.0 million through November 2027. There were no outstanding borrowings under the 2022 Credit Facility as of June 30, 2026 and December 31, 2025. Borrowings, if any, would bear interest at a variable rate based on Term SOFR. The 2022 Credit Facility includes a $100.0 million sublimit for the issuance of letters of credit. Standby letters of credit outstanding under this facility totaled $0.4 million as of both June 30, 2026 and December 31, 2025 and were primarily related to certain real estate lease requirements.
Our Receivables Purchase Agreement (the “2024 Receivables Purchase Agreement”) allows borrowings against qualifying trade receivables up to $200.0 million through May 2027. There were no outstanding borrowings under the agreement as of both June 30, 2026 and December 31, 2025. Borrowings, if any, would bear interest at a variable rate based on Term SOFR. The 2024 Receivables Purchase Agreement includes a $150.0 million sublimit for the issuance of letters of credit. Standby letters of credit outstanding under the agreement totaled $117.5 million and $102.9 million as of June 30, 2026 and December 31, 2025, respectively, and were primarily related to certain insurance obligations. The Company plans to amend the 2024 Receivables Purchase Agreement prior to its expiration.
Borrowings under the delayed-draw term loan facility are unsecured and bear interest, at the election of the Company for each borrowing, based on either the Term SOFR or the ABR (“Alternate Base Rate”), and mature in November 2029. Quarterly principal payments equal to 0.625% of the outstanding balance began in September 2025 and will continue through maturity.

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

In conjunction with the acquisition of M&M, the Company entered into nine related party operating leases. The leases are for shop, warehouse, office, and drop yard locations throughout the U.S. As of June 30, 2026, seven of these leases have been renewed with terms extending through 2029, while the remaining two leases are scheduled to expire later in 2026. The related lease payments are not material.
Additional information related to our leases is as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$20.0	$20.8
Operating cash flows for finance leases	0.1	0.2
Financing cash flows for finance leases	1.4	2.0

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$41.1	$10.4
Finance leases	0.4	—
As of June 30, 2026, we had two leases that were signed but not yet commenced totaling $3.8 million. They will commence in the third quarter of 2026 and have terms of four and six years.
As Lessor
We finance various types of transportation-related equipment for third parties under lease contracts that generally have terms of one to three years. These arrangements are accounted for as sales-type leases and include fully guaranteed residual values. At the end of the lease term, the lessee may return the equipment, extend the lease, or purchase the equipment for the contractually specified residual value. This contractual residual value is intended to approximate the estimated fair value of the equipment at the end of the lease term. Consideration under these leases primarily consists of base rental payments and guaranteed residual values.
As of June 30, 2026 and December 31, 2025, investments in lease receivables were as follows:

(in millions)	June 30, 2026	December 31, 2025
Future minimum payments to be received on leases	$179.9	$162.9
Guaranteed residual lease values	101.8	93.5
Total minimum lease payments to be received	281.7	256.4
Unearned income	(48.7)	(43.8)
Net investment in leases	$233.0	$212.6
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
Our net investment in leases with any portion past due as of June 30, 2026 was $36.5 million, which includes both current and future lease payments. Lease payments are generally due weekly and are considered past due when payment is not received by the contractual due date. As of June 30, 2026, lease payments past due totaled $2.0 million.

The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$61.4	$63.2	$119.6	$119.2
Cost of goods sold	(56.2)	(56.6)	(109.1)	(107.0)
Operating profit	$5.2	$6.6	$10.5	$12.2

Interest income on lease receivables	$8.2	$8.2	$15.9	$16.1

8. INCOME TAXES

Our effective income tax rate was 24.2% and 24.1% for the three months ended June 30, 2026 and 2025, respectively, and 24.5% for both the six-month periods ended June 30, 2026 and 2025. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on expected annual income, applicable statutory tax rates, and our best estimates of nontaxable and nondeductible income and expense items.
9. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$49.7	$36.0	$70.1	$62.1
Denominator:
Weighted average common shares outstanding	175.2	175.2	175.2	175.3
Dilutive effect of share-based awards and options outstanding	0.7	0.4	0.8	0.6
Weighted average diluted common shares outstanding (1)	176.0	175.7	175.9	175.8

Basic earnings per common share (2)	$0.28	$0.21	$0.40	$0.35
Diluted earnings per common share (2)	0.28	0.20	0.40	0.35
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
(2)Earnings per share were calculated on full precision amounts.
Share-based awards and options excluded from the calculation of diluted earnings per share due to having an anti-dilutive effect for the three and six months ended June 30, 2026 and 2025 were not material.
Common Shares Outstanding
As of June 30, 2026 and December 31, 2025, we had 83,029,500 shares of Class A common stock outstanding. There were no changes in the number of shares of Class A common stock outstanding for the three and six months ended June 30, 2026 and 2025.

Changes to our Class B common shares outstanding for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding at beginning of period	92,094,808	92,169,401	91,985,627	92,221,383
Repurchases of common stock	—	—	(212,208)	(337,352)
Share issuances	122,765	64,096	654,889	528,653
Exercise of employee stock options	53,826	—	53,826	—
Shares withheld for employee taxes	—	—	(210,735)	(179,187)
Outstanding at end of period	92,271,399	92,233,497	92,271,399	92,233,497
In January 2026, our Board approved a share repurchase program authorizing the repurchase of up to $150.0 million of the Company’s Class A and/or Class B common shares. As of June 30, 2026, the Company had repurchased $5.2 million of its Class B common shares under the share repurchase program.
Subsequent Event - Dividends Declared
In July 2026, the Board declared a quarterly cash dividend for the third fiscal quarter of 2026 in the amount of $0.10 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on September 11, 2026 and will be paid on October 9, 2026.

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
Share-based compensation expense was $4.5 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively, and $8.6 million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of June 30, 2026, we had $26.7 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 2.0 years.

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
As of June 30, 2026, our firm commitments to purchase transportation equipment totaled $197.7 million.

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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $30.2 million and $25.0 million for the three months ended June 30, 2026 and 2025, respectively, and $59.9 million and $48.1 million for the six months ended June 30, 2026 and 2025, respectively .

Segment Revenues and Expenses	Three Months Ended June 30, 2026
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$627.6	$262.0	$376.1	$1,265.7
Fuel surcharge revenues	165.7	73.8	2.2	241.7
Segment operating revenues	793.3	335.8	378.3	1,507.4
Other revenues				103.7
Elimination of inter-segment revenues				(41.1)
Elimination of inter-segment fuel surcharge revenues				(1.3)
Operating revenues				1,568.7

Salaries, wages, and benefits	271.7	43.8	25.6
Purchased transportation, fuel, and fuel taxes	214.0	219.7	304.2
Depreciation and amortization	83.3	12.9	0.2
Operating supplies and expenses-net	80.7	17.6	16.5
Other segment expenses(1)	92.2	23.4	19.7

Segment income from operations	$51.4	$18.4	$12.1	81.9
Corporate and other loss from operations—net				(10.5)
Income from operations				71.4

Total other expenses—net				5.8

Income before income taxes				$65.6

Segment Revenues and Expenses	Six Months Ended June 30, 2026
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$1,245.6	$515.5	$688.4	$2,449.5
Fuel surcharge revenues	276.8	117.5	3.6	397.9
Segment operating revenues	1,522.4	633.0	692.0	2,847.4
Other revenues				203.3
Elimination of inter-segment revenues				(81.4)
Elimination of inter-segment fuel surcharge revenues				(2.1)
Operating revenues				2,967.2

Salaries, wages, and benefits	541.6	86.1	50.2
Purchased transportation, fuel, and fuel taxes	386.8	411.0	552.0
Depreciation and amortization	167.6	25.9	0.3
Operating supplies and expenses-net	169.2	34.4	31.9
Other segment expenses(1)	185.6	46.3	39.0

Segment income from operations	$71.6	$29.3	$18.6	119.5
Corporate and other loss from operations—net				(14.7)
Income from operations				104.8

Total other expenses—net				12.0

Income before income taxes				$92.8

Segment Revenues and Expenses	Three Months Ended June 30, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$622.2	$265.1	$339.6	$1,226.9
Fuel surcharge revenues	97.7	40.4	1.4	139.5
Segment operating revenues	719.9	305.5	341.0	1,366.4
Other revenues				96.8
Elimination of inter-segment revenues				(41.7)
Elimination of inter-segment fuel surcharge revenues				(1.0)
Operating revenues				1,420.5

Salaries, wages, and benefits	268.5	44.4	29.6
Purchased transportation, fuel, and fuel taxes	154.1	190.6	269.0
Depreciation and amortization	84.7	13.2	0.3
Operating supplies and expenses-net	79.9	19.0	15.0
Other segment expenses(1)	92.6	22.2	19.2

Segment income from operations	$40.1	$16.1	$7.9	64.1
Corporate and other loss from operations—net				(9.1)
Income from operations				55.0

Total other expenses—net				7.6

Income before income taxes				$47.4

Segment Revenues and Expenses	Six Months Ended June 30, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$1,235.9	$525.5	$671.6	$2,433.0
Fuel surcharge revenues	198.5	82.8	2.9	284.2
Segment operating revenues	1,434.4	608.3	674.5	2,717.2
Other revenues				185.5
Elimination of inter-segment revenues				(78.2)
Elimination of inter-segment fuel surcharge revenues				(2.2)
Operating revenues				2,822.3

Salaries, wages, and benefits	538.1	87.9	59.3
Purchased transportation, fuel, and fuel taxes	314.7	383.0	529.6
Depreciation and amortization	169.8	26.4	0.5
Operating supplies and expenses-net	162.3	36.2	28.9
Other segment expenses(1)	184.3	44.9	40.2

Segment income from operations	$65.2	$29.9	$16.0	111.1
Corporate and other loss from operations—net				(14.0)
Income from operations				97.1

Total other expenses—net				14.9

Income before income taxes				$82.2
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2026	2025	2026	2025
Operating revenues	$1,568.7	$1,420.5	$2,967.2	$2,822.3
Revenues (excluding fuel surcharge) (1)	1,328.3	1,282.0	2,571.4	2,540.3
Income from operations	71.4	55.0	104.8	97.1
Adjusted income from operations (2)	73.2	56.8	108.3	101.0
Operating ratio	95.4%	96.1%	96.5%	96.6%
Adjusted total operating expenses, net of fuel surcharge revenues (3)	$1,255.1	$1,225.2	$2,463.1	$2,439.3
Adjusted operating ratio (4)	94.5%	95.6%	95.8%	96.0%
Net income	$49.7	$36.0	$70.1	$62.1
Adjusted net income (5)	51.0	37.4	72.7	65.1
Adjusted EBITDA (6)	180.0	166.3	323.6	321.1
Cash flow from operations	171.4	175.5	264.3	267.2
Free cash flow (7)	87.9	123.0	136.0	117.6
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
Revenues (excluding fuel surcharge)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating revenues	$1,568.7	$1,420.5	$2,967.2	$2,822.3
Less: Fuel surcharge revenues	240.4	138.5	395.8	282.0
Revenues (excluding fuel surcharge)	$1,328.3	$1,282.0	$2,571.4	$2,540.3

Adjusted income from operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Income from operations	$71.4	$55.0	$104.8	$97.1
Acquisition-related costs (1)	—	—	—	0.2
Intangible asset amortization (2)	1.8	1.8	3.5	3.7
Adjusted income from operations	$73.2	$56.8	$108.3	$101.0
(1)Advisory, legal, and accounting costs related to the acquisition of Cowan.
(2)Amortization expense related to intangible assets acquired through recent business acquisitions. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers.
Adjusted operating ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratios)	2026	2025	2026	2025
GAAP Presentation
Operating revenues	$1,568.7	$1,420.5	$2,967.2	$2,822.3
Total operating expenses	1,497.3	1,365.5	2,862.4	2,725.2
Income from operations	$71.4	$55.0	$104.8	$97.1

Operating ratio (1)	95.4%	96.1%	96.5%	96.6%

Non-GAAP Presentation
Operating revenues	$1,568.7	$1,420.5	$2,967.2	$2,822.3
Less: Fuel surcharge revenues	240.4	138.5	395.8	282.0
Revenues (excluding fuel surcharge)	$1,328.3	$1,282.0	$2,571.4	$2,540.3

Total operating expenses	$1,497.3	$1,365.5	$2,862.4	$2,725.2
Adjusted for:
Fuel surcharge revenues	(240.4)	(138.5)	(395.8)	(282.0)
Acquisition-related costs	—	—	—	(0.2)
Intangible asset amortization	(1.8)	(1.8)	(3.5)	(3.7)
Adjusted total operating expenses, net of fuel surcharge revenues (2)	$1,255.1	$1,225.2	$2,463.1	$2,439.3

Adjusted operating ratio (3)	94.5%	95.6%	95.8%	96.0%
(1)    Calculated as total operating expenses divided by operating revenues.
(2)    Adjusted total operating expenses, net of fuel surcharge revenues are defined as total operating expenses, adjusted to exclude fuel surcharge revenues and certain expenses that do not reflect our core operating performance.
(3)     Calculated as adjusted total operating expenses, net of fuel surcharge revenues divided by revenues (excluding fuel surcharge).

Adjusted net income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$49.7	$36.0	$70.1	$62.1
Acquisition-related costs	—	—	—	0.2
Intangible asset amortization	1.8	1.8	3.5	3.7
Income tax effect of non-GAAP adjustments (1)	(0.5)	(0.4)	(0.9)	(0.9)
Adjusted net income	$51.0	$37.4	$72.7	$65.1
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

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$49.7	$36.0	$70.1	$62.1
Interest expense, net	4.9	6.6	10.4	12.8
Provision for income taxes	15.9	11.4	22.7	20.1
Depreciation and amortization	109.5	112.3	220.4	225.9
Acquisition-related costs	—	—	—	0.2
Adjusted EBITDA	$180.0	$166.3	$323.6	$321.1

Free cash flow

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net cash provided by operating activities	$171.4	$175.5	$264.3	$267.2

Purchases of transportation equipment	(112.8)	(69.1)	(153.7)	(183.5)
Purchases of other property and equipment	(9.8)	(8.1)	(36.8)	(14.9)
Proceeds from sale of property and equipment	39.1	24.7	62.2	48.8
Net capital expenditures	(83.5)	(52.5)	(128.3)	(149.6)

Free cash flow	$87.9	$123.0	$136.0	$117.6

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Enterprise Results Summary
Enterprise net income increased $13.7 million, approximately 38%, in the second quarter of 2026, compared to the same period in 2025, primarily due to a $16.4 million increase in income from operations and a $1.8 million decrease in other expenses. These increases were partially offset by a $4.5 million increase in the provision for income taxes.
Adjusted net income increased $13.6 million, approximately 36%, for the same reasons discussed above.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $148.2 million, approximately 10%, in the second quarter of 2026 compared to the same period in 2025.
Factors contributing to the increase included:
•a $101.9 million increase in fuel surcharge revenues due to higher fuel prices in 2026;
•a $36.5 million increase in Logistics segment revenues (excluding fuel surcharge) driven by increased revenue per order in our brokerage business; and
•a $5.4 million increase in Truckload segment revenues (excluding fuel surcharge), primarily due to higher Network rates and productivity.
These increases were partially offset by:
•a $3.1 million decrease in Intermodal revenues (excluding fuel surcharge) due to lower revenue per order, reflecting shorter length of haul.
Enterprise revenues (excluding fuel surcharge) increased $46.3 million, approximately 4%, for the same reasons discussed above, excluding fuel surcharge revenue.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $16.4 million, approximately 30%, in the second quarter of 2026 compared to the same period in 2025. The increase was primarily attributable to increased Network rates and productivity, higher Logistics brokerage net revenue per order, fuel surcharge recovery, and cost-reduction actions. These impacts were partially offset by increased purchased transportation costs and property rents.
Adjusted income from operations increased $16.4 million, approximately 29%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) improved on both a GAAP and adjusted basis when compared to the second quarter of 2025, for the same reasons listed above.
Enterprise Operating Expenses
Key operating expense fluctuations quarter over quarter are described below.
•Purchased transportation increased $74.9 million, or 15%, driven by higher third-party carrier costs within Logistics associated with increased revenue per order, higher purchased transportation expense within Intermodal due to higher fuel rates, and higher owner-operator purchased transportation expense within Truckload resulting from increased Network pricing.
•Salaries, wages, and benefits increased $3.1 million, or 1%, as higher incentive compensation was largely offset by lower salaries and wages resulting from lower headcount.
•Fuel and fuel taxes for company trucks increased $55.6 million, or 53%, driven by a higher cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization decreased $2.8 million, or 2%, mainly due to lower equipment counts and lower amortization of internal-use software.
•Operating supplies and expenses—net increased $5.3 million, or 3%, primarily due to increased tolls, lumper, software, and maintenance expenses, partially offset by higher gains on sales of equipment.
•Insurance and related expenses decreased $2.0 million, or 5%, driven by lower premiums and claims activity.
•Other general expenses decreased $2.3 million, or 7%, primarily reflecting reduced professional service costs as a result of cost-containment actions.
Total Other Expenses-Net
Total other expenses decreased $1.8 million in the second quarter of 2026, compared to the same period in 2025, mainly due to a $1.7 million decrease in interest expense.

Income Tax Expense
Our provision for income taxes increased $4.5 million, or 39%, in the second quarter of 2026, compared to the same period in 2025, primarily due to higher taxable income. The effective income tax rate was 24.2% and 24.1% for the three months ended June 30, 2026 and 2025, respectively. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended June 30,
Revenues by Segment (in millions)	2026	2025
Truckload	$627.6	$622.2
Intermodal	262.0	265.1
Logistics	376.1	339.6
Other	103.7	96.8
Fuel surcharge	240.4	138.5
Inter-segment eliminations	(41.1)	(41.7)
Operating revenues	$1,568.7	$1,420.5

	Three Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2026	2025
Truckload	$51.4	$40.1
Intermodal	18.4	16.1
Logistics	12.1	7.9
Other	(10.5)	(9.1)
Income from operations	71.4	55.0
Adjustments:
Intangible asset amortization	1.8	1.8
Adjusted income from operations	$73.2	$56.8

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Our Truckload segment is comprised of two operating units:
•Dedicated - Transportation services utilizing equipment dedicated to customers under long-term contracts.
•Network - Transportation services primarily consisting of one-way shipments.

	Three Months Ended June 30,
	2026	2025
Dedicated
Revenues (excluding fuel surcharge) (1)	$430.9	$440.4
Average trucks (2) (3)	8,292	8,518
Revenue per truck per week (4)	$4,054	$4,026
Network
Revenues (excluding fuel surcharge) (1)	$196.6	$181.9
Average trucks (2) (3)	3,470	3,706
Revenue per truck per week (4)	$4,421	$3,821
Total Truckload
Revenues (excluding fuel surcharge) (5)	$627.6	$622.2
Average trucks (2) (3)	11,762	12,224
Revenue per truck per week (4)	$4,162	$3,964
Average company trucks (3)	10,446	10,848
Average owner-operator trucks (3)	1,316	1,376
Trailers (6)	51,204	52,334
Operating ratio (7)	91.8%	93.6%
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
(5)Revenues (excluding fuel surcharge), in millions, include revenue in transit at the operating segment level; therefore, amounts presented above do not sum to total.
(6)Includes entire fleet of owned trailers, including trailers with leasing arrangements between Truckload and Logistics.
(7)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Truckload revenues (excluding fuel surcharge) increased $5.4 million, approximately 1%, in the second quarter of 2026, compared to the same period in 2025, driven by a higher rate per billed mile and increased billed miles in Network, as well as a higher rate per total mile in Dedicated, partially offset by lower Dedicated volume.
Truckload income from operations increased $11.3 million, approximately 28%, in the second quarter of 2026, compared to the same period in 2025, primarily due to improved Network price and productivity, fuel surcharge recovery, and improved equipment utilization, which contributed to lower depreciation expense, and higher gains on sales of equipment. These favorable impacts were partially offset by increased owner-operator purchased transportation expense and maintenance costs.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended June 30,
	2026	2025
Orders (1)	108,461	108,218
Containers	26,348	26,462
Trucks	1,345	1,442
Revenue per order (2)	$2,394	$2,443
Operating ratio (3)	93.0%	93.9%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) decreased $3.1 million, approximately 1%, in the second quarter of 2026 compared to the same period in 2025. The decrease was primarily attributable to a 2% decline in revenue per order, reflecting a shorter average length of haul, partially offset by higher volume.
Intermodal income from operations increased $2.3 million, approximately 14%, in the second quarter of 2026, compared to the same period in 2025, primarily driven by improved fuel surcharge recovery, volume growth, and increased gains on sales of equipment. These benefits were partially offset by increased purchased transportation expense, resulting from increased fuel costs, and lower revenue per order.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended June 30,
	2026	2025
Operating ratio (1)	96.8%	97.7%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $36.5 million, approximately 11%, in the second quarter of 2026, compared to the same period in 2025, primarily due to an increase in revenue per order, partially offset by lower brokerage volume.
Logistics income from operations increased $4.2 million, approximately 53%, in the second quarter of 2026, compared to the same period in 2025, driven by higher net revenue per order and cost reduction actions, partially offset by increased purchased transportation expense and lower brokerage volume.
Other
Other loss from operations in the second quarter of 2026 was comparable to the same period in 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Enterprise Results Summary
Enterprise net income increased $8.0 million, approximately 13%, in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a $7.7 million increase in income from operations and a $2.9 million favorable change in total other expenses—net, driven by a $2.5 million decrease in interest expense. These favorable impacts were partially offset by a $2.6 million increase in the provision for income taxes.
Adjusted net income increased $7.6 million, approximately 12%, for the same reasons discussed above.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $144.9 million, approximately 5%, in the six months ended June 30, 2026 compared to the same period in 2025.
Factors contributing to the increase included:
•a $113.8 million increase in fuel surcharge revenues due to higher fuel prices;
•a $16.8 million increase in Logistics segment revenues (excluding fuel surcharge), resulting from increased revenue per order within the brokerage business; and
•a $9.7 million increase in Truckload segment revenues (excluding fuel surcharge), driven by higher Network rates and productivity.
These increases were partially offset by:
•a $10.0 million decrease in Intermodal segment revenues (excluding fuel surcharge), primarily due to decreased revenue per order.
Enterprise revenues (excluding fuel surcharge) increased $31.1 million, approximately 1%, for the same reasons discussed above, excluding fuel surcharge revenue.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $7.7 million, approximately 8%, in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to increased Network rates and productivity, higher net revenue per order within Logistics, fuel surcharge recovery, decreased depreciation and amortization primarily due to improved asset utilization, and cost containment actions. These factors were partially offset by increased purchased transportation costs and operating supplies and expenses.
Adjusted income from operations increased $7.3 million, approximately 7%.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) improved on both a GAAP and adjusted basis when compared to the same period in 2025.
Enterprise Operating Expenses
Key operating expense fluctuations year over year are described below.
•Purchased transportation costs increased $67.1 million, or 7%, primarily due to higher third-party carrier costs within Logistics consistent with increased revenue per order, increased purchased transportation costs within Intermodal resulting from higher fuel costs, and higher owner-operator purchased transportation costs within Truckload tied to improved network price.
•Salaries, wages, and benefits decreased $1.6 million, primarily due to lower office wages and driver pay resulting from reduced headcount, largely offset by higher incentive compensation and maintenance wages.
•Fuel and fuel taxes for company trucks increased $68.4 million, or 32%, driven by an increased cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization decreased $5.5 million, or 2%, mainly due to lower equipment counts and less amortization related to internal-use software.
•Operating supplies and expenses—net increased $18.0 million, or 5%, driven by tolls, software, maintenance, and lumper expenses, partially offset by increased gains on equipment sales.
•Insurance and related expenses decreased $3.2 million, or 4%, driven by lower premiums and claims activity.
•Other general expenses decreased $6.0 million, or 9%, largely related to lower professional service costs as a result of cost-containment actions.
Total Other Expenses-Net
Total other expenses decreased $2.9 million, approximately 19%, in the six months ended June 30, 2026, compared to the same period in 2025, largely due to a $2.5 million decrease in interest expense.

Income Tax Expense
Our provision for income taxes increased $2.6 million, approximately 13%, in the six months ended June 30, 2026, compared to the same period in 2025, due to higher taxable income. The effective income tax rate was 24.5% for both the six months ended June 30, 2026 and 2025. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Six Months Ended June 30,
Revenues by Segment (in millions)	2026	2025
Truckload	$1,245.6	$1,235.9
Intermodal	515.5	525.5
Logistics	688.4	671.6
Other	203.3	185.5
Fuel surcharge	395.8	282.0
Inter-segment eliminations	(81.4)	(78.2)
Operating revenues	$2,967.2	$2,822.3

	Six Months Ended June 30,
Income (Loss) from Operations by Segment (in millions)	2026	2025
Truckload	$71.6	$65.2
Intermodal	29.3	29.9
Logistics	18.6	16.0
Other	(14.7)	(14.0)
Income from operations	104.8	97.1
Adjustments:
Acquisition-related costs	—	0.2
Intangible asset amortization	3.5	3.7
Adjusted income from operations	$108.3	$101.0

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Our Truckload segment is comprised of two operating units:
•Dedicated - Transportation services utilizing equipment dedicated to customers under long-term contracts.
•Network - Transportation services primarily consisting of one-way shipments.

	Six Months Ended June 30,
	2026	2025
Dedicated
Revenues (excluding fuel surcharge) (1)	$864.9	$875.9
Average trucks (2) (3)	8,386	8,521
Revenue per truck per week (4)	$4,057	$4,034
Network
Revenues (excluding fuel surcharge) (1)	$381.9	$359.8
Average trucks (2) (3)	3,553	3,732
Revenue per truck per week (4)	$4,229	$3,784
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,245.6	$1,235.9
Average trucks (2) (3)	11,939	12,253
Revenue per truck per week (4)	$4,108	$3,958
Average company trucks (3)	10,622	10,916
Average owner-operator trucks (3)	1,317	1,337
Trailers (6)	51,204	52,334
Operating ratio (7)	94.2%	94.7%
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
(5)Revenues (excluding fuel surcharge), in millions, include revenue in transit at the operating segment level; therefore, amounts presented above do not sum to total.
(6)Includes entire fleet of owned trailers, including trailers with leasing arrangements between Truckload and Logistics.
(7)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Truckload revenues (excluding fuel surcharge) increased $9.7 million, or 1%, in the six months ended June 30, 2026, compared to the same period in 2025, driven by increases in rate per billed and total mile for both Network and Dedicated, respectively, and an increase in Network volume. These factors were partially offset by a decrease in volume within Dedicated.
Truckload income from operations increased $6.4 million, approximately 10%, in the six months ended June 30, 2026 compared to the same period in 2025. Factors contributing to the increase include the revenue impacts noted above, as well as fuel surcharge recovery and lower depreciation expense due to reduced equipment count. These favorable impacts were partially offset by increased purchased transportation, incentive compensation, and maintenance expenses.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Six Months Ended June 30,
	2026	2025
Orders (1)	213,334	212,658
Containers	26,348	26,462
Trucks	1,345	1,442
Revenue per order (2)	$2,380	$2,455
Operating ratio (3)	94.3%	94.3%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) decreased $10.0 million, approximately 2%, in the six months ended June 30, 2026, compared to the same period in 2025, primarily from a 3% decrease in revenue per order, reflecting shorter length of haul, partially offset by an increase in volume.
Intermodal income from operations decreased $0.6 million, approximately 2%, in the six months ended June 30, 2026, compared to the same period in 2025, mainly resulting from the revenue impacts listed above and increased purchased transportation costs, partially offset by fuel surcharge recovery, increased gains on sales of equipment, and decreased salaries and wages expense, related to reduced headcount.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Six Months Ended June 30,
	2026	2025
Operating ratio (1)	97.3%	97.6%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $16.8 million, approximately 3%, in the six months ended June 30, 2026, compared to the same period in 2025, mainly due to higher revenue per order within our brokerage business, partially offset by lower volume.
Logistics income from operations increased $2.6 million, approximately 16%, in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the revenue impacts listed above and other cost reduction actions. These factors were partially offset by increased third party purchased transportation costs.
Other
Other loss from operations in the six months ended June 30, 2026 was comparable to the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are working capital requirements, capital expenditures, lease equipment, dividend payments, share repurchases, and debt service requirements. Additionally, we may use cash for acquisitions and other investing and financing activities. Working capital is required principally to ensure we are able to run the business and have sufficient funds to satisfy maturing short-term debt and operational expenses. Our capital expenditures consist primarily of transportation equipment, property, and information technology.
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $250.0 million revolving credit facility maturing in November 2027 and a $200.0 million receivables purchase agreement maturing in May 2027, for which our combined available capacity as of June 30, 2026 was $332.1 million. Our revolving credit facility also allows us to request an additional increase in total commitment by up to $150.0 million. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and finance lease obligations as of the dates shown.

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$292.7	$201.5
Marketable securities	34.4	41.8
Total cash, cash equivalents, and marketable securities	$327.1	$243.3

Debt:
Senior notes	$50.0	$50.0
Delayed-draw term loan facility	342.5	347.5
Finance leases	4.0	5.0
Total debt	$396.5	$402.5
Debt
As of June 30, 2026, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 6, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$264.3	$267.2
Net cash used in investing activities	(122.0)	(180.0)
Net cash used in financing activities	(51.1)	(44.1)
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Operating Activities
Net cash provided by operating activities decreased $2.9 million in the first six months of 2026 compared to the same period in 2025. The decrease was driven by higher cash used by working capital, partially offset by an increase in net income adjusted for noncash items. Working capital changes primarily reflected movements in trade receivables corresponding to increased operating revenues and prepaid and other assets due to the timing of payments. These amounts were partially offset by higher payables balances, changes in other liabilities related to the timing of wage accruals, and changes in reserve balances.

Investing Activities
Net cash used in investing activities decreased $58.0 million, approximately 32%, in the first six months of 2026, compared to the same period in 2025, primarily due to the timing of transportation and lease equipment purchases, increased proceeds from the sale of property, and reduced funding of notes receivable. These decreases were partially offset by higher purchases of other property and equipment related to land acquisitions.
The following table sets forth our net capital expenditures for the periods indicated.

	Six Months Ended June 30,
(in millions)	2026	2025
Purchases of transportation equipment	$153.7	$183.5
Purchases of other property and equipment	36.8	14.9
Proceeds from sale of property and equipment	(62.2)	(48.8)
Net capital expenditures	$128.3	$149.6
Net capital expenditures decreased $21.3 million during the first six months of 2026 compared to the same period in 2025, primarily reflecting a $29.8 million decrease in transportation equipment purchases due to the timing of equipment investment targets and a $13.4 million increase in proceeds from sales, driven largely by increased tractor sales. These favorable impacts were partially offset by land purchases.
Financing Activities
Net cash used in financing activities increased $7.0 million, approximately 16%, in the first six months of 2026 compared to the same period in 2025. The increase was primarily driven by a $9.4 million increase in net payments on debt and finance lease obligations, partially offset by a $3.1 million decrease in common stock repurchases due to lower share repurchase activity.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.
Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for our contractual obligations as of December 31, 2025. There were no material changes to our contractual obligations during the six months ended June 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed significantly from the market risks discussed in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The following risk factor has been updated to reflect recent developments, with new text indicated in bold and italics.
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
In addition to the significant increase in the cost to motor carriers relating to commercial auto liability claims throughout the U.S., there has also been a very significant increase throughout the U.S in the number of, and potential loss exposure associated with, so-called “Broker Liability Claims” – claims asserted against freight brokers in connection with accidents involving motor carriers the freight broker has contracted with to haul a shipment. Broker Liability Claims involve allegations of negligent hiring or selection of the motor carrier who was involved in a motor vehicle accident. On May 14, 2026, the U.S. Supreme Court unanimously held in Montgomery v. Caribe Transport II, LLC, a case in which we were not involved, that a state-law negligent hiring or selection claim against a freight broker is not preempted by the Federal Aviation Administration Authorization Act of 1994. The decision removes the broad federal preemption defense upon which freight brokers often have relied to defeat negligent-selection claims at an early stage of litigation. Although the long-term implications of the decision are not yet clear, the decision could lead to an increase in the frequency or defense of Broker Liability Claims and the rate of success of plaintiffs bringing such claims, which could result in nuclear verdicts. In addition, the cost to freight brokers of defending and/or settling Broker Liability Claims could increase, and insurance covering such claims may become more expensive and/or harder to obtain at acceptable coverage limits. Our operations include asset-light freight brokerage through our Logistics segment, and we are currently, directly or indirectly, involved in certain litigation or Broker Liability Claims arising from the normal conduct of our freight brokerage operations. Where appropriate, we have accrued for these matters or notified our insurance carriers of the potential loss. We cannot predict whether or how the Montgomery decision will affect the course or resolution of these matters; however, based on present knowledge, and in certain cases, we do not believe the resolution of these claims and pending litigation will have a material adverse effect on our financial condition, results of operations, or liquidity.

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
For example, in 2025, the limits of our excess insurance coverage were exhausted for one specific policy year as a result of a 2024 adverse verdict in a lawsuit arising out of a fatal motor vehicle accident that a Schneider driver is alleged to have caused, in addition to other losses occurring in that same policy year, with interest continuing to accrue on the judgment. For additional information, refer to the discussion of total other expenses (income) under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any equity security during the three months ended June 30, 2026.
Limitation Upon Payment of Dividends
The 2022 Credit Facility and the delayed-draw term loan facility include covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2022 Credit Facility or the delayed-draw term loan facility, as applicable, or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date
31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.
+ Constitutes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	July 31, 2026	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)