Form 10-Q
period 2026-09-30
Schneider National, Inc.
filed 2026-10-30
CIK 1692063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
 FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes  ☐            No ☒
As of October 23, 2026, the registrant had 83,029,500 shares of Class A common stock, no par value, outstanding and 92,344,393 shares of Class B common stock, no par value, outstanding.

SCHNEIDER NATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

i

GLOSSARY OF TERMS

3PL	Provider of outsourced logistics services. In logistics and supply chain management, it means a third-party provider to whom elements of the company’s inventory management, distribution, order fulfillment, warehousing, or supply chain management services have been outsourced.
ABR	Alternate Base Rate
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Board	Board of Directors
ChemDirect	Fortem Invenio, Inc.
CODM	Chief Operating Decision Maker
Cowan	Cowan Systems, LLC; Cowan Transport Holdings, LLC; and Cowan Equipment Leasing, LLC
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
KPI	Key Performance Indicator
M&M	M&M Transport Services, LLC
MLS	Midwest Logistics Systems, Ltd. and affiliated entities holding assets comprising substantially all of its business
MLSI	Mastery Logistics Systems, Inc.
PSU	Performance-based Restricted Stock Unit
RSU	Restricted Stock Unit
rTSR	Relative Total Shareholder Return
SEC	United States Securities and Exchange Commission
Term SOFR	The CME Term SOFR Reference Rate administered by CME Group Benchmark Administration Limited
TuSimple	TuSimple Holdings, Inc. (formerly TuSimple (Cayman) Limited)
U.S.	United States
ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company’s current expectations, beliefs, plans, or forecasts with respect to, among other things, future events and financial performance and trends in the business and industry. The words “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “prospects,” “potential,” “budget,” “forecast,” “continue,” “predict,” “seek,” “objective,” “goal,” “guidance,” “outlook,” “effort,” “target,” and similar words, expressions, terms, and phrases, generally identify forward-looking statements, which speak only as of the date the statements were made. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks, and uncertainties. Readers are cautioned that a forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement.

The risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: unfavorable economic and market conditions, including inflation, tariffs, and trade disputes; our ability to successfully manage operational challenges and disruptions, as well as related federal, state, and local government responses arising from future pandemics; economic and business risks inherent in the truckload and transportation industry, including competitive pressures pertaining to pricing, capacity, and service; our ability to effectively manage truck capacity brought about by cyclical driver shortages and successfully execute our yield management strategies; our ability to maintain key customer and supply arrangements, including dedicated arrangements, and to manage disruption of our business due to factors outside of our control, such as natural disasters, acts of war or terrorism, disease outbreaks, or pandemics; volatility in the market valuation of our investments in strategic partners and technologies; our ability to manage and effectively implement our growth and diversification strategies and cost saving initiatives; our reliance on the Schneider brand and our reputation exposes us to risks associated with adverse publicity, reputational harm, and loss of brand equity; risks related to demand for our service offerings; risks associated with the loss of a significant customer or customers; capital investments that fail to match customer demand or for which we cannot obtain adequate funding; fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase agreements, our ability to recover fuel costs through our fuel surcharge programs, and potential changes in customer preferences (e.g., truckload vs. intermodal services) driven by diesel fuel prices; fluctuations in the value and demand for our used Class 8 heavy-duty tractors and trailers; our ability to attract and retain qualified drivers, owner-operators, and third-party carriers in sufficient numbers to support our service offerings; our dependence on railroads in the operation of our intermodal business; changes in the outsourcing practices of our third-party logistics customers; difficulty in obtaining fuel, equipment, goods, and services from our vendors and suppliers; variability in insurance and claims expenses and the risks of insuring claims through our captive insurance company; the impact of laws and regulations that apply to our business, including those that relate to the environment, taxes, associates, owner-operators, and our captive insurance company; changes to those laws and regulations and the increased costs of compliance with existing or future federal, state, and local regulations; political, economic, and other risks from cross-border operations and operations in multiple countries; risks associated with financial, credit, and equity markets, including our ability to service indebtedness and fund capital expenditures and strategic initiatives; negative seasonal patterns generally experienced in the trucking industry during traditionally slower shipping periods and winter months; risks associated with severe weather and similar events; significant systems disruptions, including those caused by cybersecurity events and firmware defects; exposure to claims and lawsuits in the ordinary course of business; our ability to adapt to new technologies and new participants in the truckload and transportation industry; and those risks and uncertainties discussed in (1) our most recently filed Annual Report on Form 10-K in (a) Part I, Item 1A. “Risk Factors,” (b) Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (c) Part II, Item 8. “Financial Statements and Supplementary Data: Note 13, Commitments and Contingencies,” (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (b) Part I, Item 1. “Financial Statements: Note 11, Commitments and Contingencies,” and (c) Part II, Item 1A. “Risk Factors,” and (3) other factors discussed in filings with the SEC by the Company. The Company undertakes no obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances which may occur after the date of this Quarterly Report.

WHERE TO FIND MORE INFORMATION

The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that the Company files electronically with the SEC. These documents are also available to the public from commercial document retrieval services and at the “Investors” section of our website at www.schneider.com. Information disclosed or available on our website shall not be deemed incorporated into, or to be a part of, this Quarterly Report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$1,585.3	$1,452.4	$4,552.5	$4,274.7
Operating expenses:
Purchased transportation	590.4	505.4	1,635.0	1,482.9
Salaries, wages, and benefits	396.0	402.6	1,193.7	1,201.9
Fuel and fuel taxes	165.0	111.5	448.7	326.8
Depreciation and amortization	107.7	112.9	328.1	338.8
Operating supplies and expenses—net	179.8	191.6	553.4	547.2
Insurance and related expenses	49.4	60.1	129.9	143.8
Other general expenses	34.9	33.0	96.8	100.9
Total operating expenses	1,523.2	1,417.1	4,385.6	4,142.3
Income from operations	62.1	35.3	166.9	132.4
Other expenses (income):
Interest income	(2.6)	(1.3)	(6.1)	(4.4)
Interest expense	(1.9)	9.5	12.0	25.9
Other expenses—net	1.0	0.7	2.6	2.3
Total other expenses (income)—net	(3.5)	8.9	8.5	23.8
Income before income taxes	65.6	26.4	158.4	108.6
Provision for income taxes	16.1	7.0	38.8	27.1
Net income	49.5	19.4	119.6	81.5
Other comprehensive income (loss):
Foreign currency translation adjustment—net	(0.1)	—	(0.1)	0.4
Net unrealized gains (losses) on marketable securities—net of tax	(0.5)	0.3	(0.6)	1.1
Total other comprehensive income (loss)—net	(0.6)	0.3	(0.7)	1.5
Comprehensive income	$48.9	$19.7	$118.9	$83.0

Weighted average shares outstanding	175.3	175.3	175.2	175.3
Basic earnings per share	$0.28	$0.11	$0.68	$0.47

Weighted average diluted shares outstanding	176.3	175.9	176.0	175.9
Diluted earnings per share	$0.28	$0.11	$0.68	$0.46
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$326.2	$201.5
Marketable securities	33.8	41.8
Trade accounts receivable—net of allowance of $5.5 million and $6.0 million, respectively	733.7	578.3
Other receivables	81.5	71.1
Current portion of lease receivables—net of allowance of $0.7 million and $0.8 million, respectively	90.4	80.7
Inventories—net	44.3	99.8
Prepaid expenses and other current assets	121.8	108.0
Total current assets	1,431.7	1,181.2
Noncurrent Assets:
Property and equipment:
Transportation equipment	4,139.5	4,168.5
Land, buildings, and improvements	294.7	271.5
Other property and equipment	117.2	119.3
Total property and equipment	4,551.4	4,559.3
Less accumulated depreciation	1,897.9	1,839.7
Net property and equipment	2,653.5	2,719.6
Lease receivables	156.2	131.9
Internal-use software and other noncurrent assets	419.3	470.0
Goodwill	337.4	337.4
Total noncurrent assets	3,566.4	3,658.9
Total Assets	$4,998.1	$4,840.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$268.0	$208.6
Accrued salaries, wages, and benefits	115.1	78.0
Claims accruals—current	153.8	150.6
Current maturities of debt and finance lease obligations	11.8	11.1
Other current liabilities	145.4	107.5
Total current liabilities	694.1	555.8
Noncurrent Liabilities:
Long-term debt and finance lease obligations	381.4	390.9
Claims accruals—noncurrent	112.8	170.2
Deferred income taxes	592.1	593.8
Other noncurrent liabilities	120.3	104.7
Total noncurrent liabilities	1,206.6	1,259.6
Total Liabilities	1,900.7	1,815.4
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Preferred shares, no par value, 50,000,000 shares authorized, no shares issued or outstanding	—	—
Class A common shares, no par value, 250,000,000 shares authorized, 83,029,500 shares issued and outstanding	—	—
Class B common shares, no par value, 750,000,000 shares authorized, 96,973,455 and 96,402,481 shares issued and 92,344,393 and 91,985,627 shares outstanding, respectively	—	—
Additional paid-in capital	1,631.4	1,619.4
Retained earnings	1,584.8	1,518.2
Accumulated other comprehensive loss	(2.6)	(1.9)
Treasury stock, at cost, 4,629,062 and 4,416,854 shares, respectively	(116.2)	(111.0)
Total Shareholders’ Equity	3,097.4	3,024.7
Total Liabilities and Shareholders’ Equity	$4,998.1	$4,840.1
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income	$119.6	$81.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328.1	338.8
Gains on sales of property and equipment—net	(19.3)	(9.6)
Proceeds from lease receipts	46.2	46.1
Deferred income taxes	(1.6)	4.3
Long-term incentive and share-based compensation expense	13.3	13.1
Loss on investments in equity securities—net	—	0.5
Other noncash items—net	2.2	0.6
Changes in operating assets and liabilities:
Receivables	(155.0)	(1.8)
Other assets	(29.4)	(14.1)
Claims reserves and receivables—net	(19.3)	1.3
Payables	40.9	(22.8)
Other liabilities	77.5	13.5
Net cash provided by operating activities	403.2	451.4
Investing Activities:
Purchases of transportation equipment	(290.3)	(311.5)
Purchases of other property and equipment	(42.0)	(25.1)
Proceeds from sale of property and equipment	123.6	78.9
Proceeds from sale of off-lease inventory	15.8	14.2
Purchases of lease equipment	(22.3)	(62.4)
Proceeds from marketable securities	7.4	7.6
Investments in equity securities and equity method investment	(0.6)	(0.2)
Investments in notes receivable	—	(13.0)
Net cash used in investing activities	(208.4)	(311.5)
Financing Activities:
Proceeds under revolving credit agreements	—	50.0
Payments under revolving credit agreements	—	(50.0)
Proceeds from long-term debt	—	100.0
Payments of debt and finance lease obligations	(9.5)	(100.5)
Dividends paid	(52.1)	(50.3)
Repurchases of common stock	(5.2)	(8.3)
Other financing activities	(3.3)	(4.3)
Net cash used in financing activities	(70.1)	(63.4)
Net increase in cash and cash equivalents	124.7	76.5
Cash and Cash Equivalents:
Beginning of period	201.5	117.6
End of period	$326.2	$194.1

Additional Cash Flow Information:
Noncash investing and financing activity:
Transportation and lease equipment purchases in accounts payable	$18.6	$21.9
Dividends declared but not yet paid	18.5	17.5
Cash paid during the period for:
Interest	15.9	26.1
Income taxes—net of refunds	5.5	5.0
See notes to consolidated financial statements (unaudited).

SCHNEIDER NATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2025	$—	$1,619.4	$1,518.2	$(1.9)	$(111.0)	$3,024.7
Net income	—	—	20.4	—	—	20.4
Other comprehensive loss	—	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	4.5	—	—	—	4.5
Dividends declared at $0.10 per share of Class A and Class B common shares	—	—	(17.6)	—	—	(17.6)
Repurchases of common stock	—	—	—	—	(5.2)	(5.2)
Shares withheld for employee taxes	—	(6.2)	—	—	—	(6.2)
Balance—March 31, 2026	—	1,617.7	1,521.0	(2.1)	(116.2)	3,020.4
Net income	—	—	49.7	—	—	49.7
Other comprehensive income	—	—	—	0.1	—	0.1
Share-based compensation expense	—	4.8	—	—	—	4.8
Dividends declared at $0.10 per share of Class A and Class B common shares	—	—	(17.8)	—	—	(17.8)
Share issuances	—	0.9	—	—	—	0.9
Exercise of employee stock options	—	1.3	—	—	—	1.3
Balance—June 30, 2026	—	1,624.7	1,552.9	(2.0)	(116.2)	3,059.4
Net income	—	—	49.5	—	—	49.5
Other comprehensive loss	—	—	—	(0.6)	—	(0.6)
Share-based compensation expense	—	5.0	—	—	—	5.0
Dividends declared at $0.10 per share of Class A and Class B common shares	—	—	(17.6)	—	—	(17.6)
Exercise of employee stock options	—	1.7	—	—	—	1.7
Balance—September 30, 2026	$—	$1,631.4	$1,584.8	$(2.6)	$(116.2)	$3,097.4

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balance—December 31, 2024	$—	$1,605.3	$1,481.8	$(3.8)	$(96.4)	$2,986.9
Net income	—	—	26.1	—	—	26.1
Other comprehensive income	—	—	—	0.5	—	0.5
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.8)	—	—	(16.8)
Repurchases of common stock	—	—	—	—	(8.3)	(8.3)
Shares withheld for employee taxes	—	(5.1)	—	—	—	(5.1)
Balance—March 31, 2025	—	1,605.1	1,491.1	(3.3)	(104.7)	2,988.2
Net income	—	—	36.0	—	—	36.0
Other comprehensive income	—	—	—	0.7	—	0.7
Share-based compensation expense	—	4.9	—	—	—	4.9
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.9)	—	—	(16.9)
Balance—June 30, 2025	—	1,610.0	1,510.2	(2.6)	(104.7)	3,012.9
Net income	—	—	19.4	—	—	19.4
Other comprehensive income	—	—	—	0.3	—	0.3
Share-based compensation expense	—	4.3	—	—	—	4.3
Dividends declared at $0.095 per share of Class A and Class B common shares	—	—	(16.7)	—	—	(16.7)
Exercise of employee stock options	—	0.8	—	—	—	0.8
Balance—September 30, 2025	$—	$1,615.1	$1,512.9	$(2.3)	$(104.7)	$3,021.0
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
In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented.
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

2. REVENUE RECOGNITION

Disaggregated Revenues
The following table presents operating revenues disaggregated by service type.

	Three Months Ended September 30,		Nine Months Ended September 30,
Disaggregated Revenues (in millions)	2026	2025	2026	2025
Transportation	$1,458.1	$1,337.1	$4,176.0	$3,943.1
Logistics management	68.2	53.7	197.7	161.9
Other	59.0	61.6	178.8	169.7
Total operating revenues	$1,585.3	$1,452.4	$4,552.5	$4,274.7
Quantitative Disclosure
The following table provides information about transactions and the expected timing of revenue recognition related to remaining fixed performance obligations for contracts with original terms greater than one year, as of the date shown.

Remaining Performance Obligations (in millions)	September 30, 2026
Expected to be recognized within one year
Transportation	$98.3
Logistics management	24.6
Expected to be recognized after one year
Transportation	90.0
Logistics management	20.3
Total	$233.2
This disclosure excludes performance obligations that are part of a contract with an original expected duration of one year or less. It also excludes expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount to which it has a right to invoice (e.g., usage-based pricing terms).
Information related to contract balances associated with our contracts with customers as of the dates shown is as follows:

Contract Balances (in millions)	September 30, 2026	December 31, 2025
Other current assets—Contract assets	$32.0	$21.3
We generally receive payment within 40 days of performing our obligations under customer contracts. Contract assets in the table above relate to revenue in transit at the end of the reporting period. We had no contract liabilities related to advance payments from customers as of September 30, 2026 and December 31, 2025.

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
Assets and liabilities are classified within the fair value hierarchy based on the lowest-level significant input used in the valuation.
The table below sets forth the Company’s financial assets that are measured at fair value on a recurring, monthly basis in accordance with ASC 820.

		Fair Value
(in millions)	Level in Fair Value Hierarchy	September 30, 2026	December 31, 2025
Equity investment in TuSimple (1)	1	$0.1	$0.1
Marketable securities (2)	2	33.8	41.8
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
The fair value of the Company’s unsecured senior notes was $49.5 million and $51.7 million as of September 30, 2026 and December 31, 2025, respectively. The carrying value of the Company’s unsecured senior notes was $50.0 million as of September 30, 2026 and December 31, 2025. The fair value of our debt was calculated using a fixed rate debt portfolio with similar terms and maturities, which is based on the borrowing rates available to us in the applicable period. This valuation used Level 2 inputs.
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
Any unrealized gains and losses, net of tax, are included as a component of accumulated other comprehensive income on the consolidated balance sheets, unless we determine that the amortized cost basis is not recoverable. If we determine that the amortized cost basis of the impaired security is not recoverable, we recognize the credit loss by increasing the allowance for those losses. We did not have an allowance for credit losses on our marketable securities as of September 30, 2026 or December 31, 2025. Cost basis is determined using the specific identification method.
The following table presents the remaining maturities and values of our marketable securities as of the dates shown.

	September 30, 2026			December 31, 2025
(in millions, except maturities in months)	Remaining Maturities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. treasury and government agencies	1 to 53	$17.0	$16.1	$18.0	$17.1
Corporate debt securities	4 to 79	8.2	8.0	11.2	11.1
State and municipal bonds	13 to 145	10.3	9.7	13.7	13.6
Total marketable securities		$35.5	$33.8	$42.9	$41.8
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
These investments are accounted for under ASC 321, Investments - Equity Securities, using the measurement alternative. Their combined values as of September 30, 2026 and December 31, 2025 were $137.3 million. When the Company identifies observable price changes for identical or similar securities of the same issuer, the related equity security is remeasured at fair value as of the date the observable transaction occurred using Level 3 inputs.

In addition to our investment in MLSI, we held a $10.0 million note receivable from MLSI as of September 30, 2026. The note was funded during the first quarter of 2023, bears interest over its term, and matures in March 2030. As of September 30, 2026 and December 31, 2025, the balances, including accrued interest, were $12.9 million and $12.2 million, respectively. We also held a $2.5 million note receivable from Platform Science, Inc. as of September 30, 2026. The note was executed and funded during the second quarter of 2024, bears interest over its term, and matures in March 2027. As of September 30, 2026 and December 31, 2025, the balances, including accrued interest, were $3.0 million and $2.8 million, respectively.
The following table summarizes the activity related to these equity investments during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Investment in equity securities	$—	$—	$—	$13.4
Upward adjustments (1)	—	—	—	4.4
Downward adjustments	—	—	—	4.9
(1)     Our updated investment value in 2025 related to Platform Science, Inc. and was determined using a combination of the discounted cash flow and guideline public company methods.
Equity Investments with Readily Determinable Fair Values
In 2021, the Company purchased a $5.0 million non-controlling interest in TuSimple, a Chinese autonomous trucking start-up. Upon completion of its initial public offering in April 2021, our investment in TuSimple was converted into Class A common shares and is being accounted for under ASC 321, Investments - Equity Securities. Our net investment and activity were not material for the three and nine months ended September 30, 2026 and 2025, nor at December 31, 2025. See Note 3, Fair Value, for additional information on the fair value of our investment in TuSimple.
Equity Method Investment
In the second quarter of 2023, the Company invested $5.0 million consisting primarily of internal-use software and cash in exchange for a 50% non-controlling ownership interest in Scope 23 LLC, a technology company that designs supply chain and logistics solutions to help companies manage their carbon emissions. The Company accounts for this investment under ASC 323, Investments - Equity Method and Joint Ventures. For the three and nine months ended September 30, 2026 and 2025, activity was not material. The carrying value of our investment was $3.4 million and $4.1 million as of September 30, 2026 and December 31, 2025, respectively.
All equity investments and notes receivable are included within internal-use software and other noncurrent assets on the consolidated balance sheets. Gains and losses on our equity investments are recognized within other expenses—net on the consolidated statements of comprehensive income.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired. Our goodwill balance as of September 30, 2026 and December 31, 2025 was $337.4 million and was comprised of $323.2 million and $14.2 million in our Truckload and Logistics segments, respectively.
As of September 30, 2026 and December 31, 2025, our Truckload segment had accumulated goodwill impairment charges of $34.6 million.
The identifiable, finite-lived intangible assets listed below are included in internal-use software and other noncurrent assets on the consolidated balance sheets and relate to the acquisitions of Cowan, MLS, and M&M.

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$62.0	$12.3	$49.7	$62.0	$9.1	$52.9
Trademarks	21.4	5.3	16.1	21.4	4.1	17.3
Non-compete agreements	5.4	3.4	2.0	5.4	2.6	2.8
Total intangible assets	$88.8	$21.0	$67.8	$88.8	$15.8	$73.0

Amortization expense for intangible assets was $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $5.2 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Estimated future amortization expense related to intangible assets is as follows:

(in millions)	September 30, 2026
Remaining 2026	$1.8
2027	7.0
2028	6.5
2029	5.9
2030	5.9
2031 and thereafter	40.7
Total	$67.8

6. DEBT AND CREDIT FACILITIES

The following table summarizes debt and outstanding borrowings as of the dates shown.

(in millions)	September 30, 2026	December 31, 2025
Unsecured senior notes: principal matures August 2028; interest payable in semiannual installments through the same timeframe; weighted average interest rate of 5.63% and 6.95% for 2026 and 2025, respectively.	$50.0	$50.0
Delayed-draw term loan facility: matures November 2029; variable rate interest payments due quarterly based on Term SOFR; weighted-average interest rate of 4.85% and 5.38% for 2026 and 2025, respectively.	340.0	347.5
Total debt and credit facilities	390.0	397.5
Current maturities	(10.0)	(8.6)
Debt issuance costs	(0.4)	(0.5)
Long-term debt	$379.6	$388.4
On September 10, 2026, we entered into a new credit agreement (the “2026 Credit Facility”), among us, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, and terminated our prior $250.0 million Credit Agreement dated as of November 4, 2022. The 2026 Credit Facility is a revolving credit facility that provides borrowing capacity of $350.0 million and permits us to request incremental commitments of up to $350.0 million, resulting in total potential commitments of $700.0 million, and matures on September 10, 2031 (provided that the 2026 Credit Facility will mature on November 22, 2029 if we do not refinance, repay in full, or extend the maturity of our delayed-draw term loan facility (the “2024 DDTL Facility) prior to the date 91 days prior to November 22, 2029). The 2026 Credit Facility increased committed borrowing capacity from $250.0 million to $350.0 million and increased total potential commitments, including incremental commitments, from $400.0 million to $700.0 million. There were no outstanding borrowings as of September 30, 2026 or under the prior facility as of December 31, 2025. Borrowings, if any, bear interest at a variable rate based on either Term SOFR or the ABR. The agreement provides a $100.0 million sublimit for the issuance of standby letters of credit. Standby letters of credit outstanding under this facility and the prior facility, as applicable, totaled $0.4 million as of both September 30, 2026 and December 31, 2025 and were primarily related to certain real estate lease requirements.
On September 10, 2026, we also entered into the First Amendment to our 2024 DDTL Facility, originally dated November 22, 2024, to make certain changes to the representations, covenants, and other provisions of the 2024 DDTL Facility to conform such covenants and provisions to the those contained in the 2026 Credit Facility. Borrowings under the 2024 DDTL Facility are unsecured and bear interest, at the election of the Company for each borrowing, based on either Term SOFR or the ABR, and mature in November 2029. Quarterly principal payments equal to 0.625% of the outstanding balance began in September 2025 and will continue through maturity.

On September 30, 2026, we renewed our Amended and Restated Receivables Purchase Agreement (the “2026 Receivables Purchase Agreement”), which matures on September 28, 2029, and under which borrowings are secured by qualifying trade receivables. The 2026 Receivables Purchase Agreement increased available commitments from $200.0 million to $400.0 million and increased the sublimit for the issuance of letters of credit from $150.0 million to $250.0 million. There were no outstanding borrowings as of September 30, 2026 or under the prior agreement as of December 31, 2025. Borrowings, if any, bear interest at a variable rate based on Term SOFR. Standby letters of credit outstanding under the Receivables Purchase Agreements totaled $112.7 million and $102.9 million as of September 30, 2026 and December 31, 2025, respectively, and primarily relate to certain insurance obligations.
The credit agreements contain various affirmative and negative covenants, including requirements relating to minimum consolidated net worth (which will cease to apply when our other material indebtedness no longer contains a consolidated net worth covenant), maximum consolidated net debt-to-EBITDA ratio, limitations on additional indebtedness, transactions with affiliates, and restricted payments. Following the termination of the consolidated net worth covenant, the agreements require compliance with a minimum consolidated interest coverage ratio.
The credit agreements also contain customary change-of-control provisions. A change of control is deemed to occur if members of the Schneider family cease to own more than 50% of the combined voting power of the Company's capital stock. Upon the occurrence of a change of control, the lenders may terminate any unused commitments and declare all outstanding borrowings, together with accrued interest and fees, immediately due and payable.

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
In conjunction with the acquisition of M&M, the Company entered into nine related party operating leases. The leases are for shop, warehouse, office, and drop yard locations throughout the U.S. As of September 30, 2026, seven of these leases have been renewed with terms extending through 2029, while the remaining two leases expired during the quarter. The related lease payments are not material.
Additional information related to our leases is as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$28.9	$31.5
Operating cash flows for finance leases	0.2	0.2
Financing cash flows for finance leases	2.0	3.0

Right-of-use assets obtained in exchange for new lease liabilities
Operating leases	$52.6	$23.6
Finance leases	0.6	—
As of September 30, 2026, we had three leases that were signed but not yet commenced totaling $7.9 million. Two of the leases will commence in the fourth quarter of 2026 and have terms of eight and nine years, while the third lease will commence in the first quarter of 2027 and has a term of two years.
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

As of September 30, 2026 and December 31, 2025, investments in lease receivables were as follows:

(in millions)	September 30, 2026	December 31, 2025
Future minimum payments to be received on leases	$188.8	$162.9
Guaranteed residual lease values	108.2	93.5
Total minimum lease payments to be received	297.0	256.4
Unearned income	(50.4)	(43.8)
Net investment in leases	$246.6	$212.6
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
Our net investment in leases with any portion past due as of September 30, 2026 was $40.1 million, which includes both current and future lease payments. Lease payments are generally due weekly and are considered past due when payment is not received by the contractual due date. As of September 30, 2026, lease payments past due totaled $2.0 million.
The table below provides additional information on our sales-type leases. Revenue and cost of goods sold are recorded in operating revenues and operating supplies and expenses—net in the consolidated statements of comprehensive income, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$57.2	$68.0	$176.9	$187.2
Cost of goods sold	(52.6)	(61.2)	(161.7)	(168.2)
Operating profit	$4.6	$6.8	$15.2	$19.0

Interest income on lease receivables	$9.0	$8.3	$24.9	$24.4

8. INCOME TAXES

Our effective income tax rate was 24.5% and 26.5% for the three months ended September 30, 2026 and 2025, respectively, and 24.5% and 25.0% for the nine months ended September 30, 2026 and 2025, respectively. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, adjusted for discrete items. This rate is based on expected annual income, applicable statutory tax rates, and our best estimates of nontaxable and nondeductible income and expense items.

9. COMMON EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$49.5	$19.4	$119.6	$81.5
Denominator:
Weighted average common shares outstanding	175.3	175.3	175.2	175.3
Dilutive effect of share-based awards and options outstanding	0.9	0.6	0.8	0.6
Weighted average diluted common shares outstanding (1)	176.3	175.9	176.0	175.9

Basic earnings per common share (2)	$0.28	$0.11	$0.68	$0.47
Diluted earnings per common share (2)	0.28	0.11	0.68	0.46
(1)Weighted average diluted common shares outstanding may not sum due to rounding.
(2)Earnings per share were calculated on full precision amounts.
Share-based awards and options excluded from the calculation of diluted earnings per share due to having an anti-dilutive effect for the three and nine months ended September 30, 2026 and 2025 were not material.
Common Shares Outstanding
As of September 30, 2026 and December 31, 2025, we had 83,029,500 shares of Class A common stock outstanding. There were no changes in the number of shares of Class A common stock outstanding for the three and nine months ended September 30, 2026 and 2025.
Changes to our Class B common shares outstanding for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding at beginning of period	92,271,399	92,233,497	91,985,627	92,221,383
Repurchases of common stock	—	—	(212,208)	(337,352)
Share issuances	—	—	654,889	528,653
Exercise of employee stock options	72,994	36,596	126,820	36,596
Shares withheld for employee taxes	—	—	(210,735)	(179,187)
Outstanding at end of period	92,344,393	92,270,093	92,344,393	92,270,093
In January 2026, our Board approved a share repurchase program authorizing the repurchase of up to $150.0 million of the Company’s Class A and/or Class B common shares. As of September 30, 2026, the Company had repurchased $5.2 million of its Class B common shares under the share repurchase program.
Subsequent Event - Dividends Declared
In October 2026, the Board declared a quarterly cash dividend for the fourth fiscal quarter of 2026 in the amount of $0.10 per share to holders of our Class A and Class B common stock. The dividend is payable to shareholders of record at the close of business on December 11, 2026 and will be paid on January 12, 2027.

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
Share-based compensation expense was $4.6 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively, and $13.2 million and $13.0 million for the nine months ended September 30, 2026 and 2025, respectively. We recognize share-based compensation expense over the awards’ vesting period. As of September 30, 2026, we had $22.9 million of pre-tax unrecognized compensation cost related to outstanding share-based compensation awards expected to be recognized over a weighted average period of 1.8 years.

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
As of September 30, 2026, our firm commitments to purchase transportation equipment totaled $171.2 million.

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
The following tables summarize our segment information. Inter-segment revenues within Other include revenues from insurance premiums charged to other segments for workers’ compensation, auto, and other types of insurance. Inter-segment revenues included in Other revenues below were $39.0 million and $39.2 million for the three months ended September 30, 2026 and 2025, respectively, and $98.9 million and $87.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Segment Revenues and Expenses	Three Months Ended September 30, 2026
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$624.8	$287.7	$372.5	$1,285.0
Fuel surcharge revenues	161.5	76.3	3.6	241.4
Segment operating revenues	786.3	364.0	376.1	1,526.4
Other revenues				109.0
Elimination of inter-segment revenues				(48.9)
Elimination of inter-segment fuel surcharge revenues				(1.2)
Operating revenues				1,585.3

Salaries, wages, and benefits	270.8	45.5	24.5
Purchased transportation, fuel, and fuel taxes	223.3	239.5	302.9
Depreciation and amortization	81.0	13.2	0.1
Operating supplies and expenses-net	74.0	19.6	20.1
Other segment expenses(1)	93.5	23.6	28.5

Segment income from operations	$43.7	$22.6	$—	66.3
Corporate and other loss from operations—net				(4.2)
Income from operations				62.1

Total other income—net				(3.5)

Income before income taxes				$65.6

Segment Revenues and Expenses	Nine Months Ended September 30, 2026
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$1,870.4	$803.2	$1,060.9	$3,734.5
Fuel surcharge revenues	438.3	193.8	7.2	639.3
Segment operating revenues	2,308.7	997.0	1,068.1	4,373.8
Other revenues				312.3
Elimination of inter-segment revenues				(130.3)
Elimination of inter-segment fuel surcharge revenues				(3.3)
Operating revenues				4,552.5

Salaries, wages, and benefits	812.4	131.6	74.7
Purchased transportation, fuel, and fuel taxes	610.1	650.5	854.9
Depreciation and amortization	248.6	39.1	0.4
Operating supplies and expenses-net	243.2	54.0	52.0
Other segment expenses(1)	279.1	69.9	67.5

Segment income from operations	$115.3	$51.9	$18.6	185.8
Corporate and other loss from operations—net				(18.9)
Income from operations				166.9

Total other expenses—net				8.5

Income before income taxes				$158.4

Segment Revenues and Expenses	Three Months Ended September 30, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$624.5	$281.4	$332.1	$1,238.0
Fuel surcharge revenues	105.9	46.5	1.5	153.9
Segment operating revenues	730.4	327.9	333.6	1,391.9
Other revenues				117.8
Elimination of inter-segment revenues				(56.1)
Elimination of inter-segment fuel surcharge revenues				(1.2)
Operating revenues				1,452.4

Salaries, wages, and benefits	274.8	44.0	27.4
Purchased transportation, fuel, and fuel taxes	159.8	212.3	263.8
Depreciation and amortization	85.5	13.2	0.3
Operating supplies and expenses-net	86.5	17.5	15.3
Other segment expenses(1)	104.0	24.1	20.4

Segment income from operations	$19.8	$16.8	$6.4	43.0
Corporate and other loss from operations—net				(7.7)
Income from operations				35.3

Total other expenses—net				8.9

Income before income taxes				$26.4

Segment Revenues and Expenses	Nine Months Ended September 30, 2025
(in millions)	Truckload	Intermodal	Logistics	Total
Revenues (excluding fuel surcharge)	$1,860.4	$806.9	$1,003.7	$3,671.0
Fuel surcharge revenues	304.4	129.3	4.4	438.1
Segment operating revenues	2,164.8	936.2	1,008.1	4,109.1
Other revenues				303.3
Elimination of inter-segment revenues				(134.3)
Elimination of inter-segment fuel surcharge revenues				(3.4)
Operating revenues				4,274.7

Salaries, wages, and benefits	812.9	131.9	86.7
Purchased transportation, fuel, and fuel taxes	474.5	595.3	793.4
Depreciation and amortization	255.3	39.6	0.8
Operating supplies and expenses-net	248.8	53.7	44.2
Other segment expenses(1)	288.3	69.0	60.6

Segment income from operations	$85.0	$46.7	$22.4	154.1
Corporate and other loss from operations—net				(21.7)
Income from operations				132.4

Total other expenses—net				23.8

Income before income taxes				$108.6
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

Although we believe these non-GAAP measures are useful to investors, they have limitations as analytical tools and may not be comparable to similar measures disclosed by other companies. You should not consider the non-GAAP measures in this Quarterly Report in isolation or as substitutes for, or alternatives to, analysis of our results as reported under GAAP. The exclusion of unusual or infrequent items or other adjustments reflected in the non-GAAP measures should not be construed as an inference that our future results will not be affected by unusual or infrequent items or other items similar to such adjustments. Our management compensates for these limitations by relying primarily on our GAAP results in addition to using the non-GAAP measures.
Enterprise Summary
The following table includes key GAAP and non-GAAP financial measures for the consolidated enterprise. Adjustments to arrive at non-GAAP measures are made at the enterprise level, with the exception of fuel surcharge revenues, which are not included in segment revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2026	2025	2026	2025
Operating revenues	$1,585.3	$1,452.4	$4,552.5	$4,274.7
Revenues (excluding fuel surcharge) (1)	1,345.1	1,299.7	3,916.5	3,840.0
Income from operations	62.1	35.3	166.9	132.4
Adjusted income from operations (2)	63.8	38.4	172.1	139.4
Operating ratio	96.1%	97.6%	96.3%	96.9%
Adjusted total operating expenses, net of fuel surcharge revenues (3)	$1,281.3	$1,261.3	$3,744.4	$3,700.6
Adjusted operating ratio (4)	95.3%	97.0%	95.6%	96.4%
Net income	$49.5	$19.4	$119.6	$81.5
Adjusted net income (5)	50.8	21.7	123.5	86.8
Adjusted EBITDA (6)	168.8	148.9	492.4	470.5
Cash flow from operations	138.9	184.2	403.2	451.4
Free cash flow (7)	58.5	76.1	194.5	193.7
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
Revenues (excluding fuel surcharge)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating revenues	$1,585.3	$1,452.4	$4,552.5	$4,274.7
Less: Fuel surcharge revenues	240.2	152.7	636.0	434.7
Revenues (excluding fuel surcharge)	$1,345.1	$1,299.7	$3,916.5	$3,840.0

Adjusted income from operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Income from operations	$62.1	$35.3	$166.9	$132.4
Acquisition-related costs (1)	—	—	—	0.2
Intangible asset amortization (2)	1.7	1.7	5.2	5.4
Severance (3)	—	1.4	—	1.4
Adjusted income from operations	$63.8	$38.4	$172.1	$139.4
(1)Advisory, legal, and accounting costs related to the acquisition of Cowan.
(2)Amortization expense related to intangible assets acquired through recent business acquisitions. Although intangible assets contribute to our revenue generation, the amortization of intangible assets does not directly relate to transportation services provided to our customers.
(3)Severance related to workforce rightsizing.
Adjusted operating ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratios)	2026	2025	2026	2025
GAAP Presentation
Operating revenues	$1,585.3	$1,452.4	$4,552.5	$4,274.7
Total operating expenses	1,523.2	1,417.1	4,385.6	4,142.3
Income from operations	$62.1	$35.3	$166.9	$132.4

Operating ratio (1)	96.1%	97.6%	96.3%	96.9%

Non-GAAP Presentation
Operating revenues	$1,585.3	$1,452.4	$4,552.5	$4,274.7
Less: Fuel surcharge revenues	240.2	152.7	636.0	434.7
Revenues (excluding fuel surcharge)	$1,345.1	$1,299.7	$3,916.5	$3,840.0

Total operating expenses	$1,523.2	$1,417.1	$4,385.6	$4,142.3
Adjusted for:
Fuel surcharge revenues	(240.2)	(152.7)	(636.0)	(434.7)
Acquisition-related costs	—	—	—	(0.2)
Intangible asset amortization	(1.7)	(1.7)	(5.2)	(5.4)
Severance	—	(1.4)	—	(1.4)
Adjusted total operating expenses, net of fuel surcharge revenues (2)	$1,281.3	$1,261.3	$3,744.4	$3,700.6

Adjusted operating ratio (3)	95.3%	97.0%	95.6%	96.4%
(1)    Calculated as total operating expenses divided by operating revenues.
(2)    Adjusted total operating expenses, net of fuel surcharge revenues are defined as total operating expenses, adjusted to exclude fuel surcharge revenues and certain expenses that do not reflect our core operating performance.
(3)    Calculated as adjusted total operating expenses, net of fuel surcharge revenues divided by revenues (excluding fuel surcharge).

Adjusted net income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$49.5	$19.4	$119.6	$81.5
Acquisition-related costs	—	—	—	0.2
Intangible asset amortization	1.7	1.7	5.2	5.4
Severance	—	1.4	—	1.4
Income tax effect of non-GAAP adjustments (1)	(0.4)	(0.8)	(1.3)	(1.7)
Adjusted net income	$50.8	$21.7	$123.5	$86.8
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

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$49.5	$19.4	$119.6	$81.5
Interest expense, net	(4.5)	8.2	5.9	21.5
Provision for income taxes	16.1	7.0	38.8	27.1
Depreciation and amortization	107.7	112.9	328.1	338.8
Acquisition-related costs	—	—	—	0.2
Severance	—	1.4	—	1.4
Adjusted EBITDA	$168.8	$148.9	$492.4	$470.5

Free cash flow

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net cash provided by operating activities	$138.9	$184.2	$403.2	$451.4

Purchases of transportation equipment	(136.6)	(128.0)	(290.3)	(311.5)
Purchases of other property and equipment	(5.2)	(10.2)	(42.0)	(25.1)
Proceeds from sale of property and equipment	61.4	30.1	123.6	78.9
Net capital expenditures	(80.4)	(108.1)	(208.7)	(257.7)

Free cash flow	$58.5	$76.1	$194.5	$193.7

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Enterprise Results Summary
Enterprise net income increased $30.1 million, approximately 155%, in the third quarter of 2026 compared to the same period in 2025, primarily due to a $26.8 million increase in income from operations and a $12.4 million increase in other income. These increases were partially offset by a $9.1 million increase in the provision for income taxes.
Adjusted net income increased $29.1 million, approximately 134%, for the same reasons discussed above.
Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $132.9 million, approximately 9%, in the third quarter of 2026 compared to the same period in 2025.
Factors contributing to the increase included:
•an $87.5 million increase in fuel surcharge revenues due to higher fuel prices in 2026;
•a $40.4 million increase in Logistics segment revenues (excluding fuel surcharge) driven by higher revenue per order in our brokerage business; and
•a $6.3 million increase in Intermodal revenues (excluding fuel surcharge) due to higher revenue per order.
Enterprise revenues (excluding fuel surcharge) increased $45.4 million, approximately 3%, for the same reasons discussed above, excluding fuel surcharge revenue.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $26.8 million, approximately 76%, in the third quarter of 2026 compared to the same period in 2025. The increase was primarily attributable to higher rates within Network, improved Truckload productivity, increased Logistics brokerage net revenue per order, higher revenue per order in Intermodal, lower insurance, salaries and wages, and depreciation expenses, higher gains on sales of equipment, and a favorable freight mix. These benefits were partially offset by higher purchased transportation expense and lower Truckload volumes.
Adjusted income from operations increased $25.4 million, approximately 66%, for the same reasons listed above.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) improved on both a GAAP and adjusted basis when compared to the third quarter of 2025, for the same reasons listed above.
Enterprise Operating Expenses
Key operating expense fluctuations quarter over quarter are described below.
•Purchased transportation increased $85.0 million, or 17%, primarily due to higher third-party carrier costs within Logistics driven by increased revenue per order, higher purchased transportation expense within Intermodal resulting from higher fuel rates, and higher owner-operator purchased transportation expense within Truckload attributable to increased Network pricing and fuel costs.
•Salaries, wages, and benefits decreased $6.6 million, or 2%, resulting from lower headcount, partially offset by higher incentive compensation.
•Fuel and fuel taxes for company trucks increased $53.5 million, or 48%, driven by a higher cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization decreased $5.2 million, or 5%, mainly due to lower equipment counts.
•Operating supplies and expenses—net decreased $11.8 million, or 6%, primarily due to higher gains on sales of equipment and lower costs in our leasing business, partially offset by increased maintenance expenses.
•Insurance and related expenses decreased $10.7 million, or 18%, driven by higher claims severity in the prior period.
•Other general expenses increased $1.9 million, or 6%, primarily reflecting increased bad debt expense.

Total Other Expenses (Income)-Net
Total other income increased $12.4 million in the third quarter of 2026 compared to the same period in 2025, mainly due to an $11.4 million decrease in interest expense. In our third quarter 2025 Form 10-Q, we disclosed that we received an adverse verdict associated with a 2017 incident and filed post-trial motions. At the time, we also disclosed that judgment-related interest was being accrued until ultimate resolution. During the current quarter, we signed a settlement agreement in connection with this matter and, as a result, reversed $7.2 million of previously accrued interest. Interest expense also benefited from lower average outstanding debt, which reduced interest expense by an additional $2.3 million compared to the prior period.
Income Tax Expense
Our provision for income taxes increased $9.1 million, or 130%, in the third quarter of 2026 compared to the same period in 2025, primarily due to higher taxable income. The effective income tax rate was 24.5% and 26.5% for the three months ended September 30, 2026 and 2025, respectively. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Three Months Ended September 30,
Revenues by Segment (in millions)	2026	2025
Truckload	$624.8	$624.5
Intermodal	287.7	281.4
Logistics	372.5	332.1
Other	109.0	117.8
Fuel surcharge	240.2	152.7
Inter-segment eliminations	(48.9)	(56.1)
Operating revenues	$1,585.3	$1,452.4

	Three Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2026	2025
Truckload	$43.7	$19.8
Intermodal	22.6	16.8
Logistics	—	6.4
Other	(4.2)	(7.7)
Income from operations	62.1	35.3
Adjustments:
Intangible asset amortization	1.7	1.7
Severance	—	1.4
Adjusted income from operations	$63.8	$38.4

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Our Truckload segment is comprised of two operating units:
•Dedicated - Transportation services utilizing equipment dedicated to customers under long-term contracts.
•Network - Transportation services primarily consisting of one-way shipments.

	Three Months Ended September 30,
	2026	2025
Dedicated
Revenues (excluding fuel surcharge) (1)	$427.8	$436.5
Average trucks (2) (3)	8,051	8,472
Revenue per truck per week (4)	$4,107	$3,982
Network
Revenues (excluding fuel surcharge) (1)	$196.5	$187.4
Average trucks (2) (3)	3,296	3,819
Revenue per truck per week (4)	$4,605	$3,792
Total Truckload
Revenues (excluding fuel surcharge) (5)	$624.8	$624.5
Average trucks (2) (3)	11,347	12,291
Revenue per truck per week (4)	$4,252	$3,923
Average company trucks (3)	10,005	10,920
Average owner-operator trucks (3)	1,342	1,371
Trailers (6)	50,687	52,323
Operating ratio (7)	93.0%	96.8%
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
Truckload revenues (excluding fuel surcharge) increased $0.3 million, in the third quarter of 2026 compared to the same period in 2025. The increase was primarily driven by a higher rate per billed mile within Network and rate per total mile within Dedicated, largely offset by lower volumes.
Truckload income from operations increased $23.9 million, approximately 121%, in the third quarter of 2026 compared to the same period in 2025. The increase was primarily driven by improved pricing within Network and Dedicated, productivity increases in both Network and Dedicated as reflected by higher revenue per truck per week, acquisition-related cost synergies, higher gains on sales of equipment, and improved equipment utilization, which contributed to lower depreciation expense. These favorable impacts were partially offset by increased owner-operator purchased transportation expense and lower Truckload volumes.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Three Months Ended September 30,
	2026	2025
Orders (1)	114,619	116,592
Containers	26,331	26,394
Trucks	1,378	1,377
Revenue per order (2)	$2,486	$2,413
Operating ratio (3)	92.1%	94.0%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) increased $6.3 million, approximately 2%, in the third quarter of 2026 compared to the same period in 2025. The increase was primarily attributable to a 3% increase in revenue per order, partially offset by a decrease in volume.
Intermodal income from operations increased $5.8 million, approximately 35%, in the third quarter of 2026 compared to the same period in 2025, primarily driven by freight mix and revenue impacts noted above. These benefits were partially offset by increased purchased transportation expense, resulting from higher fuel costs, and lower volume.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Three Months Ended September 30,
	2026	2025
Operating ratio (1)	100.0%	98.1%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $40.4 million, approximately 12%, in the third quarter of 2026 compared to the same period in 2025, primarily due to an increase in revenue per order, partially offset by lower brokerage volume.
Logistics income from operations decreased $6.4 million, approximately 100%, in the third quarter of 2026 compared to the same period in 2025, driven by higher purchased transportation expense and increased insurance costs related to a specific prior year claim, partially offset by the revenue impacts listed above.
Other
Other loss from operations in the third quarter of 2026 was comparable to the same period in 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Enterprise Results Summary
Enterprise net income increased $38.1 million, approximately 47%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a $34.5 million increase in income from operations and a $15.3 million favorable change in total other expenses—net, driven by a $13.9 million decrease in interest expense. These favorable impacts were partially offset by an $11.7 million increase in the provision for income taxes.
Adjusted net income increased $36.7 million, approximately 42%, for the same reasons discussed above.

Components of Enterprise Net Income
Enterprise Revenues
Enterprise operating revenues increased $277.8 million, approximately 6%, in the nine months ended September 30, 2026 compared to the same period in 2025.
Factors contributing to the increase included:
•a $201.3 million increase in fuel surcharge revenues due to higher fuel prices;
•a $57.2 million increase in Logistics segment revenues (excluding fuel surcharge), resulting from higher revenue per order within the brokerage business; and
•a $10.0 million increase in Truckload segment revenues (excluding fuel surcharge), driven by higher rates within Network.
These increases were partially offset by:
•a $3.7 million decrease in Intermodal segment revenues (excluding fuel surcharge), primarily due to decreased revenue per order.
Enterprise revenues (excluding fuel surcharge) increased $76.5 million, approximately 2%, for the same reasons discussed above, excluding fuel surcharge revenue.
Enterprise Income from Operations and Operating Ratio
Enterprise income from operations increased $34.5 million, approximately 26%, in the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily attributable to higher Network rates, improved Truckload productivity, increased Logistics brokerage net revenue per order, and fuel surcharge recovery. Lower insurance costs, reduced depreciation and amortization expense resulting from improved asset utilization, lower salaries and wages, and other cost containment initiatives also contributed to the improvement. These benefits were partially offset by higher purchased transportation costs and increased operating supplies and expenses.
Adjusted income from operations increased $32.7 million, approximately 23%, for the same reasons listed above.
Enterprise operating ratio (operating expenses as a percentage of operating revenues) improved on both a GAAP and adjusted basis when compared to the same period in 2025, for the same reasons listed above.
Enterprise Operating Expenses
Key operating expense fluctuations year over year are described below.
•Purchased transportation costs increased $152.1 million, or 10%, primarily due to higher third-party carrier costs within Logistics associated with increased revenue per order, higher purchased transportation costs within Intermodal resulting from increased fuel costs, and higher owner-operator purchased transportation costs within Truckload driven by improved Network price and increased fuel cost.
•Salaries, wages, and benefits decreased $8.2 million, or 1%, primarily due to lower office wages and driver pay resulting from reduced headcount, partially offset by higher incentive compensation and maintenance wages.
•Fuel and fuel taxes for company trucks increased $121.9 million, or 37%, driven by a higher cost per gallon. A significant portion of fuel costs are recovered through our fuel surcharge programs.
•Depreciation and amortization decreased $10.7 million, or 3%, mainly due to lower equipment counts and less amortization related to internal-use software.
•Operating supplies and expenses—net increased $6.2 million, or 1%, driven by maintenance, lumpers, tolls, and software expenses, partially offset by increased gains on equipment sales and decreased costs in our leasing business.
•Insurance and related expenses decreased $13.9 million, or 10%, driven by higher claims severity in the prior period.
•Other general expenses decreased $4.1 million, or 4%, largely related to lower professional service costs as a result of cost containment actions, partially offset by increased bad debt expense.

Total Other Expenses-Net
Total other expenses decreased $15.3 million, approximately 64%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to a $13.9 million decrease in interest expense. In our third quarter 2025 Form 10-Q, we disclosed that we received an adverse verdict associated with a 2017 incident and filed post-trial motions. At the time, we also disclosed that judgment-related interest was being accrued until ultimate resolution. During the current quarter, we signed a settlement agreement in connection with this matter and, as a result, reversed $7.2 million of previously accrued interest. Interest expense also benefited from lower average outstanding debt, which reduced interest expense by an additional $7.6 million compared to the prior period.
Income Tax Expense
Our provision for income taxes increased $11.7 million, approximately 43%, in the nine months ended September 30, 2026 compared to the same period in 2025, due to higher taxable income. The effective income tax rate was 24.5% and 25.0% for the nine months ended September 30, 2026 and 2025, respectively. Our provision for income taxes may fluctuate in future periods to the extent tax laws and regulations change.
Revenues and Income (Loss) from Operations by Segment
The following tables summarize revenues and income (loss) from operations by segment.

	Nine Months Ended September 30,
Revenues by Segment (in millions)	2026	2025
Truckload	$1,870.4	$1,860.4
Intermodal	803.2	806.9
Logistics	1,060.9	1,003.7
Other	312.3	303.3
Fuel surcharge	636.0	434.7
Inter-segment eliminations	(130.3)	(134.3)
Operating revenues	$4,552.5	$4,274.7

	Nine Months Ended September 30,
Income (Loss) from Operations by Segment (in millions)	2026	2025
Truckload	$115.3	$85.0
Intermodal	51.9	46.7
Logistics	18.6	22.4
Other	(18.9)	(21.7)
Income from operations	166.9	132.4
Adjustments:
Acquisition-related costs	—	0.2
Intangible asset amortization	5.2	5.4
Severance	—	1.4
Adjusted income from operations	$172.1	$139.4

We monitor and analyze a number of KPIs to manage our business and evaluate our financial and operating performance.
Truckload
The following table presents our Truckload segment KPIs for the periods indicated, consistent with how revenues and expenses are reported internally for segment purposes. Our Truckload segment is comprised of two operating units:
•Dedicated - Transportation services utilizing equipment dedicated to customers under long-term contracts.
•Network - Transportation services primarily consisting of one-way shipments.

	Nine Months Ended September 30,
	2026	2025
Dedicated
Revenues (excluding fuel surcharge) (1)	$1,292.7	$1,312.4
Average trucks (2) (3)	8,276	8,509
Revenue per truck per week (4)	$4,072	$4,015
Network
Revenues (excluding fuel surcharge) (1)	$578.4	$547.2
Average trucks (2) (3)	3,466	3,760
Revenue per truck per week (4)	$4,350	$3,787
Total Truckload
Revenues (excluding fuel surcharge) (5)	$1,870.4	$1,860.4
Average trucks (2) (3)	11,742	12,269
Revenue per truck per week (4)	$4,154	$3,945
Average company trucks (3)	10,417	10,923
Average owner-operator trucks (3)	1,325	1,346
Trailers (6)	50,687	52,323
Operating ratio (7)	93.8%	95.4%
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
Truckload revenues (excluding fuel surcharge) increased $10.0 million, or 1%, in the nine months ended September 30, 2026 compared to the same period in 2025, driven by a 7% increase in rate per billed mile within Network and a 1% increase in rate per total mile within Dedicated. These factors were partially offset by volume decreases within Network and Dedicated.
Truckload income from operations increased $30.3 million, approximately 36%, in the nine months ended September 30, 2026 compared to the same period in 2025. Factors contributing to the increase include the revenue impacts noted above, as well as fuel surcharge recovery, acquisition-related cost synergies, higher gain on sales of equipment, and lower depreciation expense due to reduced equipment count. These favorable impacts were partially offset by increased purchased transportation and maintenance expenses.

Intermodal
The following table presents the KPIs for our Intermodal segment for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
Orders (1)	327,953	329,250
Containers	26,331	26,394
Trucks	1,378	1,377
Revenue per order (2)	$2,417	$2,440
Operating ratio (3)	93.5%	94.2%
(1)Based on delivered rail orders.
(2)Calculated using rail revenues excluding fuel surcharge and revenue in transit, consistent with how revenue is reported internally for segment purposes.
(3)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Intermodal revenues (excluding fuel surcharge) decreased $3.7 million in the nine months ended September 30, 2026 compared to the same period in 2025, primarily from a 1% decrease in revenue per order, reflecting shorter length of haul.
Intermodal income from operations increased $5.2 million, approximately 11%, in the nine months ended September 30, 2026 compared to the same period in 2025, mainly resulting from freight mix and increased gains on sales of equipment, partially offset by increased maintenance costs.
Logistics
The following table presents the KPI for our Logistics segment for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
Operating ratio (1)	98.2%	97.8%
(1)Calculated as segment operating expenses divided by segment revenues (excluding fuel surcharge) including revenue in transit and related expenses at the operating segment level.
Logistics revenues (excluding fuel surcharge) increased $57.2 million, approximately 6%, in the nine months ended September 30, 2026 compared to the same period in 2025, mainly due to higher revenue per order within our brokerage business, partially offset by lower volume.
Logistics income from operations decreased $3.8 million, approximately 17%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to increased third-party purchased transportation expense and higher insurance costs reflective of a specific prior year claim, partially offset by the revenue impacts listed above along with other cost reduction actions.
Other
Other loss from operations in the nine months ended September 30, 2026 was comparable to the same period in 2025.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we have a $350.0 million revolving credit facility (the 2026 Credit Facility) maturing in September 2031 and a $400.0 million receivables purchase agreement (the 2026 Receivable Purchase Agreement) maturing in September 2029, for which our combined available capacity as of September 30, 2026 was $636.9 million. The 2026 Credit Facility also allows us to request an additional increase in total commitment by up to $350.0 million. If we do not refinance, repay in full, or extend the maturity of our 2024 DDTL Facility prior to the date 91 days prior to November 22, 2029, the 2026 Credit Facility will mature on November 22, 2029. We anticipate that cash generated from operations, together with amounts available under our credit facilities, will be sufficient to meet our requirements for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that we will obtain these funds through additional borrowings, equity offerings, or a combination of these potential sources of liquidity. Our ability to fund future operating expenses and capital expenditures, as well as our ability to meet future debt service obligations or refinance our indebtedness, will depend on our future operating performance, which will be affected by general economic, financial, and other factors beyond our control.
The following table presents our cash and cash equivalents, marketable securities, and outstanding debt and finance lease obligations as of the dates shown.

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$326.2	$201.5
Marketable securities	33.8	41.8
Total cash, cash equivalents, and marketable securities	$360.0	$243.3

Debt:
Senior notes	$50.0	$50.0
2024 DDTL Facility	340.0	347.5
Finance leases	3.6	5.0
Total debt	$393.6	$402.5
Debt
As of September 30, 2026, we were in compliance with all financial covenants under our credit agreements and the agreements governing our senior notes. See Note 6, Debt and Credit Facilities, for information about our financing arrangements.
Cash Flows
The following table summarizes the changes to our net cash flows provided by (used in) operating, investing, and financing activities for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$403.2	$451.4
Net cash used in investing activities	(208.4)	(311.5)
Net cash used in financing activities	(70.1)	(63.4)

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Operating Activities
Net cash provided by operating activities decreased $48.2 million, approximately 11%, in the first nine months of 2026 compared to the same period in 2025. The decrease was driven by higher cash used by working capital, partially offset by an increase in net income adjusted for noncash items. Working capital changes primarily reflected movements in trade receivables corresponding to increased operating revenues, prepaid and other assets due to the timing of payments, and changes in reserve balances. These amounts were partially offset by a higher payables balance and changes in other liabilities related to the timing of tax and wage accruals.
Investing Activities
Net cash used in investing activities decreased $103.1 million, approximately 33%, in the first nine months of 2026 compared to the same period in 2025, primarily due to increased proceeds from the sale of equipment resulting from both volume and price, decreased lease equipment purchases, the timing of transportation equipment purchases, and reduced funding of notes receivable. These decreases were partially offset by higher purchases of other property and equipment related to land acquisitions.
The following table sets forth our net capital expenditures for the periods indicated.

	Nine Months Ended September 30,
(in millions)	2026	2025
Purchases of transportation equipment	$290.3	$311.5
Purchases of other property and equipment	42.0	25.1
Proceeds from sale of property and equipment	(123.6)	(78.9)
Net capital expenditures	$208.7	$257.7
Net capital expenditures decreased $49.0 million during the first nine months of 2026 compared to the same period in 2025, primarily reflecting a $21.2 million decrease in transportation equipment purchases due to the timing of equipment investment targets and a $44.7 million increase in proceeds from sale of equipment, driven largely by increased volume and price of tractor sales. These favorable impacts were partially offset by other property and equipment purchases.
Financing Activities
Net cash used in financing activities increased $6.7 million, approximately 11%, in the first nine months of 2026 compared to the same period in 2025. The increase was primarily driven by a $9.0 million increase in net payments on debt and finance lease obligations, partially offset by a $3.1 million decrease in common stock repurchases due to lower share repurchase activity.
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
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations
See the disclosure under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2025 for our contractual obligations as of December 31, 2025. There were no material changes to our contractual obligations during the nine months ended September 30, 2026.

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
Changes in Internal Control
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to various lawsuits in the ordinary course of its business. For information relating to legal proceedings, see Note 11, Commitments and Contingencies, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as set forth in Part II, Item 1A “Risk Factors” in our Quarterly Report for the quarterly period ended June 30, 2026, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any equity security during the three months ended September 30, 2026.
Limitation Upon Payment of Dividends
The 2026 Credit Facility and the delayed-draw term loan facility include covenants limiting our ability to pay dividends or make distributions on our capital stock if a default exists under the 2026 Credit Facility or the delayed-draw term loan facility, as applicable, or would be caused by giving effect to such dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Form	Exhibit	File No.	Filing Date
10.1	Credit Agreement dated as of September 10, 2026, among Schneider National Leasing, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	001-38054	9/16/2026

10.2	First Amendment of Credit Agreement dated as of September 10, 2026, among Schneider National Leasing, Inc., the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.2	001-38054	9/16/2026

10.3	Amendment No. 7, dated September 30, 2026, to Amended and Restated Receivables Purchase Agreement dated as of March 31, 2011, as amended and restated as of September 5, 2018, and as further amended on July 30, 2021, June 1, 2023, May 29, 2024 and August 25, 2025, among Schneider Receivables Corporation, as seller, Schneider National, Inc., as the servicer, Wells Fargo Bank, N.A., as administrative agent, and the purchasers party thereto.	8-K	10.1	001-38054	10/02/2026

31.1*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL
*    Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Schneider National, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHNEIDER NATIONAL, INC.

Date:	October 30, 2026	/s/ Darrell G. Campbell
Darrell G. Campbell
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)